Form 10QSB/A
period 1996-03-31
DESERT SPRINGS ACQUISITION CORP
filed 1996-09-09
CIK 810932

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
- --------------------------------------------------------------------------------


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                             SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1996

                                       AND

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                             SECURITIES EXCHANGE ACT OF 1934



                       Commission File Number: 33-12029-D

- --------------------------------------------------------------------------------


                        Desert Springs Acquisition Corp.

                      formerly Bartel Financial Group, Inc.

             (Exact name of Registrant as specified in its charter)

- --------------------------------------------------------------------------------


     Colorado                                                         84-1043258
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

5160 South Valley View, Suite 106, Las Vegas NV                            89118
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:    (702) 739-6552


Securities registered pursuant to Section 12(b) of the Act:      None


Securities registered pursuant to Section 12(g) of the Act:      None

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of March 31, 1996, the number of shares outstanding of the Registrant's Common Stock was 1,942,500.

                          PART I: FINANCIAL INFORMATION


                          Item 1. Financial Statements


     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended March 31, 1996

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Liquidity and Capital Resources

     The Issuer (and its wholly-owned subsidiary) has no current business, and has had no operations in the last fiscal year.

Results of Operations

     The Issuer (and its wholly-owned subsidiary) has no current business, and has had no operations in the last fiscal year. The Issuer (and its wholly-owned subsidiary) has no capital resource and no liquidity.



                           PART II: OTHER INFORMATION

                            Item 1. Legal Proceedings

                                      None

                          Item 2. Change in Securities

                                Please See Item 5

                     Item 3. Defaults Upon Senior Securities

                                      None

            Item 4. Submission of Matters to Vote of Security Holders

                                Please See Item 5

                            Item 5. Other Information

     (a) On July 11, 1995, pursuant to authority granted by shareholders at the Special Shareholders Meeting of October 28, 1994, the Board of Directors resolved as follows: (1) The Officers were empowered and directed to grant to Glenneyre Capital Corporation an option to acquire 200,000,000 shares of new investment common stock at $0.0001/share or $20,000.00, and further that the proceeds thereof shall be placed into an Attorney Escrow to be drawn upon for expenses of the reorganization of the Issuer. The General Counsel of this Issuer shall be the Attorney Escrow for this purpose. (2) The Officers were empowered and directed to effectuate a 200 for 1 reverse split of the Company's Common Stock; provided that no shareholder shall be reduced to less than 10 shares as a result thereof. (3) The Officers were empowered and directed to change the name of the Corporation to

Desert Springs Acquisition Corp. (4) The Officers were empowered and directed to retain and appoint WILLIAM STOCKER, Esq. as General Counsel and HJS Financial Services, Inc. as Investment Banking consultants for the Corporation (Mr. Stocker having disclosed that he also serves as General Counsel to HJS). (5) The Officers were empowered and directed to withdraw the Form 10-SB filed about October 1994, for the reason that the merger therein contemplated did not take place and that the information contained therein is not current.

     Following the 200 to 1 reverse split, and as a result thereof, when effectuated, the previous 138,100,000 shares issued and outstanding were reduced to 690,500 shares. These figures do not include the 200,000,000 (pre-reverse)new investment shares to be issued to Gleneyre Capitial Corporation. Those shares if and when issued would result in a change of control of the issuer. It is not clear at the time of this report that those shares will be issued, such that no change of control has occured or is presently contemplated to occur, if at all, or at any particular time.

     (b) On September 18, and September 28, 1995, respectively, the Issuer entered into certain Financial Service Agreements (the Issuer filed a Quarterly Report on Form 10-Q dated September 30, 1995, reporting the events mentioned in
Item 5 of this Quarterly Report. Attention is directed to the Exhibits furnished with that Current Report, all of which are incorporated herein by this reference as though fully set forth herein. as Exhibits 28.1 and 28.2 to the Quarterly Report for the Quarter ended September 30, 1995). On October 7, the Issuer entered into a further Financial Service Agreements, attached as Exhibits 28.3 hereto. These agreements remain executory, and when effectuated will result in Registration of Securities on Form S-8, pursuant to the Securities Act of 1933. It is possible that, but not yet clear whether, these transactions will result in a change of control of the issuer.



                    Item 6. Exhibits and Reports on Form 8-K

     The Issuer filed a Current Report on Form 8-K dated September 1, 1995, reporting the events mentioned in Item 5 of this Quarterly Report. Attention is directed to the Exhibits furnished with that Current Report, all of which are incorporated herein by this reference as though fully set forth herein.



                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement



       Exhibit F     Financial Statements (Un-Audited) March 31, 1996

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 1996, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


March 31, 1996


                        Desert Springs Acquisition Corp.
                             A COLORADO CORPORATION




                                       by





/S/                                                                          /S/
- -------------------------                              -------------------------
James L. Bartel                                                Mitchell Milgaten
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER

                                    Exhibit F

           UN-AUDITED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1996

                                                        DESERT SPRINGS CORP.
                                                     BALANCE SHEETS (UNAUDITED)
                                          for the fiscal years ended June 30, 1995 and 1994
                                            and for the Nine Months ended March 31, 1996



                                                                        March 31,                         June 30
                                                                                        ------------------------------
                                                                          1996               1995            1994
                                                                   ------------------   -------------   --------------

                                                                ASSETS
CURRENT ASSETS

          Total Current Assets                                     $             -0-    $        -0-    $         -0-



TOTAL ASSETS                                                       $             -0-    $        -0-    $         -0-
                                                                   ==================   =============   ==============


                                           LIABILITIES & STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

    Accounts Payable                                               $           6,693    $        104    $         -0-
                                                                   ------------------   -------------   --------------

Total Liabilities                                                              6,693             104              -0-
                                                                   ------------------   -------------   --------------

STOCKHOLDERS' EQUITY

    Common Stock, $.0001 par value; authorized 500,000,000
       shares; issued and outstanding, 1,942,500 shares
       and 690,500 shares respectively                                        19,425           6,905            6,905

    Additional Paid In Capital                                               392,810         400,810          399,600

    Accumulated Surplus (Deficit)                                            -418928         -407819          -406505
                                                                   ------------------   -------------   --------------

Total Stockholders' Equity                                                   (6,693)           (104)              -0-
                                                                   ------------------   -------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $             -0-    $        -0-    $         -0-
                                                                   ==================   =============   ==============





                   The accompanying notes are an integral part
                         of these financial statements.

                                                  DESERT SPRINGS ACQUISITION CORP.
                                       STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                                          for the fiscal years ended June 30, 1995 and 1994
                                            and for the Nine Months ended March 31, 1996




                                                March 31,                                June 30
                                                                --------------------------------------------
                                                  1996                  1995                    1994
                                        --------------------    --------------------    --------------------
Revenues                                $                 -0-   $                 -0-   $                 -0-

Expenses; General & Administrative                      6693                    1314                     624
                                        --------------------    --------------------    --------------------

Net Loss from Operations                               -6693                   -1314                     -624

Net Income (Loss)                       $                 -0-   $                 -0-   $                 -0-
                                        ====================    ====================    ====================


Loss per Share                          $                  0    $                  0    $                   0
                                        ====================    ====================    ====================



                   The accompanying notes are an integral part
                         of these financial statements.



                                                  DESERT SPRINGS ACQUISITION CORP.
                                                 STATEMENTS OF CASH FLOW (UNAUDITED)
                                          for the fiscal years ended June 30, 1995 and 1994
                                            and for the Nine Months ended March 31, 1996



                                                      March 31,                       June 30
                                                                    ------------------------------------------
                                                        1996               1995                1994
                                                 -----------------  ------------------    --------------------
Operating Activities
        Net Income (Loss)                        $          -6693   $            -1314  $                 -624

        Increase in Accounts Payable                           -0-                 104                      -0-
                                                 -----------------  ------------------    --------------------


    Net Cash from Operations                                -6693               -1210                     -624

    Investing Activities                                       -0-                 -0-                      -0-

    Financing Activities                                       -0-                 -0-                      -0-

        Contributions by Shareholders                        6693                1210                      624

    Net Cash Provided (Used)
     by Financing Activities                                   -0-               1210                      624

    Increase (Decrease) in Cash                 $              -0- $               -0-   $                  -0-
                                                =================  ==================    =====================




                   The accompanying notes are an integral part
                         of these financial statements.

                                                  DESERT SPRINGS ACQUISITION CORP.
                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                               for the period from inception of the Development Stage on July 1, 1991, for the fiscal years ended June 30, 1992 through 1995
                                               and for the period ended March 31, 1996

                                                                                  Additional         Accumulated     Total Stock-
                                              Common                 Par           Paid-In             Equity      holders' Equity
                                               Stock                Value          Capital            (Deficit)       (Deficit)
                                           --------------    ----------------   -------------     --------------    ------------
    Balance on June 30, 1991                     690,500     $         6,905    $    397,728        $  (404,633)     $      -0-

    Contributions from Shareholders                                                      624

    Net Loss during the fiscal year
    ended June 30, 1992                                                                                    -624

    Contributions from Shareholders                                                      624

    Net Loss during the fiscal year
    ended June 30, 1993                                                                                    -624

                                           --------------        ------------     -----------         ----------       --------
    Balance at June 30, 1993                     690,500               6,905         398,976            -405881             -0-

    Contributions from Shareholders                                                      624

    Net Loss during the fiscal year
    ended June 30, 1994                                                                                    -624

                                           --------------        ------------     -----------         ----------       --------
    Balance at June 30, 1994                     690,500               6,905         399,600            -406505             -0-

    Contributions from Shareholders                                                   1,210

    Net Loss during the fiscal year
    ended June 30, 1995                                                                                   -1314

                                           --------------        ------------     -----------         ----------       --------
    Balance at June 30, 1995                     690,500               6,905         400,810            -407819           -104

    Shares Issued for Services Rendered        1,252,000              12,520

                                           --------------        ------------     -----------         ----------       --------
    Balance at March 31, 1996                  1,942,500              19,425         392,810            -407819           4416




                   The accompanying notes are an integral part
                         of these financial statements.