Form 10QSB/A
period 1996-06-30
DESERT SPRINGS ACQUISITION CORP
filed 1996-09-09
CIK 810932

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
- --------------------------------------------------------------------------------


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                             SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 1995

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

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of December 31, 1995, the number of shares outstanding of the Registrant's Common Stock was 1,942,500.

                          PART I: FINANCIAL INFORMATION


                          Item 1. Financial Statements


      Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended December 31, 1995

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

     Following the 200 to 1 reverse split, and as a result thereof, when effectuated, the previous 138,100,000 shares issued and outstanding were reduced to 690,500 shares. These figures do not include the 200,000,000 (pre-reverse) new investment shares to be issued to Gleneyre Capitial Corporation. Those shares if and when issued would result in a change of control of the issuer. It is not clear at the time of this report that those shares will be issued, such that no change of control has occured or is presently contemplated to occur, if at all, or at any particular time.

     (b) On September 18, and September 28, 1995, respectively, the Issuer entered into certain Financial Service Agreements (the Issuer filed a Quarterly Report on Form 10-Q dated September 30, 1995, reporting the events mentioned in
Item 5 of this Quarterly Report. Attention is directed to the Exhibits furnished with that Current Report, all of which are incorporated herein by this reference as though fully set forth herein as Exhibits 28.1 and 28.2 to the Quarterly Report for the Quarter ended September 30, 1995). On October 7, the Issuer entered into a further Financial Service Agreements, attatched as Exhibits 28.3 hereto. These agreements remain executory, and when effectuated will result in Registration of Securities on Form S-8, pursuant to the Securities Act of 1933. It is possible that, but not yet clear whether, these transactions will result in a change of control of the issuer.



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



                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement



Exhibit F   Financial Statements (Un-Audited) December 31, 1995

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended December 31, 1995, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


December 31, 1995


                        Desert Springs Acquisition Corp.
                             A COLORADO CORPORATION




                                       by





/S/                                                                          /S/
- -------------------------------                  -------------------------------
James L. Bartel                                                Mitchell Milgaten
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER

                                   Exhibit F
           UN-AUDITED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
                               DECEMBER 31, 1995

                        DESERT SPRINGS ACQUISITION CORP.
                           BALANCE SHEETS (UNAUDITED)
                for the fiscal years ended June 30, 1995 and 1994
                 and for the Six Months ended December 31, 1995






                                                     ASSETS


                                                                                             June 30
                                                               December 31,          -----------------------
                                                                 1995                1995               1994
                                                              ------------           ----               ----
                                                            ASSETS

CURRENT ASSETS
    Total Current Assets                                      $       -0-          $    -0-        $     -0-

TOTAL ASSETS                                                  $       -0-          $    -0-        $     -0-
                                                              ===========          ========        =========

                                                 LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                              $    6,693          $    104        $     -0-
                                                               ----------          --------        ---------
Total Liabilities                                                   6,693               104              -0-
                                                               ----------          --------        ---------
STOCKHOLDERS' EQUITY

 Common Stock, $.0001 par value; authorized 500,000,000
    shares; issued and outstanding, 1,942,500 shares
    and 690,500 shares respectively                            $   19,425          $  6,905        $   6,905
 Additional Paid In Capital                                       392,810           400,810          399,600
                                                               ----------          --------        ---------
 Accumulated Surplus (Deficit)                                    -418928           -407819          -406505
                                                               ----------          --------        ---------
Total Stockholders' Equity                                         (6,693)             (104)             -0-
                                                               ----------          --------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      -0-          $    -0-        $     -0-
                                                               ==========          ========        =========




The accompanying notes are an integral part of these financial statements.

                        DESERT SPRINGS ACQUISITION CORP.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                for the fiscal years ended June 30, 1995 and 1994
                 and for the Six Months ended December 31, 1995



                                                                                June 30
                                                      December 31,   -------------------------
                                                          1995             1995           1994
                                                    --------------         -----          ----
    Revenues                                        $         -0-   $       -0-   $        -0-
                                                    -------------   -----------   ------------

    Expenses; General & Administrative                      6693          1314            624
                                                    -------------   -----------   ------------

    Net Loss from Operations                               -6693         -1314           -624

    Net Income (Loss)                               $         -0-   $       -0-    $       -0-
                                                    -------------   -----------    -----------

                                                    -------------   -----------   ------------

    Loss per Share                                  $          0    $        0     $        0
                                                    =============   ===========    ===========

                        DESERT SPRINGS ACQUISITION CORP.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                for the fiscal years ended June 30, 1995 and 1994
                 and for the Six Months ended December 31, 1995



                                                                           June 30
                                                     December 31,      ----------------
                                                         1995          1995        1994
                                                    -----------        ----        ----
    Operating Activities

        Net Income (Loss)                          $   -6693      $   -1314       $   -624

        Increase in Accounts Payable                       -0-          104           -0-
                                                    -----------     --------       -------

    Net Cash from Operations                           -6693          -1210          -624
    Investing Activities                                 -0-            -0-           -0-
    Financing Activities                                 -0-            -0-           -0-

        Contributions by Shareholders                   6693           1210           624

    Net Cash Provided (Used)
     by Financing Activities                             -0-           1210           624

    Increase (Decrease) in Cash                   $      -0-      $     -0-       $   -0-
                                                    ===========     ========       ========

The accompanying notes are an integral part of these financial statements.

                        DESERT SPRINGS ACQUISITION CORP.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on July 1, 1991, for the fiscal years ended June 30, 1992 through 1995
                   and for the period ended December 31, 1995


                                                                    Additional   Accumulated     Total Stock-
                                       Common           Par         Paid-In        Equity       holders' Equity
                                       Stock           Value        Capital       (Deficit)      (Deficit)
                                   ---------------  -----------  -------------  ------------  -------------
Balance on June 30, 1991                  690,500   $    6,905   $    397,728   $  (404,633)  $         -0-

Contributions from Shareholders                                           624

Net Loss during the fiscal year
ended June 30, 1992                                                                    -624

Contributions from Shareholders                                           624

Net Loss during the fiscal year
ended June 30, 1993                                                                    -624

                                   ---------------    ---------    -----------    ----------    -----------
Balance at June 30, 1993                  690,500        6,905        398,976       -405881             -0-

Contributions from Shareholders                                           624

Net Loss during the fiscal year
ended June 30, 1994                                                                    -624

                                   ---------------    ---------    -----------    ----------    -----------
Balance at June 30, 1994                  690,500        6,905        399,600       -406505             -0-

Contributions from Shareholders                                         1,210

Net Loss during the fiscal year
ended June 30, 1995                                                                   -1314

                                   ---------------    ---------    -----------    ----------    -----------
Balance at June 30, 1995                  690,500        6,905        400,810       -407819           -104

Shares Issued for Services Rendered     1,252,000       12,520

                                   ---------------    ---------    -----------    ----------    -----------
Balance at December 31, 1995            1,942,500       19,425        392,810       -407819           4416






The accompanying notes are an integral part of these financial statements.