Form 10KSB
period 1996-06-30
DESERT SPRINGS ACQUISITION CORP
filed 1996-12-18
CIK 810932

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 or 15(d) OF THE  SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)



                       Commission File Number: 33-12029-D

--------------------------------------------------------------------------------

                         Desert Springs Acquisition Corp
             (Exact name of Registrant as specified in its charter)
                                    formerly
                          Bartel Financial Group, Inc.

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

Securities registered pursuant to Section 12(g) of the Act: None:

Yes[X] No[ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

Not[X] (Indicate by check mark whether if disclosure of delinquent filers (ss.229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of June 30, 1996, the aggregate number of shares held by non-affiliates was approximately 308,000 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of June 30, 1996, the number of shares outstanding of the Registrant's Common Stock was 1,942,500.
                                               Exhibit Index is found on page 12

        Desert Springs Acquisition Corp. June 30, 1996 Form 10-KSB      Page 1

--------------------------------------------------------------------------------



                                     PART I



--------------------------------------------------------------------------------



        Desert Springs Acquisition Corp. June 30, 1996 Form 10-KSB      Page 2

--------------------------------------------------------------------------------
                                Item 1. Business.
--------------------------------------------------------------------------------


(a)  Historical Information.

     Bartel Financial Group, Inc.(the "Issuer", the "Company" and sometimes the "Registrant") is a Colorado corporation organized October 3, 1986, as successor to WTS III Capital Corporation ("WTS"). WTS was organized as "Blank Check" company and conducted a public offering of its securities pursuant to a Registration Statement on Form S-18 filed with the Denver Regional Office of the Securities and Exchange Commission ("SEC") which was effective on August 11, 1987. The offering closed after receipt of the maximum proceeds of $300,000. On October 7, 1987, WTS acquired 100% of Bartel Financial Group, Inc. ("BFG Utah"), a Utah Corporation in transaction commonly characterized as a "reverse acquisition".

     (1) On July 11, 1995, pursuant to authority granted by shareholders at the Special Shareholders Meeting of October 28, 1994, the Board of Directors resolved as follows:

          (i) The Officers were empowered and directed to grant to Glenneyre Capital Corporation an option to acquire 200,000,000 shares of new investment common stock at $0.0001/share or $20,000.00, and further that the proceeds thereof shall be placed into an Attorney Escrow to be drawn upon for expenses of the reorganization of the Issuer. The General Counsel of this Issuer shall be the Attorney Escrow for this purpose. Since that time, that Option has expired unexercised, and has not been renewed. As a result, that option is of no further force or effect.

          (ii) The Officers were empowered and directed to effectuate a 200 for 1 reverse split of the Company's Common Stock; provided that no shareholder shall be reduced to less than 10 shares as a result thereof. Following the 200 to 1 reverse split, and as a result thereof, the existing 138,100,000 shares issued and outstanding were reduced to 690,500 shares.

          (iii) The Officers were empowered and directed to change the name of the Corporation to Desert Springs Acquisition Corp.

          (iv) The Officers were empowered and directed to retain and appoint WILLIAM STOCKER, Esq. as General Counsel and HJS Financial Services, Inc. as Investment Banking consultants for the Corporation (Mr. Stocker having disclosed that he also serves as General Counsel to
          HJS).

          (v) The Officers were empowered and directed to withdraw the Form 10-SB filed about October 1994, for the reason that the merger therein contemplated did not take place and that the information contained therein is not current.


     (2) On September 18, September 28, 1995, and October 7, respectively, the Issuer entered into certain Financial Service Agreements. Attention is directed to the Exhibits furnished with Quarterly Report on Form 10-Q dated September 30, 1995, December 31, 1995 and March 31, 1996, all of which are incorporated herein by this reference as though fully set forth herein, and are attached as Exhibits 28.1, 28.2 and 28.3 hereto. These agreements were the subjects, respectively, of three successive filings resulting in the Registration of 1,252,000 shares of common stock on Form S-8, pursuant to the Securities Act of 1933. No change of control of the issuer resulted from the registration or disposition of the Securities registered on Form S-8.


        Desert Springs Acquisition Corp. June 30, 1996 Form 10-KSB      Page 3

      (3) As a result of the foregoing transactions, as of the date of this Annual Report, the Issuer had a single class of securities, namely common equity voting stock, 500,000,000 shares (of par value $0.0001) authorized; of which 1,942,500 shares were issued and outstanding.



(b) The Business of Registrant and its Subsidiary.

     The Issuer (and its wholly-owned subsidiary) has no current business, and has had no operations since 1989.

(c) Employees and Facilities.

     The Company has no employees or facilities, and enjoys the non-exclusive office services of its President and Majority Shareholder.


--------------------------------------------------------------------------------
                               Item 2. Facilities.
--------------------------------------------------------------------------------

     The Company has no employees or facilities, and enjoys the non-exclusive office services of its President and Majority Shareholder.

--------------------------------------------------------------------------------
                           Item 3. Legal Proceedings.
--------------------------------------------------------------------------------

     There are no legal proceedings pending against the Company, as of the preparation of this Report.

--------------------------------------------------------------------------------
          Item 4. Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------------------------

     None


        Desert Springs Acquisition Corp. June 30, 1996 Form 10-KSB      Page 4

--------------------------------------------------------------------------------

                                     PART II

--------------------------------------------------------------------------------



        Desert Springs Acquisition Corp. June 30, 1996 Form 10-KSB      Page 5

--------------------------------------------------------------------------------
            Item 5. Market for Common Equity and Stockholder Matters.
--------------------------------------------------------------------------------


(a) Market Information.

     The Registrant Company has one class of securities, Common Voting Equity Shares ("Common Stock"). Each of the Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to "short selling", sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold "short".

     Of the Company's issued and outstanding 1,942,500 shares of Common Stock as of June 30, 1996, all shares, subject to an exception for the 1,634,500 shares owned by affiliates of the Issuer, may be presently sold in compliance with Rule
144. Rule 144 provides among other things and subject to certain limitations that a person holding Restricted Securities for a period of three years may sell those securities, free of restriction in brokerage transactions. Further, shares issued pursuant to 1933 Act Registration, again subject to exceptions for affiliate ownership, are not Restricted Securities, and are freely tradeable in brokerage transaction. Affiliates are permitted by Rule 144 to sell affiliate owned securities (Restricted Securities held for more than two years, and Registered Affiliate Control Securities) in limited amounts. Possible or actual sales of the Company's Common Stock under Rule 144 or otherwise may have a depressive effect upon the price of the Company's Common Stock.

(b) Holders.

     Management calculates that the approximate number of holders of the Company's Common Stock, as of June 30, 1996 was 484.

(c) Dividends.

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

        Desert Springs Acquisition Corp. June 30, 1996 Form 10-KSB      Page 6

--------------------------------------------------------------------------------
                        Item 6. Selected Financial Data.
--------------------------------------------------------------------------------

     The following information is provided as of the Date of this Report:

================================================================================
                               1996           1995         1993     1991-1996
================================================================================

Total Assets                      0             0             0             0
--------------------------------------------------------------------------------
Revenues                          0             0             0             0
--------------------------------------------------------------------------------
Operating Expenses           25,034         1,314           624        28,220
--------------------------------------------------------------------------------
Net Earnings or (Loss)      (25,034)       (1,314)         (624)     (432,853)
--------------------------------------------------------------------------------
Per Share Earnings
  or (Loss)                   (0.02)        (0.00)        (0.00)        (.049)
--------------------------------------------------------------------------------
Average Common Shares
  Outstanding             1,942,500       690,500       690,500       887,000
================================================================================

--------------------------------------------------------------------------------
      Item 7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations .
--------------------------------------------------------------------------------


(a) Results of Operations.

     The Issuer (and its wholly-owned subsidiary) has no current business, and has had no operations in the last fiscal year.

(b) Liquidity and Capital Resources.

     The Issuer (and its wholly-owned subsidiary) has no capital resource and no liquidity. (Reference is made to Auditors Report of June 30, 1996, 1995 and 1994, filed herewith.


--------------------------------------------------------------------------------
              Item 8. Financial Statements and Supplementary Data.
--------------------------------------------------------------------------------

     Reference is made to Auditors Report of June 30, 1996, 1995 and 1994, filed herewith. Those financial statements, attached thereto are incorporated herein by this reference as though fully set forth herein.

--------------------------------------------------------------------------------
                     Item 9. Change of Registrant's Auditor.
--------------------------------------------------------------------------------

     Todd D. Chisholm, CPA remains the Company's Auditor, having prepared the previous annual audit of June 30, 1995. The Company's previous Audit was conducted by Gandre & Armstrong P.C and dated September 25, 1989. There has been no disagreement or dispute of any kind or sort with any auditor as to any matter.

        Desert Springs Acquisition Corp. June 30, 1996 Form 10-KSB      Page 7

--------------------------------------------------------------------------------



                                    PART III



--------------------------------------------------------------------------------




        Desert Springs Acquisition Corp. June 30, 1996 Form 10-KSB      Page 8

--------------------------------------------------------------------------------
                   Item 10. Directors and Executive Officers.
--------------------------------------------------------------------------------

     The Directors and Executive Officers of the Company are set forth below. All Officers and Directors shall serve until the next meeting of shareholders or until their successors be elected or appointed.

         JAMES L. BARTEL                             President/Director

         MITCHELL MILGATEN                           Secretary/Director


     James Bartel also serves as a Director of American Premier Financial Corporation. No Director has resigned or declined to stand for re-election at any time during the last year because of any disagreement on any matter of any sort involving any aspect of Registrant's operations, policies or practices.

--------------------------------------------------------------------------------
                        Item 11. Executive Compensation.
--------------------------------------------------------------------------------

     None of the Company's Officers or Directors presently receive any compensation.

--------------------------------------------------------------------------------
    Item 12. Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------------


                                  COMMON STOCK

     To the best of Registrant's knowledge and belief the following disclosure presents, as of the date of this report, June 30, 1996, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant, and the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent. Registrant has only one class of stock, namely Common Voting Equity Shares.

                       PLEASE SEE TABLE ON FOLLOWING PAGE

        Desert Springs Acquisition Corp. June 30, 1996 Form 10-KSB      Page 9

           SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS AND 5% OWNERS

================================================================================
     Name and Address of Beneficial Owner    Amount and Nature    Percent
                                               of Ownership      of Class
--------------------------------------------------------------------------------
      JAMES L. BARTEL President/Director (1)     782,500          40.28
      5160 South Valley View, Suite 106
      Las Vegas NV 89118
================================================================================
All Officers and Directors as a Group            782,500          40.28
================================================================================
      Traders Exchange                           395,000          20.33
      P.O. Box 65724 / 2225 S. 500 East St
      Salt Lake City UT 84111
--------------------------------------------------------------------------------
      Polyandrous Trading Group                  452,000          23.27
      3131 Southwest Freeway #46
      Houston TX 77098
--------------------------------------------------------------------------------
      American Premier Financial Corp.(1)         12,500           0.64
      5160 South Valley View, Suite 106
      Las Vegas NV 89118
================================================================================
Total Shares Issued and Outstanding            1,942,500         100.00
================================================================================
(1) These shares represent the separate holdings as indicated. James Bartel is the President of American, but is not American's majority or controlling shareholder. American is a publicly held corporation.

--------------------------------------------------------------------------------
            Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------------------------------

     James Bartel is the President of American, but is not American's majority or controlling shareholder. American is a publicly held corporation.

       Desert Springs Acquisition Corp. June 30, 1996 Form 10-KSB      Page 10

--------------------------------------------------------------------------------



                                     PART IV



--------------------------------------------------------------------------------


       Desert Springs Acquisition Corp. June 30, 1996 Form 10-KSB      Page 11

--------------------------------------------------------------------------------
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------------



(a)  Financial Statements.  Reference is made to Auditors Report of June 30,
                            1996, 1995 and 1994, filed with herewith. Those financial statements, attached thereto are incorporated herein by this reference as though fully set forth herein.

(b)  Form 8-K Reports.      No Reports on Form 8-K were filed during the last
                            quarter covered by this Annual Report.

(c)  Exhibits.              Please see Exhibit Index, following.


                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement



       Desert Springs Acquisition Corp. June 30, 1996 Form 10-KSB      Page 12

                                 ---------------

                 Supplementary Information to be Furnished With
              Reports Filed Pursuant to Section 15(d) of the Act by
                Registrants which Have Not Registered Securities
                       Pursuant to Section 12 of the Act.

     No annual report or proxy material has been sent to security holders.

                                 ---------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

June 30, 1996.



                         Desert Springs Acquisition Corp
                             A COLORADO CORPORATION




                                       by







-------------------------------                  -------------------------------
James L. Bartel                                                Mitchell Milgaten
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER





       Desert Springs Acquisition Corp. June 30, 1996 Form 10-KSB      Page 13

                     Desert Springs Acquisition Corporation

                          (A Development Stage Company)

                     (formerly Bartel Financial Group, Inc.)

                              Financial Statements

                             June 30, 1996 and 1995

                                 C O N T E N T S



Accountants' Report ............................................... 3

Balance Sheets .................................................... 4

Statements of Operations .......................................... 5

Statements of Stockholders' Equity................................. 6

Statements of Cash Flows .......................................... 7

Notes to the Financial Statements ................................. 8

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Desert Springs Acquisition Corporation

We have audited the accompanying balance sheets of Desert Springs Acquisition Corporation (formerly Bartel Financial Group, Inc.) (a development stage company) as of June 30, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996, 1995 and 1994 and from inception of the development stage on July 1, 1991 through June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statement for the period October 3, 1986 (inception) through June 30, 1989 were audited by other accountants, who gave an unqualified opinion on their report dated September 25, 1989.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Springs Acquisition Corporation (a development stage company) as of June 30, 1996 and 1995 and the results of its operations and cash flows for the years ended June 30, 1996, 1995 and 1994 and from inception of the development stage on July 1, 1991 through June 30, 1996 in conformity with generally accepted accounting principles.


Salt Lake City, Utah
November 25, 1996

                     Desert Springs Acquisition Corporation
                     (formerly Bartel Financial Group, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------
                                                             June 30
                                                      ----------------------
                                                        1996         1995
                                                      ---------    ---------
ASSETS                                                $    --      $    --
                                                      ---------    ---------

   TOTAL Assets                                       $    --      $    --
                                                      =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

  Accounts payable                                    $   5,925    $     104
  Accounts payable - related party (Note 6)               6,693         --
                                                      ---------    ---------

     Total Liabilities                                   12,618          104
                                                      ---------    ---------

STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value;
   500,000,000 shares authorized;
   1,942,500 and 690,500 shares
   issued and outstanding respectively                      194           69

  Additional paid-in capital                            420,041      407,646


  Retained Deficit                                     (432,853)    (407,819)
                                                      ---------    ---------

     Total Stockholders' Equity                         (12,618)        (104)
                                                      ---------    ---------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    --      $    --
                                                      =========    =========

    The accompanying notes are an integral part of these financial statements

                     Desert Springs Acquisition Corporation
                     (formerly Bartel Financial Group, Inc.)
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                        From
                                                   For the Years Ended                             Inception of the
                                                         June 30                                   Development Stage
                                   --------------------------------------------------------         on July 1, 1991
                                     June 30,                                                          Through
                                      1996                   1995                1994                   1996
                                   -----------           -----------           -----------           -----------

REVENUES                           $      --             $      --             $      --             $      --
                                   -----------           -----------           -----------           -----------

EXPENSES
  GENERAL & ADMINISTRATIVE              25,034                 1,314                   624                28,220
                                   -----------           -----------           -----------           -----------

NET LOSS FROM OPERATIONS               (25,034)               (1,314)                 (624)              (28,220)

NET LOSS FROM
 DISCONTINUED OPERATIONS                  --                    --                    --                (404,633)
                                   -----------           -----------           -----------           -----------

NET LOSS                           $   (25,034)          $    (1,314)          $      (624)          $  (432,853)
                                   ===========           ===========           ===========           ===========

LOSS PER SHARE                     $     (0.02)          $     (0.00)          $     (0.00)          $     (0.49)
                                   ===========           ===========           ===========           ===========

WEIGHTED AVERAGE
 SHARES OUTSTANDING                  1,673,000               690,500               690,500               887,000
                                   ===========           ===========           ===========           ===========


    The accompanying notes are an integral part of these financial statements

                     Desert Springs Acquisition Corporation
                     (formerly Bartel Financial Group, Inc.)
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
             From Inception, of the Development Stage On July 1,1991
                              through June 30, 1996


                                                           Common Stock                Additional
                                                   ---------------------------           Paid-in           Accumulated
                                                    Shares              Amount           Capital             Deficit
                                                   ---------          ---------          ---------          ---------
Balance on June 30, 1991                             690,500          $      69          $ 404,564          $(404,633)


Contributions from
 shareholders                                           --                 --                  624               --


Net loss for the year
 ended June 30, 1992                                    --                 --                 --                 (624)

Contributions from
 shareholders                                           --                 --                  624               --

Net loss for the year
 ended June 30, 1993                                    --                 --                 --                 (624)
                                                   ---------          ---------          ---------          ---------

Balance on June 30, 1993                             690,500                 69            405,812           (405,881)

Contributions from
 shareholders                                           --                 --                  624               --

Net loss for the year
 ended June 30, 1994                                    --                 --                 --                 (624)
                                                   ---------          ---------          ---------          ---------

Balance on June 30, 1994                             690,500                 69            406,436           (406,505)


Contributions from
 shareholders                                           --                 --                1,210               --

Net loss for the year
 ended June 30,1995                                     --                 --                 --               (1,314)
                                                   ---------          ---------          ---------          ---------

Balance on June 30, 1995                             690,500                 69            407,646           (407,819)

Stock issued for services (Note 3)                 1,252,000                125             12,395               --

Net loss for the year ended
 June 30, 1996                                          --                 --                 --              (25,034)
                                                   ---------          ---------          ---------          ---------

Balance on June 30, 1996                           1,942,500          $     194          $ 420,041          $(432,853)
                                                   =========          =========          =========          =========

    The accompanying notes are an integral part of these financial statements

                     Desert Springs Acquisition Corporation
                     (formerly Bartel Financial Group, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                       From
                                                                                                 Inception of the
                                                                                                 development stage
                                                                                                  on July 1, 1991
                                                          For the Years Ended                         Through
                                                                June 30                           June 30, 1996
                                               -------------------------------------------      ------------------
                                                    1996           1995          1994
                                               ------------   ------------    ------------
Cash Flows From Operating Activities

  Net lncome/ (loss)                           $    (25,034)   $     (1,314)  $        (624)    $        (28,220)
  Less non-cash items:

   Stock issued for services                         12,520              -              -                 12,520
   Increase in accounts payable                      12,514             104             -                 12,618
                                               ------------    ------------   -------------     ----------------

     Net Cash Provided (Used) by
      Operating Activities                             -             (1,210)           (624)              (3,082)
                                               ------------    ------------   -------------     ----------------

Cash Flows from Investing Activities

     Net Cash Provided (Used) by
      Investing Activities                              -               -              -                      -
                                               ------------    ------------   ------------      ----------------


  Cash Flows from Financing Activities


    Contributions by Shareholders                       -             1,210             624                3,082
                                               ------------    ------------   -------------     ----------------

     Net Cash Provided (Used) by
      Financing Activities                              -             1,210             624                3,082
                                               ------------    ------------    ------------     ----------------


     Net Change in Cash                                 -               -               -                   -
                                               ------------    ------------   -------------     ----------------


Cash and Cash Equivalents at
 Beginning of Period                                    -               -               -                    -
                                               ------------    ------------    ------------     ----------------

Cash and Cash Equivalents at
 End of Period                                 $        -      $        -     $         -       $            -
                                               ============    ============   =============     ================


Supplemental Cashflow Information:
  Cash Paid For:
   Interest                                    $        -      $        -     $         -       $            -
                                               ============    ============   =============     ================

   Income Taxes                                $        -      $        -     $         -       $            -
                                               ============    ============   =============     ================


    The accompanying notes are an integral part of these financial statements

                     Desert Springs Acquisition Corporation
                     (formerly Bartel Financial Group, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 1996 and 1995

NOTE 1 -     Summary Of Significant Accounting Policies

             a.      Organization

                     Desert Springs Acquisition  Corporation (the Company), is a
             Colorado Corporation organized October 3, 1986, as successor to WTS III Capital Corporation (WTS). WTS was organized as a "Blank Check" company and conducted a public offering of its securities pursuant to a Registration statement on Form S-18 filed with the Denver Regional Office of the Securities and Exchange Commission which was effective on August 11, 1987. The offering closed after receipt of the maximum proceeds of $300,000.

                     On October 7, 1987 WTS acquired 100% of Bartel Financial
             Group, Inc. (BFG, Utah), a Utah corporation in a reverse acquisition.

                     The Company and its wholly-owned subsidiary BFG (Utah), had no employees and conducted business solely through BFG Publishers, Inc., a Utah corporation, which is the wholly-owned subsidiary of BFG (Utah). Through BFG Publishers, Inc., the Company was engaged in publishing and distributing investment advisory newsletters to approximately 15,000 subscribers. During the fiscal year June 30, 1991 the subsidiary companies discontinued their operations and eventually were dissolved by the State of Utah. The Company, therefore began the development stage on July 1, 1991. On July 11, 1995, the Board of Directors changed the name of the Company to Desert Springs Acquisition Corporation and is currently seeking a business opportunity or merger candidate.


             b.      Fiscal Year End

                     The Company has elected a fiscal year closing of June 30.

             c.      Recognition of Revenue

                     The  Company  recognizes  income and expense on the accrual basis of accounting.

             d.      Earnings (Loss) Per Share

                     The computation of earnings per share of common stock is

                     Desert Springs Acquisition Corporation
                     (formerly Bartel Financial Group, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 1996 and 1995

NOTE 1 - Summary of Significant Accounting Policies (Continued)

             based on the weighted average number of shares outstanding at the date of the financial statements.

             e.      Provision for Income Taxes

                     No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $1,075,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 1999. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, Per FASB 109 the potential tax benefits of the loss carryforward are offset by the valuation of the same amount.

             f.      Cash and Cash Equivalents

                     The company  considers all highly liquid  investments  with maturities of three months or less to be cash equivalents.

NOTE 2 - Going Concern

                     The  accompanying  financial  statements have been prepared assuming that the Company will continue as a going concern. The Company has no assets and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. Management's plan is to find a viable business to merge with in order to provide working capital as needed. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - Stockholders' Equity

                     Beginning in 1992,  the stock  transfer fees have been paid by shareholders. The shareholders do not expect repayment, and thereby, they have contributed the amounts to the Company.

                     On July 11,  1995,  the Board  authorized  a reverse  stock
             split  of  1  for  200.  These   financial   statements  have  been
             retroactively restated to reflect the split.

                     On September 18, 1995, the Company entered a financial
             service agreement with Traders Exchange, Inc., James Bartel and Polyandros Trading Group, Inc. whereby these consultants will

                     Desert Springs Acquisition Corporation
                     (formerly Bartel Financial Group, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 1996 and 1995

NOTE 3 - Stockholders' Equity (Continued)

             provide various services for stock at a rate of $.01 per share. 1,252,000 shares were issued during this year valued at $12,520.

NOTE 4 - Stock Options

                     On July 11, 1995, the Board of Directors  granted an option to acquire 200,000,000 shares of common stock at $.0001 or $20,000 to Glewneyre Capital Corporation. As of June 30, 1996, no options had been exercised.

NOTE 5 - Development Stage Company

                     The Company is a development stage company as defined in
             Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge or assets to acquire, in order to generate significant operations.

NOTE 6 - Related Party Transactions

                     James  Bartel,  an  officer  of the  Company,  has paid for various expenses of the Company in the amount of $6,693. A payable currently exists to Mr. Bartel in the same amount.

                     As described in Note 3, James Bartel,  an officer and major shareholder has entered into a financial service agreement with the Company. During the year, Mr. Bartel received 400,000 shares for the services provided under this agreement.