Form 10QSB
period 1996-09-30
DESERT SPRINGS ACQUISITION CORP
filed 1997-05-08
CIK 810932

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1996

                                       AND

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 33-12029-D

--------------------------------------------------------------------------------


                        Desert Springs Acquisition Corp.

                      formerly Bartel Financial Group, Inc.

             (Exact name of Registrant as specified in its charter)

--------------------------------------------------------------------------------


     Colorado                                                 84-1043258
(Jurisdiction of Incorporation              (I.R.S. Employer Identification No.)

5160 South Valley View, Suite 106, Las Vegas NV                 89118
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

As of September 30, 1996, the number of shares outstanding of the Registrant's Common Stock was 1,942,500.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended September 30, 1996

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

                                      None

                     Item 3. Defaults Upon Senior Securities

                                      None

            Item 4. Submission of Matters to Vote of Security Holders

                                      None

                            Item 5. Other Information

                                      None

                    Item 6. Exhibits and Reports on Form 8-K

                                      None

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement





         Exhibit F Financial Statements (Un-Audited) September 30, 1996

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 1996, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


September 30, 1996


                        Desert Springs Acquisition Corp.
                             A COLORADO CORPORATION




                                       by





/s/                                                     /s/
------------------                                      --------------------
James L. Bartel                                         Mitchell Milgaten
PRESIDENT/DIRECTOR                                      SECRETARY/TREASURER

                                    Exhibit F

           UN-AUDITED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1996

                        DESERT SPRINGS ACQUISITION CORP.
                           BALANCE SHEETS (UNAUDITED)
                for the fiscal years ended June 30, 1996 and 1995
                and for the Three Months ended September 30, 1996


                                                                 June 30
                                           September 30,  ----------------------
                                                1996         1996         1995
                                             ---------    ---------    ---------

                                     ASSETS
CURRENT ASSETS

          Total Current Assets               $     -0-    $     -0-    $     -0-

TOTAL ASSETS                                 $     -0-    $     -0-    $     -0-
                                             =========    =========    =========


                       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts Payable                              5925         5925          104

    Accounts Payable - Related Party         $   6,693    $   6,693    $
                                             ---------    ---------    ---------

Total Liabilities                               12,618       12,618          104
                                             ---------    ---------    ---------

STOCKHOLDERS' EQUITY

    Common Stock, $.0001 par value;
     authorized 500,000,00 shares;
     issued and outstanding, 1,942,500
     shares and 690,500 shares respectively        194          194           69

    Additional Paid In Capital                 420,041      420,041      407,646

    Accumulated Surplus (Deficit)             (432,853)    (432,853)    (407,819)
                                             ---------    ---------    ---------

Total Stockholders' Equity                     (12,618)     (12,618)        (104)
                                             ---------    ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     -0-    $     -0-    $     -0-
                                             =========    =========    =========









   The accompanying notes are an integral part of these financial statements.

        Desert Springs Acquisition Corp. o FORM 10-Q o page 6 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                for the fiscal years ended June 30, 1996 and 1995
                and for the Three Months ended September 30, 1996




                                                              June 30
                                       September 30, --------------------------
                                           1996          1996           1995
                                       -----------   -----------    -----------

Revenues                               $      -0-   $       -0-    $       -0-
                                       -----------   -----------    -----------

Expenses; General & Administrative             -0-        25,034          1,314
                                       -----------   -----------    -----------

Net Loss from Operations                       -0-       (25,034)        (1,314)

Net Income (Loss)                      $       -0-   $   (25,034)   $    (1,314)
                                       ===========   ===========    ===========


Loss per Share                         $     (0.00)  $     (0.02)   $     (0.00)
                                       ===========   ===========    ===========


Weighted Average
    Shares Outstanding                   1,942,500     1,673,000        690,500
                                       ===========   ===========    ===========









   The accompanying notes are an integral part of these financial statements.

          Desert Springs Acquisition Corp. FORM 10-Q page 7 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                for the fiscal years ended June 30, 1996 and 1995
                and for the Three Months ended September 30, 1996




                                                                June 30
                                           September 30, ----------------------
                                               1996        1996          1995
                                              ------     --------      --------

Operating Activities

    Net Income (Loss)                         $ -0-      $(25,034)     $ (1,314)

    Stock Issued for Services                              12,520
    Increase in Accounts Payable                -0-        12,514           104
                                              ------     --------      --------

Net Cash from Operations                                                 (1,210)
Investing Activities                                                        -0-
Financing Activities                                                        -0-

    Contributions by Shareholders                                         1,210

Net Cash Provided (Used)
 by Financing Activities                                                  1,210

Increase (Decrease) in Cash                   $  -0-     $    -0-      $    -0-
                                              ======     ========      ========



















   The accompanying notes are an integral part of these financial statements.

          Desert Springs Acquisition Corp. FORM 10-Q page 8 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
     for the period from inception of the Development Stage on July 1, 1991, for the fiscal years ended June 30, 1992 through 1996 and for the period ended September 30, 1996

                                                                                        Additional      Accumulated    Total Stock-
                                                              Common          Par         Paid-In          Equity    holders' Equity
                                                               Stock         Value        Capital         (Deficit)      (Deficit)
                                                               -----         -----        -------         ---------      ---------

Balance on June 30, 1991                                       690,500       $ 69        $ 397,728        $(404,633)        $    -0-

Contributions from Shareholders                                                                624

Net Loss during the fiscal year
ended June 30, 1992                                                                                            (624)

Contributions from Shareholders                                                                624

Net Loss during the fiscal year
ended June 30, 1993                                                                                            (624)

                                                             ---------        ---        ---------        ---------         -------
Balance at June 30, 1993                                       690,500         69          405,812         (405,881)             -0-

Contributions from Shareholders                                                                624

Net Loss during the fiscal year
ended June 30, 1994                                                                                            (624)

                                                             ---------        ---        ---------        ---------         -------
Balance at June 30, 1994                                       690,500         69          406,436         (406,505)             -0-

Contributions from Shareholders                                                              1,210

Net Loss during the fiscal year
ended June 30, 1995                                                                                          (1,314)

                                                             ---------        ---        ---------        ---------         -------
Balance at June 30, 1995                                       690,500         69          407,646         (407,819)           (104)

Shares Issued for Services Rendered                          1,252,000        125           12,395

Net Loss during the fiscal year
ended June 30, 1996                                                                                         (25,034)

                                                             ---------        ---        ---------        ---------         -------
Balance at June 30, 1996                                     1,942,500        194          420,041         (432,853)        (12,618)

Net Loss during the period
ended September 30, 1996                                                                                     (1,113)

                                                             ---------        ---        ---------        ---------         -------
Balance at September 30, 1996                                1,942,500        194          420,041         (433,966)        (13,731)




   The accompanying notes are an integral part of these financial statements.

          Desert Springs Acquisition Corp. FORM 10-Q page 9 of 9 pages