Form 10QSB
period 1996-12-31
DESERT SPRINGS ACQUISITION CORP
filed 1997-05-08
CIK 810932

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 1996

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

As of December 31, 1996, the number of shares outstanding of the Registrant's Common Stock was 1,942,500.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended December 31, 1996

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

                                      None

                            Item 5. Other Information

                                      None

                    Item 6. Exhibits and Reports on Form 8-K

     On November 25, 1996 the issuer filed a form 8-Ksb reporting the following;

     On July 11, 1995, as previously reported pursuant to authority granted by shareholders at the Special Shareholders Meeting of October 28, 1994, the Board of Directors had resolved as follows: The Officers were empowered and directed to grant to Glenneyre Capital Corporation and option to acquire 200,000,000 shares of new investment common stock at $0.0001/share or $20,000.00, and further that the proceeds thereof shall be placed into an Attorney Escrow to be drawn upon for expenses of the reorganization of the Issuer.

     Since that time, that Option has expired unexercised, and has not been renewed. As a result, that option is of no further force or effect.

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement

     Exhibit F   Financial Statements (Un-Audited) December 31, 1996

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended December 31, 1996, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

December 31, 1996

                        Desert Springs Acquisition Corp.
                             A COLORADO CORPORATION

                                       by

/s/ James L. Bartel                                     /s/ Mitchell Milgaten
----------------------------                            -----------------------
James L. Bartel                                         Mitchell Milgaten
PRESIDENT/DIRECTOR                                      SECRETARY/TREASURER

                                    Exhibit F

           UN-AUDITED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
                                DECEMBER 31, 1996

                        DESERT SPRINGS ACQUISITION CORP.
                           BALANCE SHEETS (UNAUDITED)
                for the fiscal years ended June 30, 1996 and 1995
                 and for the Six Months ended December 31, 1996



                                                                    December 31,               June 30
                                                                                     -----------------------------
                                                                       1996              1996             1995
                                                                -----------------    ------------    -------------

                                                               ASSETS

CURRENT ASSETS

          Total Current Assets                                   $     -0-           $     -0-           $     -0-


TOTAL ASSETS                                                     $     -0-           $     -0-           $     -0-
                                                                 =========           =========           =========


                                                 LIABILITIES & STOCKHOLDERS' EQUITY



CURRENT LIABILITIES

    Accounts Payable                                             $   5,925           $   5,925           $     104

    Accounts Payable - Related Party                                 7,806               6,693
                                                                 ---------           ---------           ---------

Total Liabilities                                                $  13,731           $  12,618           $     104
                                                                 ---------           ---------           ---------

STOCKHOLDERS' EQUITY

    Common Stock, $.0001 par value; authorized
       500,000,000 shares; issued and outstanding,
       1,942,500 shares and 690,500 shares
       respectively                                              $     194           $     194           $      69

    Additional Paid In Capital                                     420,041             420,041             407,646

    Accumulated Surplus (Deficit)                                (433,966)           (432,853)           (407,819)
                                                                 ---------           ---------           ---------

Total Stockholders' Equity                                        (13,731)            (12,618)               (104)
                                                                 ---------           ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     -0-           $     -0-           $     -0-
                                                                 =========           =========           =========








   The accompanying notes are an integral part of these financial statements.
        Desert Springs Acquisition Corp. o FORM 10-Q o page 6 of 9 pages