Form 10QSB
period 1997-03-31
DESERT SPRINGS ACQUISITION CORP
filed 1997-06-12
CIK 810932

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1997

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

As of March 31, 1997, the number of shares outstanding of the Registrant's Common Stock was 1,942,500.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended March 31, 1997.

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

                    Item 6. Exhibits and Reports on Form 8-K

                                      None

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement


           Exhibit F Financial Statements (Un-Audited) March 31, 1997

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended March 31, 1997, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


March 31, 1997


                        Desert Springs Acquisition Corp.
                             A COLORADO CORPORATION




                                       by





/S/                                              /S/
------------------------------                   -------------------------------
James L. Bartel                                  Mitchell Milgaten
PRESIDENT/DIRECTOR                               SECRETARY/TREASURER

                                    Exhibit F

           UN-AUDITED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1997

                        DESERT SPRINGS ACQUISITION CORP.
                           BALANCE SHEETS (UNAUDITED)
                for the fiscal years ended June 30, 1996 and 1995
                  and for the Nine Months ended March 31, 1997




                                                                   June 30
                                             March 31,     ---------------------
                                               1997          1996         1995
                                               ----          ----         ----

                                     ASSETS

CURRENT ASSETS

          Total Current Assets               $     -0-    $    -0-     $    -0-


TOTAL ASSETS                                 $     -0-    $    -0-     $    -0-
                                             =========    ========     ========



                       LIABILITIES & STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

    Accounts Payable                              5925         5925         104

    Accounts Payable - Related Party         $   7,806    $   6,693    $
                                             ---------    ---------    --------

Total Liabilities                               13,731       12,618         104
                                             ---------    ---------    --------

STOCKHOLDERS' EQUITY

    Common Stock, $.0001 par value;
     authorized 500,000,000 shares;
     issued and outstanding, 1,942,500
     shares and 690,500 shares respectively        194          194          69

    Additional Paid In Capital                 420,041      420,041     407,646

    Accumulated Surplus (Deficit)             (433,966)    (432,853)   (407,819)
                                             ---------    ---------    --------


Total Stockholders' Equity                     (13,731)     (12,618)       (104)
                                             ---------    ---------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     -0-    $     -0-    $    -0-
                                             =========    =========    ========










        Desert Springs Acquisition Corp. o FORM 10-Q o page 6 of 9 pages


                   The accompanying notes are an integral part
                         of these financial statements.

                        DESERT SPRINGS ACQUISITION CORP.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                for the fiscal years ended June 30, 1996 and 1995
                  and for the Nine Months ended March 31, 1997




                                                               June 30,
                                          March 31,   -------------------------
                                            1997          1996          1995
                                            ----          ----          ----

Revenues                                 $      -0-    $      -0-     $     -0-
                                         ----------    ----------     ---------

Expenses; General & Administrative            1,113        25,034         1,314
                                         ----------    ----------     ---------
Net Loss from Operations                     (1,113)      (25,034)       (1,314)

Net Income (Loss)                        $   (1,113)   $  (25,034)    $  (1,314)
                                         ==========    ==========     =========

Loss per Share                           $    (0.00)   $    (0.02)    $   (0.00)
                                         ==========    ==========     =========


Weighted Average
 Shares Outstanding                       1,942,500     1,673,000       690,500
                                         ==========    ==========     =========



        Desert Springs Acquisition Corp. o FORM 10-Q o page 7 of 9 pages


                   The accompanying notes are an integral part
                         of these financial statements.

                        DESERT SPRINGS ACQUISITION CORP.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                for the fiscal years ended June 30, 1996 and 1995
                  and for the Nine Months ended March 31, 1997




                                                                  June 30
                                               March 31,    --------------------
                                                 1997        1996         1995
                                                 ----        ----         ----

Operating Activities

    Net Income (Loss)                          $(1,113)    $(25,034)    $(1,314)

    Stock Issued for Services                                12,520
    Increase in Accounts Payable                 1,113       12,514         104
                                               --------    --------     -------

Net Cash from Operations                                                 (1,210)
Investing Activities                                                        -0-
Financing Activities                                                        -0-

    Contributions by Shareholders                                         1,210

Net Cash Provided (Used)
  by Financing Activities                                                 1,210

Increase (Decrease) in Cash                    $    -0-    $    -0-     $   -0-
                                               ========    ========     =======






        Desert Springs Acquisition Corp. o FORM 10-Q o page 8 of 9 pages

                   The accompanying notes are an integral part
                         of these financial statements.

                        DESERT SPRINGS ACQUISITION CORP.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED) for the period from inception of the Development Stage on July 1, 1991, for the fiscal years ended June 30, 1992 through 1996
                     and for the period ended March 31, 1997




                                                                                        Additional     Accumulated     Total Stock-
                                                               Common          Par        Paid-In        Equity      holders' Equity
                                                               Stock          Value       Capital       (Deficit)       (Deficit)
                                                               ------         -----     -----------    -----------    --------------
Balance on June 30, 1991                                      690,500        $   69        $397,728      $(404,633)    $      -0-

Contributions from Shareholders                                                                 624

Net Loss during the fiscal year
ended June 30, 1992                                                                                           (624)

Contributions from Shareholders                                                                 624

Net Loss during the fiscal year
ended June 30, 1993                                                                                           (624)
                                                           ----------        ------        --------      ---------      ----------
Balance at June 30, 1993                                      690,500            69         405,812       (405,881)            -0-

Contributions from Shareholders                                                                 624

Net Loss during the fiscal year
ended June 30, 1994                                                                                           (624)
                                                           ----------        ------        --------      ---------      ----------
Balance at June 30, 1994                                      690,500            69         406,436       (406,505)            -0-

Contributions from Shareholders                                                               1,210

Net Loss during the fiscal year
ended June 30, 1995                                                                                         (1,314)
                                                           ----------        ------        --------      ---------      ----------
Balance at June 30, 1995                                      690,500            69         407,646       (407,819)           (104)

Shares Issued for Services Rendered                         1,252,000           125          12,395

Net Loss during the fiscal year
ended June 30, 1996                                                                                        (25,034)
                                                           ----------        ------        --------      ---------      ----------
Balance at June 30, 1996                                    1,942,500           194         420,041       (432,853)        (12,618)

Net Loss during the period
ended March 31, 1997                                                                                        (1,113)
                                                           ----------        ------        --------      ---------      ----------
Balance at March 31, 1997                                   1,942,500           194         420,041       (433,966)        (13,731)


        Desert Springs Acquisition Corp. o FORM 10-Q o page 9 of 9 pages




                   The accompanying notes are an integral part
                         of these financial statements.