Form 10KSB
period 1997-06-30
DESERT SPRINGS ACQUISITION CORP
filed 1997-11-19
CIK 810932

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

As of June 30, 1997, the aggregate number of shares held by non-affiliates was approximately 308,000 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of June 30, 1997, the number of shares outstanding of the Registrant's Common Stock was 1,942,500.

                                               Exhibit Index is found on page 12

      Desert Springs Acquisition Corp. June 30, 1997 Form 10-KSB   Page 1

--------------------------------------------------------------------------------


                                     PART I


--------------------------------------------------------------------------------


      Desert Springs Acquisition Corp. June 30, 1997 Form 10-KSB   Page 2

                                Item 1. Business.

(a)  Organization of the Issuer.

     Desert Springs Acquisition Corp (the "Issuer", the "Company" and sometimes the "Registrant") is a Colorado corporation (formerly Bartel Financial Group,
Inc) ("BFG Colorado") organized October 3, 1986, as WTS III Capital Corporation ("WTS"). WTS conducted a public offering of its securities pursuant to a Registration Statement filed with the Denver Regional Office of the Securities and Exchange Commission ("SEC") which was effective on August 11, 1987, under the Securities Act of 1933. The offering closed after receipt of the maximum proceeds of $300,000. On October 7, 1987, WTS acquired 100% of Bartel Financial Group, Inc. ("BFG Utah"), a Utah Corporation in transaction commonly characterized as a "reverse acquisition".

     On July 11, 1995, pursuant to authority granted by shareholders at the Special Shareholders Meeting of October 28, 1994, the Board of Directors resolved as follows: The Officers were empowered and directed to effectuate a 200 for 1 reverse split of the Company's Common Stock; provided that no shareholder shall be reduced to less than 10 shares as a result thereof.
Following the 200 to 1 reverse split, and as a result thereof, the existing 138,100,000 shares issued and outstanding were reduced to 690,500 shares. The Officers were further empowered and directed to change the name of the Corporation to Desert Springs Acquisition Corp.

     On September 18, September 28, and October 7, 1995, respectively, the Issuer entered into certain Financial Service Agreements. Attention is directed to the Exhibits furnished with Quarterly Report on Form 10-Q dated September 30, 1995, December 31, 1995 and March 31, 1996, all of which are incorporated herein by this reference as though fully set forth herein, and are attached as Exhibits 28.1, 28.2 and 28.3 thereto. These agreements were the subjects, respectively, of three successive filings resulting in the Registration of 1,252,000 shares of common stock on Form S-8, pursuant to the Securities Act of 1933. No change of control of the issuer resulted from the registration or disposition of the Securities registered on Form S-8.

     As a result of the foregoing transactions, as of the date of this Annual Report, the Issuer had a single class of securities, namely common equity voting stock, 500,000,000 shares (of par value $0.0001) authorized; of which 1,942,500 shares were issued and outstanding.


(b)  The Business of Registrant and its Subsidiary.

     On October 7, 1987, WTS (then the Issuer) acquired 100% of Bartel Financial Group, Inc. ("BFG Utah"), a Utah Corporation in a reverse acquisition. The Company and its wholly-owned subsidiary had no employees and conducted business solely through BFG Publishers, Inc., a related entity, publishing and distributing investment advisory newsletters to approximately 15,000 subscribers. During fiscal 1991, BFG Utah discontinued operations and the subsidiary companies were dissolved by the State of Utah. The Issuer therefore began the development stage on July 1, 1991. On July 11, 1995, the Issuer's name was changed to Desert Springs Acquisition Corp. and is currently seeking a business opportunity or combination candidate.


(c)  Employees and Facilities.

     The Company has no employees or facilities, and enjoys the non-exclusive office services of its President and Majority Shareholder.


      Desert Springs Acquisition Corp. June 30, 1997 Form 10-KSB   Page 3

                               Item 2. Facilities.

     The Company has no employees or facilities, and enjoys the non-exclusive office services of its President and Majority Shareholder.


                           Item 3. Legal Proceedings.

     There are no legal or other proceedings pending against the Company, as of the preparation of this Report, and no facts are known or suspected which would give rise to any anticipation of any such proceedings in the foreseeable future.


          Item 4. Submission of Matters to a Vote of Security Holders.

     There have been no matters submitted to a vote of shareholders during the annual period covered by this report.


      Desert Springs Acquisition Corp. June 30, 1997 Form 10-KSB   Page 4

--------------------------------------------------------------------------------


                                     PART II


--------------------------------------------------------------------------------


      Desert Springs Acquisition Corp. June 30, 1997 Form 10-KSB   Page 5

            Item 5. Market for Common Equity and Stockholder Matters.

(a)  Market Information.

     The Registrant Company has one class of securities, Common Voting Equity Shares ("Common Stock"). As of the date of this Annual Report, the securities of the Issuer are not traded over the counter or on any trading exchange. It is foreseeable that the common stock of this issuer may be traded in the foreseeable future over the counter. If so shareholders and the public would experience a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities so traded are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to "short selling", sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold "short". Such future and foreseeable trading may not occur. There is no assurance of any future trading in or of the securities of this Issuer.

     Of the Company's issued and outstanding 1,942,500 shares of Common Stock as of June 30, 1997, all shares, subject to an exception for the 1,634,500 shares owned by affiliates of the Issuer, might be presently sold in compliance with Rule 144, in brokerage transactions, at such time as there may be trading in the common stock of this Issuer. Rule 144 provides among other things and subject to certain limitations that a person holding "Restricted Securities" for a period of two years, who is not an affiliate of the Issuer, may sell those securities, free of restriction in brokerage transactions. Further, shares issued pursuant to 1933 Act Registration, again subject to exceptions for affiliate ownership, are not "Restricted Securities" and are freely tradeable in brokerage transaction. Affiliates are permitted by Rule 144 to sell affiliate-owned securities (Restricted Securities held for more than one year and Registered Affiliate Control Securities however long held) in limited amounts. Possible or actual sales of the Company's Common Stock under Rule 144 or otherwise might have a depressive effect upon the price of the Company's Common Stock, at such time, if and when the common stock of this Issuer might be tradeable in brokerage transactions.


(b)  Holders.

     Management calculates that the approximate number of holders of the Company's Common Stock, as of June 30, 1997 was 484.


(c)  Dividends.

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future. No other dividends have been paid or declared by the Issuer and none are anticipated.


      Desert Springs Acquisition Corp. June 30, 1997 Form 10-KSB   Page 6

                        Item 6. Selected Financial Data.

     The following information is provided as of the Date of this Report:

================================================================================
          June 30                   1997             1996              1995
================================================================================

Total Assets                           0                  0                 0
--------------------------------------------------------------------------------

Revenues                               0                  0                 0
--------------------------------------------------------------------------------

Operating Expenses                22,234             25,034             1,314
--------------------------------------------------------------------------------

Net Earnings or (Loss)           (22,234)           (25,034)           (1,314)
--------------------------------------------------------------------------------
Per Share Earnings
  or (Loss)                        (0.01)             (0.02)            (0.00)
--------------------------------------------------------------------------------
Average Common Shares
  Outstanding                  1,942,500          1,942,500           690,500
================================================================================


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)  Results of Operations.

     The Issuer (and its wholly-owned subsidiary) has no current business, and has had no operations in the last fiscal year.


(b)  Liquidity and Capital Resources.

     The Issuer (and its wholly-owned subsidiary) has no capital resource and no liquidity. (Reference is made to Auditors Report of June 30, 1997, 1996 and 1995, filed herewith.


              Item 8. Financial Statements and Supplementary Data.

     Reference is made to Auditors Report of June 30, 1997, 1996 and 1995, filed herewith. Those financial statements, attached thereto are incorporated herein by this reference as though fully set forth herein.


      Desert Springs Acquisition Corp. June 30, 1997 Form 10-KSB   Page 7

                     Item 9. Change of Registrant's Auditor.

     Todd D. Chisholm, CPA remains the Company's Auditor, having prepared the previous annual audit of June 30, 1995 and 1996. The Company's previous Audit was conducted by Gandre & Armstrong P.C and dated September 25, 1989. There has been no disagreement or dispute of any kind or sort with any auditor as to any matter.


      Desert Springs Acquisition Corp. June 30, 1997 Form 10-KSB   Page 8

--------------------------------------------------------------------------------


                                    PART III


--------------------------------------------------------------------------------


      Desert Springs Acquisition Corp. June 30, 1997 Form 10-KSB   Page 9

                   Item 10. Directors and Executive Officers.

     The Directors and Executive Officers of the Company are set forth below. All Officers and Directors shall serve until the next meeting of shareholders or until their successors be elected or appointed.

          JAMES L. BARTEL               President/Director

          MITCHEL MILGATEN              Secretary/Director


     James Bartel also serves as a Director of American Premier Financial Corporation. No Director has resigned or declined to stand for re-election at any time during the last year because of any disagreement on any matter of any sort involving any aspect of Registrant's operations, policies or practices.


                        Item 11. Executive Compensation.

     On September 18, 1995, the Issuer entered certain financial services agreements with Traders Exchange, Inc., Polyandrous Trading Group, Inc., and James Bartel, whereby these consultants would receive and did receive stock for various services at a rate of $0.01 per share. During 1996, 1,252,000 shares were issued, valued in the aggregate at $12,520. During 1996, Mr. Bartel received 400,000 shares pursuant to these agreements. Except as so disclosed, none of the Company's Officers or Directors presently receive any compensation, nor has any plan of compensation been adopted.


    Item 12. Security Ownership of Certain Beneficial Owners and Management.

                                  COMMON STOCK

     To the best of Registrant's knowledge and belief the following disclosure presents, as of the date of this report, June 30, 1997, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant, and the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent. Registrant has only one class of stock, namely Common Voting Equity Shares.

                       PLEASE SEE TABLE ON FOLLOWING PAGE

     Desert Springs Acquisition Corp. June 30, 1997 Form 10-KSB   Page 10

           SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS AND 5% OWNERS

================================================================================
     Name and Address of Beneficial Owner        Amount and Nature     Percent
                                                    of Ownership       of Class
--------------------------------------------------------------------------------
  JAMES L. BARTEL President/Director (1)                782,500         40.28
  5160 South Valley View, Suite 106
  Las Vegas NV 89118

================================================================================
All Officers and Directors as a Group                   782,500         40.28
================================================================================
-------------------------------------------------------------------------------
  Traders Exchange                                      395,000         20.33
  P.O. Box 65724 / 2225 S. 500 East St.
  Salt Lake City UT 84111
-------------------------------------------------------------------------------
  Polyandrous Trading Group                             452,000         23.27
  3131 Southwest Freeway #46
  Houston TX 77098
-------------------------------------------------------------------------------
  American Premier Financial Corp.(1)                    12,500          0.64
  5160 South Valley View, Suite 106
  Las Vegas NV 89118
================================================================================
Total Shares Issued and Outstanding                   1,942,500        100.00
================================================================================

(1) These shares represent the separate holdings as indicated. James Bartel is the President of American, but is not American's majority or controlling shareholder. American is a publicly held corporation.


            Item 13. Certain Relationships and Related Transactions.

     Mr. Bartel has paid various expenses of the Issuer in the amount of $7,551. A payable exists to Mr. Bartel in this amount. On September 18, 1995, the Issuer entered certain financial services agreements with Traders Exchange, Inc., Polyandrous Trading Group, Inc., and James Bartel, whereby these consultants would receive and did receive stock for various services at a rate of $0.01 per share. During 1996, 1,252,000 shares were issued, valued in the aggregate at $12,520.

     Desert Springs Acquisition Corp. June 30, 1997 Form 10-KSB   Page 11

--------------------------------------------------------------------------------


                                     PART IV


--------------------------------------------------------------------------------


     Desert Springs Acquisition Corp. June 30, 1997 Form 10-KSB   Page 12

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements.      Reference is made to Auditors Report of June 30,
                                1997, 1996 and 1995, filed with herewith.  Those
                                financial  statements,  attached  as Exhibit "F"
                                thereto   are   incorporated   herein   by  this
                                reference as though fully set forth herein.

(b)  Form 8-K Reports.          No  Reports  on Form 8-K were  filed  during the
                                last quarter covered by this Annual Report.

(c)  Exhibits.                  Please see Exhibit Index, following.


                                  Exhibit Index

                       Financial Statements and Documents
                    Furnished as a part of this Annual Report

Exhibit 1.                      Articles of Amendment - Bartel  Financial  Group
                                Incorporated.

Exhibit 2.                      Articles   of   Amendment   -   Desert   Springs
                                Acquisition Corporation.

Exhibit F.                      Audited  Financial  Statements  - June 30, 1997,
                                1996 and 1995.


     Desert Springs Acquisition Corp. June 30, 1997 Form 10-KSB   Page 13

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

June 30, 1997.


                         Desert Springs Acquisition Corp
                             A COLORADO CORPORATION


                                       by



/s/                                                                          /s/
------------------------------                    ------------------------------
James L. Bartel                                                Mitchell Milgaten
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER


     Desert Springs Acquisition Corp. June 30, 1997 Form 10-KSB   Page 14