Form 10QSB
period 1997-09-30
DESERT SPRINGS ACQUISITION CORP
filed 1997-11-19
CIK 810932

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1997

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

As of September 30, 1997, the number of shares outstanding of the Registrant's Common Stock was 1,942,500.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended September 30, 1997.

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

                    Item 6. Exhibits and Reports on Form 8-K

                                      None

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement


         Exhibit F Financial Statements (Un-Audited) September 30, 1997

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended September 30, 1997, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


September 30, 1997


                        Desert Springs Acquisition Corp.
                             A COLORADO CORPORATION




                                       by


/s/                                          /s/
------------------------------               -----------------------------------
James L. Bartel                                                Mitchell Milgaten
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER

                                    Exhibit F

           UN-AUDITED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1997

                        DESERT SPRINGS ACQUISITION CORP.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Balance Sheets for the fiscal years ended June 30, 1996 and
  June 30, 1997 and for the three month period ended
  September 30, 1997 (unaudited) ..........................................   6

Statements of Loss and Accumulated Deficit for the years ended
  June 30, 1996 and June 30, 1997 and for the three
  month period ended September 30, 1997 (unaudited) .......................   7

Statements of Changes in Financial Position for the years ended
  June 30, 1996 and June 30, 1997 and for the three
  month period ended September 30, 1997 (unaudited) .......................   8

Statement of Stockholders' (Deficit) equity for the period from inception (July 1, 1991) through December 31, 1991, for
  the years ended June 30, 1992 through June 30, 1997 and for
  the three month period ended September 30, 1997 (unaudited) .............   9




        Desert Springs Acquisition Corp. o FORM 10-Q o page 5 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
                           BALANCE SHEETS (UNAUDITED)
                for the fiscal years ended June 30, 1997 and 1996
                and for the Three Months ended September 30, 1997


                                                                                               June 30
                                                             September 30,        -----------------------------------
                                                                  1997                1997                   1996
                                                             -------------        ------------          -------------
                                     ASSETS
CURRENT ASSETS

           Total Current Assets                               $        -0-          $       -0-           $       -0-

TOTAL ASSETS                                                  $        -0-          $       -0-           $       -0-
                                                             =============        ============          =============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts Payable                                                27301                27301                  5925

    Accounts Payable - Related Party                          $     7,551          $     7,551           $     6,693
                                                             -------------        ------------          -------------

Total Liabilities                                                  34,852               34,852                12,618
                                                             -------------        ------------          -------------

STOCKHOLDERS' EQUITY

    Common Stock, $.0001 par value; authorized
      500,000,000 shares; issued and outstanding,
      1,942,500 shares and 690,500 shares respectively                194                  194                   194

    Additional Paid In Capital                                    420,041              420,041               420,041

    Accumulated Surplus (Deficit)                                (455,087)            (455,087)             (432,853)
                                                             -------------        ------------          -------------

Total Stockholders' Equity                                        (34,852)             (34,852)              (12,618)
                                                             -------------        ------------          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $        -0-          $       -0-           $       -0-
                                                             =============        ============          =============


        Desert Springs Acquisition Corp. o FORM 10-Q o page 6 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)
                for the fiscal years ended June 30, 1997 and 1996
                and for the Three Months ended September 30, 1997


                                                                                                          June 30
                                                                        September 30,          -------------------------------
                                                                             1997                 1997                  1996
                                                                        -------------          ---------             ---------
    Revenues                                                              $      -0-           $      -0-            $      -0-
                                                                          ---------            ---------             ---------

    Expenses; General & Administrative                                           -0-              22,234                25,034
                                                                          ---------            ---------             ---------

    Net Loss from Operations                                                     -0-             (22,234)              (25,034)

    Net Income (Loss)                                                     $      -0-           $ (22,234)            $ (25,034)
                                                                          =========            =========             =========

    Loss per Share                                                        $      -0-           $   (0.01)            $   (0.02)
                                                                          =========            =========             =========

    Weighted Average
        Shares Outstanding                                                1,942,500            1,942,500             1,673,000
                                                                          =========            =========             =========


        Desert Springs Acquisition Corp. o FORM 10-Q o page 7 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                for the fiscal years ended June 30, 1997 and 1996
                and for the Three Months ended September 30, 1997


                                                                                       June 30
                                                          September 30,      -----------------------------
                                                               1997              1997             1996
                                                         ---------------     ------------     ------------
    Operating Activities

        Net Income (Loss)                                $           -0-     $   (22,234)     $   (25,034)

        Stock Issued for Services                                                                  12,520

        Increase in Accounts Payable                                 -0-          22,234           12,514
                                                         ---------------     ------------     ------------

    Net Cash from Operations
    Investing Activities
    Financing Activities

        Contributions by Shareholders

    Net Cash Provided (Used)
     by Financing Activities

    Increase (Decrease) in Cash                          $           -0-     $        -0-     $        -0-
                                                         ===============     ============     ============




        Desert Springs Acquisition Corp. o FORM 10-Q o page 8 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on July 1, 1991, for the fiscal years ended June 30, 1992 through 1997
                   and for the period ended September 30, 1997



                                                                                                                    Total
                                                                              Additional        Accumulated      Stockholders'
                                              Common             Par            Paid-In            Equity           Equity
                                               Stock            Value           Capital          (Deficit)         (Deficit)
                                        ----------------   ------------   ---------------    ---------------    --------------
Balance on June 30, 1991                         690,500    $        69     $     397,728     $    (404,633)    $          -0-

Contributions from Shareholders                                                       624

Net Loss during the fiscal year
ended June 30, 1992                                                                                    (624)

Contributions from Shareholders                                                       624

Net Loss during the fiscal year
ended June 30, 1993                                                                                    (624)
                                        ----------------   ------------   ---------------    ---------------    --------------
Balance at June 30, 1993                         690,500             69           405,812          (405,881)               -0-

Contributions from Shareholders                                                       624

Net Loss during the fiscal year
ended June 30, 1994                                                                                    (624)
                                        ----------------   ------------   ---------------    ---------------    --------------
Balance at June 30, 1994                         690,500             69           406,436          (406,505)               -0-

Contributions from Shareholders                                                     1,210

Net Loss during the fiscal year
ended June 30, 1995                                                                                  (1,314)
                                        ----------------   ------------   ---------------    ---------------    --------------
Balance at June 30, 1995                         690,500             69           407,646          (407,819)             (104)

Shares Issued for Services Rendered            1,252,000            125            12,395

Net Loss during the fiscal year
ended June 30, 1996                                                                                 (25,034)
                                        ----------------   ------------   ---------------    ---------------    --------------
Balance at June 30, 1996                       1,942,500            194           420,041          (432,853)          (12,618)

Net Loss during the fiscal year
ended June 30, 1997                                                                                 (22,234)
                                        ----------------   ------------   ---------------    ---------------    --------------
Balance at September 30, 1996                  1,942,500            194           420,041          (455,087)          (34,852)
                                        ----------------   ------------   ---------------    ---------------    --------------
Balance at September 30, 1996                  1,942,500            194           420,041          (455,087)          (34,852)
                                        ================   ============   ===============    ===============    ==============


        Desert Springs Acquisition Corp. o FORM 10-Q o page 9 of 9 pages