Form 10QSB/A
period 1997-09-30
DESERT SPRINGS ACQUISITION CORP
filed 1998-03-09
CIK 810932

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


                                                                                                          June 30
                                                                        September 30,          -------------------------------
                                                                             1997                 1997                  1996
                                                                        -------------          ---------             ---------
    Revenues                                                              $      -0-           $      -0-            $      -0-
                                                                          ---------            ---------             ---------

    Expenses; General & Administrative                                           -0-              22,234                25,034
                                                                          ---------            ---------             ---------

    Net Loss from Operations                                                     -0-             (22,234)              (25,034)

    Net Income (Loss)                                                     $      -0-           $ (22,234)            $ (25,034)
                                                                          =========            =========             =========


    Loss per Share                                                        $      -0-           $ (0.0114)            $ (0.0129)
                                                                          =========            =========             =========


    Weighted Average
        Shares Outstanding                                                1,942,500            1,942,500             1,942,500
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