Form 10QSB
period 1997-12-31
DESERT SPRINGS ACQUISITION CORP
filed 1998-03-10
CIK 810932

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 1997

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

As of December 31, 1997, the number of shares outstanding of the Registrant's Common Stock was 1,942,500.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended December 31, 1997.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Issuer (and its wholly-owned subsidiary) has no current business, and has had no operations in the last fiscal year.

Plan of Operation

     The Issuer is actively engaged in a search for profitable business opportunities, including possible merger, acquisition, joint-ventures or other business combinations calculated to create a return for shareholder.

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

                    Item 6. Exhibits and Reports on Form 8-K

                                      None

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement


          Exhibit F Financial Statements (Un-Audited) December 31, 1997



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended December 31, 1997, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


December 31, 1997


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




/S/                                               /S/
------------------------------                    ------------------------------
James L. Bartel                                                Mitchell Milgaten
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER

                                    Exhibit F

           UN-AUDITED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
                                DECEMBER 31, 1997

                        DESERT SPRINGS ACQUISITION CORP.
                           BALANCE SHEETS (UNAUDITED)
                for the fiscal years ended June 30, 1997 and 1996
                 and for the Six Months ended December 31, 1997



                                                                                                     June 30
                                                                     December 31,         -----------------------------
                                                                         1997               1997                1996
                                                                      ---------           ---------           ---------
                                     ASSETS

CURRENT ASSETS

          Total Current Assets                                        $     -0-           $     -0-           $     -0-


TOTAL ASSETS                                                          $     -0-           $     -0-           $     -0-
                                                                      =========           =========           =========


                       LIABILITIES & STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

    Accounts Payable                                                      27301               27301                5925

    Accounts Payable - Related Party                                  $   7,551           $   7,551           $   6,693
                                                                      ---------           ---------           ---------

Total Liabilities                                                        34,852              34,852              12,618
                                                                      ---------           ---------           ---------

STOCKHOLDERS' EQUITY

    Common Stock, $.0001 par value; authorized
       500,000,000 shares; issued and outstanding,
       1,942,500 shares                                                     194                 194                 194

    Additional Paid In Capital                                          420,041             420,041             420,041

    Accumulated Surplus (Deficit)                                      (455,087)           (455,087)           (432,853)
                                                                      ---------           ---------           ---------

Total Stockholders' Equity                                              (34,852)            (34,852)            (12,618)
                                                                      ---------           ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     -0-           $     -0-           $     -0-
                                                                      =========           =========           =========



        Desert Springs Acquisition Corp. o FORM 10-Q o page 6 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                for the fiscal years ended June 30, 1997 and 1996
                 and for the Six Months ended December 31, 1997



                                                                          June 30
                                                December 31,    ---------------------------
                                                    1997            1997           1996
                                                ------------    ------------   ------------

    Revenues                                    $        -0-    $        -0-   $        -0-
                                                ------------    ------------   ------------

    Expenses; General & Administrative                   -0-         22,234         25,034
                                                ------------    ------------   ------------

    Net Loss from Operations                             -0-        (22,234)       (25,034)

    Net Income (Loss)                           $        -0-    $   (22,234)   $   (25,034)
                                                ============    ============   ============

    Loss per Share                              $        -0-    $   (0.0114)   $   (0.0129)
                                                ============    ============   ============

    Weighted Average
        Shares Outstanding                        1,942,500       1,942,500      1,942,500
                                                ============    ============   ============


        Desert Springs Acquisition Corp. o FORM 10-Q o page 7 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                for the fiscal years ended June 30, 1997 and 1996
                 and for the Six Months ended December 31, 1997




                                                             June 30
                                      December 31,  --------------------------
                                          1997          1997          1996
                                      ------------  ------------  ------------

Operating Activities

   Net Income (Loss)                  $       -0-   $  (22,234)   $    (25,034)

   Stock Issued for Services                                            12,520
   Increase in Accounts Payable               -0-       22,234          12,514
                                      ------------  ------------  ------------

Net Cash from Operations
Investing Activities
Financing Activities

   Contributions by Shareholders

Net Cash Provided (Used)
 by Financing Activities

Increase (Decrease) in Cash           $        -0-  $        -0-  $        -0-
                                      ============  ============  ============



        Desert Springs Acquisition Corp. o FORM 10-Q o page 8 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on July 1, 1991, for the fiscal years ended June 30, 1992 through 1997
                   and for the period ended December 31, 1997

                                                                               Additional      Accumulated     Total Stock-
                                               Common            Par            Paid-In          Equity       holders' Equity
                                                Stock            Value          Capital         (Deficit)        (Deficit)
                                              ----------       ----------      ----------      ----------       ----------
Balance on June 30, 1991                         690,500       $       69      $  397,728      $ (404,633)      $      -0-

Contributions from Shareholders                                                       624

Net Loss during the fiscal year
ended June 30, 1992                                                                                  (624)

Contributions from Shareholders                                                       624

Net Loss during the fiscal year
ended June 30, 1993                                                                                  (624)

                                              ----------       ----------      ----------      ----------       ----------
Balance at June 30, 1993                         690,500               69         405,812        (405,881)             -0-

Contributions from Shareholders                                                       624

Net Loss during the fiscal year
ended June 30, 1994                                                                                 (624)

                                              ----------       ----------      ----------      ----------       ----------
Balance at June 30, 1994                         690,500               69         406,436        (406,505)             -0-

Contributions from Shareholders                                                     1,210

Net Loss during the fiscal year
ended June 30, 1995                                                                                (1,314)

                                              ----------       ----------      ----------      ----------       ----------
Balance at June 30, 1995                         690,500               69         407,646        (407,819)            (104)

Shares Issued for Services Rendered            1,252,000              125          12,395

Net Loss during the fiscal year
ended June 30, 1996                                                                               (25,034)

                                              ----------       ----------      ----------      ----------       ----------
Balance at June 30, 1996                       1,942,500              194         420,041        (432,853)         (12,618)

Net Loss during the fiscal year
ended June 30, 1997                                                                               (22,234)

                                              ----------       ----------      ----------      ----------       ----------
Balance at June 30, 1997                       1,942,500              194         420,041        (455,087)         (34,852)

Balance at December 31, 1997                   1,942,500              194         420,041        (455,087)         (34,852)
                                              ==========       ==========      ==========      ==========       ==========


        Desert Springs Acquisition Corp. o FORM 10-Q o page 9 of 9 pages