Form 10QSB
period 1998-03-31
DESERT SPRINGS ACQUISITION CORP
filed 1998-04-23
CIK 810932

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                             SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1998

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

As of March 31, 1998, the number of shares outstanding of the Registrant's Common Stock was 2,542,500.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended March 31, 1998.

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

                    Item 6. Exhibits and Reports on Form 8-K

                                      None

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement


          Exhibit F        Financial Statements (Un-Audited) March 31, 1998

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended March 31, 1998, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


March 31, 1998


                        Desert Springs Acquisition Corp.
                             A COLORADO CORPORATION




                                       by





/S/ JAMES L. BARTEL                             /S/ MITCHELL MILGATEN
------------------------------                  --------------------------------
James L. Bartel                                                Mitchell Milgaten
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER

                                    Exhibit F

           UN-AUDITED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1998

                                      DESERT SPRINGS ACQUISITION CORP.
                                         BALANCE SHEETS (UNAUDITED)
                             for the fiscal years ended June 30, 1997 and 1996
                                and for the Nine Months ended March 31, 1998




                                                                             June 30
                                                 March 31,        ---------------------------------
                                                   1998                1997              1996
                                          ---------------------   --------------   ----------------

                                              ASSETS

CURRENT ASSETS

          Total Current Assets             $                 -0-   $          -0-   $            -0-


TOTAL ASSETS                               $                 -0-   $          -0-   $            -0-
                                           =====================   ==============   ================


                                   LIABILITIES & STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

    Accounts Payable                                     27,301           27,301              5,925

    Accounts Payable - Related Party       $              7,551    $       7,551    $         6,693
                                           ---------------------   --------------   ----------------

Total Liabilities                                        34,852           34,852             12,618
                                           ---------------------   --------------   ----------------

STOCKHOLDERS' EQUITY

  Common Stock, $.0001 par value; authorized 500,000,000
     shares; issued and outstanding, 1,942,500 shares
     and 2,542,500 shares                                   254              194                194

    Additional Paid In Capital                          425,981          420,041            420,041

    Accumulated Surplus (Deficit)                      (461,087)        (455,087)          (432,853)
                                           ---------------------   --------------   ----------------

Total Stockholders' Equity                              (34,852)         (34,852)           (12,618)
                                           ---------------------   --------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $                 -0-   $          -0-   $            -0-
                                           =====================   ==============   ================

                                            DESERT SPRINGS ACQUISITION CORP.
                                 STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                                    for the fiscal years ended June 30, 1997 and 1996
                                      and for the Nine Months ended March 31, 1998


                                                              March 31,                     June 30
                                                                                 -------------------------------
                                                                1998                 1997                1996
                                                          ---------------        --------------     ------------
    Revenues                                              $           -0-        $        -0-       $        -0-
                                                          ---------------        ------------       ------------

    Expenses; General & Administrative                             6,000              22,234             25,034
                                                          ---------------        ------------       ------------

    Net Loss from Operations                                      (6,000)            (22,234)           (25,034)

    Net Income (Loss)                                     $       (6,000)        $   (22,234)       $   (25,034)
                                                          ===============        ============       ============


    Loss per Share                                        $       (0.0031)       $   (0.0114)       $   (0.0129)
                                                          ===============        ============       ============

    Weighted Average
        Shares Outstanding                                      1,942,500          1,942,500          1,942,500
                                                          ===============        ============       ============



                                               DESERT SPRINGS ACQUISITION CORP.
                                              STATEMENTS OF CASH FLOW (UNAUDITED)
                                       for the fiscal years ended June 30, 1997 and 1996
                                         and for the Nine Months ended March 31, 1998


                                                        March 31,                     June 30
                                                                           -------------------------------
                                                          1998                 1997                1996
                                                    ---------------        --------------     ------------
    Operating Activities

       Net Income (Loss)                           $       (6,000)      $      (22,234)     $     (25,034)

       Stock Issued for Services                            6,000                                  12,520
       Increase in Accounts Payable                                             22,234             12,514
                                                   ---------------        ----------------     --------------

    Net Cash from Operations
    Investing Activities
    Financing Activities

       Contributions by Shareholders

    Net Cash Provided (Used)
     by Financing Activities

    Increase (Decrease) in Cash                   $            -0-     $           -0-     $          -0-
                                                   ===============     ================     ==============


                                            DESERT SPRINGS ACQUISITION CORP.
                                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                         for the period from inception of the Development Stage on July 1, 1991, for the fiscal years ended June 30, 1992 through 1997
                                        and for the period ended March 31, 1998


                                                                               Additional       Accumulated    Total Stock-
                                             Common                Par           Paid-In          Equity       holders' Equity
                                             Stock                Value          Capital         (Deficit)       (Deficit)
                                         ---------------       ----------     -------------   --------------  --------------
Balance on June 30, 1991                        690,500        $      69      $    397,728    $    (404,633)  $          -0-

Contributions from Shareholders                                                        624

Net Loss during the fiscal year
ended June 30, 1992                                                                                    (624)

Contributions from Shareholders                                                        624

Net Loss during the fiscal year
ended June 30, 1993                                                                                    (624)
                                         ---------------       ----------     -------------   --------------  --------------
Balance at June 30, 1993                        690,500               69           405,812         (405,881)             -0-

Contributions from Shareholders                                                        624

Net Loss during the fiscal year
ended June 30, 1994                                                                                    (624)
                                         ---------------       ----------     -------------   --------------  --------------
Balance at June 30, 1994                        690,500               69           406,436         (406,505)             -0-

Contributions from Shareholders                                                      1,210

Net Loss during the fiscal year
ended June 30, 1995                                                                                  (1,314)
                                         ---------------       ----------     -------------   --------------  --------------
Balance at June 30, 1995                        690,500               69           407,646         (407,819)           (104)

Shares Issued for Services Rendered           1,252,000              125            12,395

Net Loss during the fiscal year
ended June 30, 1996                                                                                 (25,034)
                                         ---------------       ----------     -------------   --------------  --------------
Balance at June 30, 1996                      1,942,500              194           420,041         (432,853)        (12,618)

Net Loss during the fiscal year
ended June 30, 1997                                                                                 (22,234)
                                         ---------------       ----------     -------------   --------------  --------------
Balance at June 30, 1997                      1,942,500              194           420,041         (455,087)        (34,852)

Shares Issued for Services Rendered             600,000               60             5,940

Net Loss during the period                                                                           (6,000)

Balance at March 31, 1998                     2,542,500              254           425,981         (461,087)        (34,852)
                                         ===============       ==========     =============   ==============  ==============