Form 10KSB
period 1998-06-30
DESERT SPRINGS ACQUISITION CORP
filed 1998-12-04
CIK 810932

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

No [X] (Indicate by check mark whether if disclosure of delinquent filers (ss.229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of June 30, 1998, the aggregate number of shares held by non-affiliates was approximately 308,000 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of June 30, 1998, the number of shares outstanding of the Registrant's Common Stock was 2,542,500.

                                               Exhibit Index is found on page 12


        Desert Springs Acquisition Corp. June 30, 1998 Form 10-KSB Page 1

--------------------------------------------------------------------------------

                                     PART I

--------------------------------------------------------------------------------



        Desert Springs Acquisition Corp. June 30, 1998 Form 10-KSB Page 2

                                Item 1. Business.

(a)  Organization of the Issuer.

     Desert Springs Acquisition Corp. (the "Issuer", the "Company" and sometimes the "Registrant") is a Colorado corporation (formerly Bartel Financial Group,
Inc) ("BFG Colorado") organized October 3, 1986, as WTS III Capital Corporation ("WTS"). WTS conducted a public offering of its securities pursuant to a Registration Statement filed with the Denver Regional Office of the Securities and Exchange Commission ("SEC") which was effective on August 11, 1987, under the Securities Act of 1933. The offering closed after receipt of the maximum proceeds of $300,000. On October 7, 1987, WTS acquired 100% of Bartel Financial Group, Inc. ("BFG Utah"), a Utah Corporation in transaction commonly characterized as a "reverse acquisition".

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

     As a result of the foregoing transactions, as of the date of this Annual Report, the Issuer had a single class of securities, namely common equity voting stock, 500,000,000 shares (of par value $0.0001) authorized; of which 2,542,500 shares were issued and outstanding.

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



        Desert Springs Acquisition Corp. June 30, 1998 Form 10-KSB Page 3

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



        Desert Springs Acquisition Corp. June 30, 1998 Form 10-KSB Page 4

--------------------------------------------------------------------------------

                                     PART II

--------------------------------------------------------------------------------



        Desert Springs Acquisition Corp. June 30, 1998 Form 10-KSB Page 5

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

     Of the Company's issued and outstanding 2,542,500 shares of Common Stock as of June 30, 1998, all shares, subject to an exception for the 1,634,500 shares owned by affiliates of the Issuer, might be presently sold in compliance with Rule 144, in brokerage transactions, at such time as there may be trading in the common stock of this Issuer. Rule 144 provides among other things and subject to certain limitations that a person holding "Restricted Securities" for a period of two years, who is not an affiliate of the Issuer, may sell those securities, free of restriction in brokerage transactions. Further, shares issued pursuant to 1933 Act Registration, again subject to exceptions for affiliate ownership, are not "Restricted Securities" and are freely tradeable in brokerage transaction. Affiliates are permitted by Rule 144 to sell affiliate-owned securities (Restricted Securities held for more than one year and Registered Affiliate Control Securities however long held) in limited amounts. Possible or actual sales of the Company's Common Stock under Rule 144 or otherwise might have a depressive effect upon the price of the Company's Common Stock, at such time, if and when the common stock of this Issuer might be tradeable in brokerage transactions.

(b)  Holders.

     Management calculates that the approximate number of holders of the Company's Common Stock, as of June 30, 1998 was 686.

(c)  Dividends.

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future. No other dividends have been paid or declared by the Issuer and none are anticipated.



        Desert Springs Acquisition Corp. June 30, 1998 Form 10-KSB Page 6

                        Item 6. Selected Financial Data.

      The following information is provided as of the Date of this Report:

================================================================================
             June 30             1998          1997          1996           1995
================================================================================

Total Assets                        0             0             0             0
-------------------------------------------------------------------------------

Revenues                            0             0             0             0
-------------------------------------------------------------------------------

Operating Expenses              6,000        22,234        25,034         1,314
-------------------------------------------------------------------------------

Net Earnings or (Loss)         (6,000)      (22,234)      (25,034)       (1,314)
-------------------------------------------------------------------------------
Per Share Earnings
  or (Loss)                     (0.00)        (0.01)        (0.02)        (0.00)
-------------------------------------------------------------------------------
Average Common Shares
  Outstanding               2,542,500     1,942,500     1,942,500       690,500
===============================================================================

     Item 7. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations.

(a)  Results of Operations.

     The Issuer (and its wholly-owned subsidiary) has no current business, and has had no operations in the last fiscal year. During the period covered by this report, the Issuer had no plan of development or for achieving profitability.

(b)  Liquidity and Capital Resources.

      The Issuer (and its wholly-owned subsidiary) has no capital resource and no liquidity. (Reference is made to Auditors Report of June 30, 1998, 1997 and 1996, filed herewith.

              Item 8. Financial Statements and Supplementary Data.

      Reference is made to Auditors Report of June 30, 1998, 1997 and 1996, filed herewith. Those financial statements, attached thereto are incorporated herein by this reference as though fully set forth herein.


        Desert Springs Acquisition Corp. June 30, 1998 Form 10-KSB Page 7

                     Item 9. Change of Registrant's Auditor.

     Todd D. Chisholm, CPA remains the Company's Auditor, having prepared the previous annual audit of June 30, 1995 and 1996. The Company's previous Audit was conducted by Gandre & Armstrong P.C and dated September 25, 1989. There has been no disagreement or dispute of any kind or sort with any auditor as to any matter.

        Desert Springs Acquisition Corp. June 30, 1998 Form 10-KSB Page 8

--------------------------------------------------------------------------------

                                    PART III

--------------------------------------------------------------------------------


        Desert Springs Acquisition Corp. June 30, 1998 Form 10-KSB Page 9

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

    Item 12. Security Ownership of Certain Beneficial Owners and Management.

                                  COMMON STOCK

     To the best of Registrant's knowledge and belief the following disclosure presents, as of the date of this report, June 30, 1998, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant, and the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent. Registrant has only one class of stock, namely Common Voting Equity Shares.

                       PLEASE SEE TABLE ON FOLLOWING PAGE


       Desert Springs Acquisition Corp. June 30, 1998 Form 10-KSB Page 10


                            SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS AND 5% OWNERS

==========================================================================================================================
                 Name and Address of Beneficial Owner                               Amount and Nature             Percent
                                                                                       of Ownership               of Class
--------------------------------------------------------------------------------------------------------------------------
      JAMES L. BARTEL President/Director (1)                                               782,500                 40.28
      5160 South Valley View, Suite 106
      Las Vegas NV 89118

==========================================================================================================================
All Officers and Directors as a Group                                                      782,500                 40.28
==========================================================================================================================
      Traders Exchange                                                                     395,000                 20.33
      P.O. Box 65724 / 242 Fall St.
      Salt Lake City UT 84116
--------------------------------------------------------------------------------------------------------------------------
      Polyandrous Trading Group                                                            452,000                 23.27
      3131 Southwest Freeway #46
      Houston TX 77098
--------------------------------------------------------------------------------------------------------------------------
      American Premier Financial Corp.(1)                                                   12,500                  0.64
      5160 South Valley View, Suite 106
      Las Vegas NV 89118
==========================================================================================================================
Total Shares Issued and Outstanding                                                      2,542,500                100.00
==========================================================================================================================

(1) These shares represent the separate holdings as indicated. James Bartel is the President of American, but is not American's majority or controlling shareholder. American is a publicly held corporation.

            Item 13. Certain Relationships and Related Transactions.

     Mr. Bartel has paid various expenses of the Issuer in the amount of $7,551. A payable exists to mr. Bartel in this amount. On September 18, 1995, the Issuer entered certain financial services agreements with Traders Exchange, Inc., Polyandrous trading Group, Inc., and James Bartel, whereby these consultants would receive and did receive stock for various services at a rate of $0.01 per share. During 1996, 1,252,000 shares were issued, valued in the aggregate at $12,520. On March 1, 1998, the Company issued 600,000 shares of common stock at a rate of $0.01 per share in exchange for $6,000 in services.


       Desert Springs Acquisition Corp. June 30, 1998 Form 10-KSB Page 11

--------------------------------------------------------------------------------

                                     PART IV

--------------------------------------------------------------------------------


       Desert Springs Acquisition Corp. June 30, 1998 Form 10-KSB Page 12

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial  Statements.   Reference  is made to Auditors  Report of June 30,
                              1998, 1997 and 1996, filed with herewith. Those financial statements, attached as Exhibit "F" thereto are incorporated herein by this reference as though fully set forth herein.

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


                                  Exhibit Index

                       Financial Statements and Documents
                    Furnished as a part of this Annual Report

Exhibit 1.    Articles of Amendment - Bartel Financial Group Incorporated.


Exhibit 2.    Articles of Amendment - Desert Springs Acquisition Corporation.


Exhibit F.    Audited Financial Statements - June 30, 1998, 1997 and 1996.



       Desert Springs Acquisition Corp. June 30, 1998 Form 10-KSB Page 13

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

June 30, 1998.



                         Desert Springs Acquisition Corp
                             A COLORADO CORPORATION




                                       by




/S/                                                                         /S/
-------------------------                        ------------------------------

James L. Bartel                                               Mitchell Milgaten
PRESIDENT/DIRECTOR                                          SECRETARY/TREASURER



       Desert Springs Acquisition Corp. June 30, 1998 Form 10-KSB Page 14