Form 10QSB
period 1998-09-30
DESERT SPRINGS ACQUISITION CORP
filed 1999-01-05
CIK 810932

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1998

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

Yes [ ] No [x] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 1998, the number of shares outstanding of the Registrant's Common Stock was 2,542,500.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended September 30, 1998.

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

                    Item 6. Exhibits and Reports on Form 8-K

                                      None

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement


        Exhibit F   Financial Statements (Un-Audited) September 30, 1998

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended September 30, 1998, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


September 30, 1998


                        Desert Springs Acquisition Corp.
                             A COLORADO CORPORATION


                                       by


/s/ James L. Bartel                                    /s/ Mitchell Milgaten
-------------------                                    ---------------------
James L. Bartel                                        Mitchell Milgaten
PRESIDENT/DIRECTOR                                     SECRETARY/TREASURER

                                    Exhibit F

  UN-AUDITED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                        DESERT SPRINGS ACQUISITION CORP.
                           BALANCE SHEETS (UNAUDITED)
                for the fiscal years ended June 30, 1997 and 1996
                and for the Three Months ended September 30, 1998


                                                                    September 30,                 June 30
                                                                                         ----------------------------
                                                                        1998               1998               1997
                                                                    -------------        ---------          ---------

                                     ASSETS

CURRENT ASSETS

     Total Current Assets                                             $     -0-          $     -0-          $     -0-

TOTAL ASSETS                                                          $     -0-          $     -0-          $     -0-
                                                                      =========          =========          =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                                                    27,301             27,301             27,301

     Accounts Payable - Related Party                                 $   7,551          $   7,551          $   7,551
                                                                      ---------          ---------          ---------

Total Liabilities                                                        34,852             34,852             34,852
                                                                      ---------          ---------          ---------

STOCKHOLDERS' EQUITY

     Common Stock, $.0001 par value; authorized 500,000,000
        shares; issued and outstanding, 1,942,500 shares
        and 2,542,500 shares                                                254                254                194

     Additional Paid In Capital                                         425,981            425,981            420,041

     Accumulated Surplus (Deficit)                                     (461,087)          (461,087)          (455,087)
                                                                      ---------          ---------          ---------

Total Stockholders' Equity                                              (34,852)           (34,852)           (34,852)
                                                                      ---------          ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     -0-          $     -0-          $     -0-
                                                                      =========          =========          =========


        Desert Springs Acquisition Corp. o FORM 10-Q o page 6 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                for the fiscal years ended June 30, 1997 and 1996
                and for the Three Months ended September 30, 1998


                                             September 30,                          June 30
                                                                     ------------------------------------
                                                1998                    1998                      1997
                                             ------------            -----------              -----------

Revenues                                     $       -0-             $       -0-              $       -0-
                                             -----------             -----------              -----------

Expenses; General & Administrative           $       -0-                   6,000                   22,234
                                             -----------             -----------              -----------

Net Loss from Operations                             -0-                  (6,000)                 (22,234)

Net Income (Loss)                            $       -0-             $    (6,000)             $   (22,234)
                                             ===========             ===========              ===========

Loss per Share                               $       -0-             $   (0.0031)             $   (0.0114)
                                             ===========             ===========              ===========

Weighted Average
    Shares Outstanding                         2,542,500               1,942,500                1,942,500
                                             ===========             ===========              ===========


        Desert Springs Acquisition Corp. o FORM 10-Q o page 7 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on July 1, 1991, for the fiscal years ended June 30, 1992 through 1998
                   and for the period ended September 30, 1998


                                                                                  Additional      Accumulated     Total Stock-
                                                    Common           Par           Paid-In          Equity       holders' Equity
                                                    Stock           Value          Capital         (Deficit)       (Deficit)
                                                  ---------       ---------       ----------      ------------  ---------------

    Balance on June 30, 1991                        690,500       $      69       $ 397,728       $(404,633)       $   -0-

    Contributions from Shareholders                                                     624

    Net Loss during the fiscal year
    ended June 30, 1992                                                                                (624)

    Contributions from Shareholders                                                     624

    Net Loss during the fiscal year
    ended June 30, 1993                                                                                (624)

                                                  ---------       ---------       ---------       ---------        -------
    Balance at June 30, 1993                        690,500              69         405,812        (405,881)           -0-

    Contributions from Shareholders                                                     624

    Net Loss during the fiscal year
    ended June 30, 1994                                                                                (624)

                                                  ---------       ---------       ---------       ---------        -------
    Balance at June 30, 1994                        690,500              69         406,436        (406,505)           -0-

    Contributions from Shareholders                                                   1,210

    Net Loss during the fiscal year
    ended June 30, 1995                                                                              (1,314)

                                                  ---------       ---------       ---------       ---------        -------
    Balance at June 30, 1995                        690,500              69         407,646        (407,819)          (104)

    Shares Issued for Services Rendered           1,252,000             125          12,395

    Net Loss during the fiscal year
    ended June 30, 1996                                                                             (25,034)

                                                  ---------       ---------       ---------       ---------        -------
    Balance at June 30, 1996                      1,942,500             194         420,041        (432,853)       (12,618)

    Net Loss during the fiscal year
    ended June 30, 1997                                                                             (22,234)

                                                  ---------       ---------       ---------       ---------        -------
    Balance at June 30, 1997                      1,942,500             194         420,041        (455,087)       (34,852)

    Shares Issued for Services Rendered             600,000              60           5,940

    Net Loss during the fiscal year
    ended June 30, 1998                                                                              (6,000)

                                                  ---------       ---------       ---------       ---------        -------
    Balance at June 30, 1998                      2,542,500             254         425,981        (461,087)       (34,852)

    Balance at September 30, 1998                 2,542,500             254         425,981        (461,087)       (34,852)
                                                  =========       =========       =========       =========        =======


        Desert Springs Acquisition Corp. o FORM 10-Q o page 8 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                for the fiscal years ended June 30, 1997 and 1996
                and for the Three Months ended September 30, 1998




                                       September 30,            June 30
                                                        -----------------------
                                           1998           1998           1997
                                       ------------     --------       --------

Operating Activities

   Net Income (Loss)                     $    -0-       $ (6,000)      $(22,234)

   Stock Issued for Services                  -0-          6,000
   Increase in Accounts Payable                                          22,234
                                         --------       --------       --------

Net Cash from Operations
Investing Activities
Financing Activities

   Contributions by Shareholders

Net Cash Provided (Used)
 by Financing Activities

Increase (Decrease) in Cash              $    -0-       $    -0-       $    -0-
                                         ========       ========       ========


        Desert Springs Acquisition Corp. o FORM 10-Q o page 9 of 9 pages