Form 10QSB
period 1998-12-31
DESERT SPRINGS ACQUISITION CORP
filed 1999-01-20
CIK 810932

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 1998

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

As of December 31, 1998, the number of shares outstanding of the Registrant's Common Stock was 2,542,500.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended December 31, 1998.

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


                           PART II: OTHER INFORMATION

     The Issuer had reviewed its year 2000 compliance issues and determined that it will not be affected, for the reason that it owns and operates no computers, or other digital devices, and that it has no customers or suppliers.


                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement


       Exhibit F    Financial Statements (Un-Audited) December 31, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended December 31, 1998, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


December 31, 1998


                        Desert Springs Acquisition Corp.
                             A COLORADO CORPORATION


                                       by


-------------------------                             --------------------------
James L. Bartel                                                Mitchell Milgaten
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER

                                    Exhibit F

           UN-AUDITED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
                                DECEMBER 31, 1998

                        DESERT SPRINGS ACQUISITION CORP.
                           BALANCE SHEETS (UNAUDITED)
                for the fiscal years ended June 30, 1998 and 1997
                 and for the six months ended December 31, 1998


                                                                                     June 30
                                                                December 31,  -----------------------
                                                                    1998         1998         1997
                                                                -----------   ----------   ----------
                                     ASSETS

        Total Current Assets                                    $      -0-    $     -0-    $     -0-

                                                                $      -0-    $     -0-    $     -0-
                                                                ===========   ==========   ==========
                       LIABILITIES & STOCKHOLDERS' EQUITY

Accounts Payable                                                     27301        27301        27301

Accounts Payable - Related Party                                $    7,551    $   7,551    $   7,551
                                                                -----------   ----------   ----------

                                                                    34,852       34,852       34,852
                                                                -----------   ----------   ----------
Common Stock, $.0001 par value; authorized 500,000,000
   shares; issued and outstanding, 1,942,500 shares
   and 2,542,500 shares                                                254          254          194

Additional Paid In Capital                                         425,981      425,981      420,041

Accumulated Surplus (Deficit)                                     (461,087)    (461,087)    (455,087)
                                                                -----------   ----------   ----------
                                                                   (34,852)     (34,852)     (34,852)
                                                                -----------   ----------   ----------
                                                                $      -0-    $     -0-    $     -0-
                                                                ===========   ==========   ==========


     Desert Springs Acquisition Corp.  o   FORM 10-Q   o   page 6 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                for the fiscal years ended June 30, 1998 and 1997
                 and for the six months ended December 31, 1998



                                                                                     June 30
                                                                December 31,  -----------------------
                                                                    1998         1998         1997
                                                                -----------   ----------   ----------

     Revenues                                                   $       -0-   $      -0-   $      -0-
                                                                -----------   ----------   ----------

     Expenses; General & Administrative                                 -0-        6,000       22,234
                                                                -----------   ----------   ----------

     Net Loss from Operations                                           -0-       (6,000)     (22,234)

     Net Income (Loss)                                          $       -0-   $   (6,000)  $  (22,234)
                                                                ===========   ==========   ==========

     Loss per Share                                             $       -0-   $  (0.0027)  $  (0.0114)
                                                                ===========   ==========   ==========

     Weighted Average
         Shares Outstanding                                       2,542,500    2,242,500    1,942,500
                                                                ===========   ==========   ==========


     Desert Springs Acquisition Corp.  o   FORM 10-Q   o   page 7 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED) for the period from inception of the Developement Stage on July 1, 1991, for the fiscal years ended June 30, 1992 through 1998
                   and for the period ended December 31, 1998

                                                                  Additional    Accumulated     Total Stock-
                                        Common         Par        Paid-In         Equity       holders' Equity
                                        Stock         Value       Capital        (Deficit)        (Deficit)
                                      -----------  -----------  -------------   ------------   ---------------
Balance on June 30, 1991                690,500     $      69     $ 397,728     $(404,633)     $      -0-

Contributions from Shareholders                                         624

Net Loss during the fiscal year
ended June 30, 1992                                                                  (624)

Contributions from Shareholders                                         624

Net Loss during the fiscal year
ended June 30, 1993                                                                  (624)

                                      ---------     ---------     ---------     ---------      ---------
Balance at June 30, 1993                690,500            69       405,812      (405,881)           -0-

Contributions from Shareholders                                         624

Net Loss during the fiscal year
ended June 30, 1994                                                                  (624)

                                      ---------     ---------     ---------     ---------      ---------
Balance at June 30, 1994                690,500            69       406,436      (406,505)           -0-

Contributions from Shareholders                                       1,210

Net Loss during the fiscal year
ended June 30, 1995                                                                (1,314)

                                      ---------     ---------     ---------     ---------      ---------
Balance at June 30, 1995                690,500            69       407,646      (407,819)          (104)

Shares Issued for Services Rendered   1,252,000           125        12,395

Net Loss during the fiscal year
ended June 30, 1996                                                               (25,034)

                                      ---------     ---------     ---------     ---------      ---------
Balance at June 30, 1996              1,942,500           194       420,041      (432,853)       (12,618)

Net Loss during the fiscal year
ended June 30, 1997                                                               (22,234)

                                      ---------     ---------     ---------     ---------      ---------
Balance at June 30, 1997              1,942,500           194       420,041      (455,087)       (34,852)

Shares Issued for Services Rendered     600,000            60         5,940

Net Loss during the fiscal year
ended June 30, 1998                                                                (6,000)

                                      ---------     ---------     ---------     ---------      ---------
Balance at June 30, 1998              2,542,500           254       425,981      (461,087)       (34,852)

Balance at December 31, 1998          2,542,500           254       425,981      (461,087)       (34,852)
                                      =========     =========     =========     =========      =========


        Desert Springs Acquisition Corp. o FORM 10-Q o page 8 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                for the fiscal years ended June 30, 1998 and 1997
                 and for the six months ended December 31, 1998


                                                                                      June 30
                                                                December 31,  -----------------------
                                                                   1998          1998         1997
                                                                -----------   ----------   ----------
     Operating Activities


        Net Income (Loss)                                       $       -0-   $   (6,000)  $  (22,234)

        Stock Issued for Services                                       -0-        6,000
        Increase in Accounts Payable                                                           22,234
                                                                -----------   ----------   ----------

     Net Cash from Operations
     Investing Activities
     Financing Activities

        Contributions by Shareholders

     Net Cash Provided (Used)
      by Financing Activities

     Increase (Decrease) in Cash                                $       -0-   $      -0-   $      -0-
                                                                ===========   ==========   ==========




     Desert Springs Acquisition Corp.  o   FORM 10-Q   o   page 9 of 9 pages