Form 10QSB
period 1999-03-31
DESERT SPRINGS ACQUISITION CORP
filed 1999-04-27
CIK 810932

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                                 SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1999

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

As of March 31, 1999, the number of shares outstanding of the Registrant's Common Stock was 2,542,500.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

      Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended March 31, 1999.

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


                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement


           Exhibit F Financial Statements (Un-Audited) March 31, 1999

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended March 31, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


March 31, 1999


                        Desert Springs Acquisition Corp.
                             A COLORADO CORPORATION



                                       by



/s/ James L. Bartel                             /s/ Mitchell Milgaten
--------------------------------                --------------------------------
James L. Bartel                                 Mitchell Milgaten
PRESIDENT/DIRECTOR                              SECRETARY/TREASURER

                                    Exhibit F

           UN-AUDITED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1999

                        DESERT SPRINGS ACQUISITION CORP.
                           BALANCE SHEETS (UNAUDITED)
                  and for the nine months ended March 31, 1999

                                                             March 31,
                                                               1999                    June 30
                                                          ---------------   ------------------------------
                                                               1998              1998             1997
                                                          ---------------   --------------   -------------
                                     ASSETS
CURRENT ASSETS

          Total Current Assets                            $          -0-    $         -0-    $        -0-


TOTAL ASSETS                                              $          -0-    $         -0-    $        -0-
                                                          ===============   ==============   =============


                       LIABILITIES & STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

    Accounts Payable                                               27301            27301           27301

    Accounts Payable - Related Party                      $        7,551    $       7,551    $      7,551
                                                          ---------------   --------------   -------------

Total Liabilities                                                 34,852           34,852          34,852
                                                          ---------------   --------------   -------------

STOCKHOLDERS' EQUITY

    Common Stock, $.0001 par value; authorized 500,000,000
       shares; issued and outstanding, 1,942,500 shares
       and 2,542,500 shares                                          254              254             194

    Additional Paid In Capital                                   425,981          425,981         420,041

    Accumulated Surplus (Deficit)                               (461,087)        (461,087)       (455,087)
                                                          ---------------   --------------   -------------

Total Stockholders' Equity                                       (34,852)         (34,852)        (34,852)
                                                          ---------------   --------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $          -0-    $         -0-    $        -0-
                                                          ===============   ==============   =============



        Desert Springs Acquisition Corp. o FORM 10-Q o page 6 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                for the fiscal years ended June 30, 1998 and 1997
                  and for the nine months ended March 31, 1999


                                                               June 30
                                        March 31,     --------------------------
                                          1999            1998          1997
                                      ------------    -----------   -----------
Revenues                              $       -0-     $      -0-    $      -0-
                                      ------------    -----------   -----------

Expenses; General & Administrative            -0-          6,000        22,234
                                      ------------    -----------   -----------

Net Loss from Operations                      -0-         (6,000)      (22,234)

Net Income (Loss)                     $       -0-     $   (6,000)   $  (22,234)
                                      ============    ===========   ===========

Loss per Share                        $       -0-     $  (0.0027)   $  (0.0114)
                                      ============    ===========   ===========

Weighted Average
    Shares Outstanding                  2,542,500      2,242,500     1,942,500
                                      ============    ===========   ===========



        Desert Springs Acquisition Corp. o FORM 10-Q o page 7 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on July 1, 1991, for the fiscal years ended June 30, 1992 through 1998
                     and for the period ended March 31, 1999

                                                                             Additional      Accumulated    Total Stock-
                                                Common            Par         Paid-In          Equity      holders' Equity
                                                 Stock           Value        Capital         (Deficit)       (Deficit)
                                            ---------------   ----------   -------------   --------------  --------------
    Balance on June 30, 1991                       690,500    $      69    $    397,728    $    (404,633)  $         -0-

    Contributions from Shareholders                                                 624

    Net Loss during the fiscal year
    ended June 30, 1992                                                                             (624)

    Contributions from Shareholders                                                 624

    Net Loss during the fiscal year
    ended June 30, 1993                                                                             (624)

                                            ---------------   ----------   -------------   --------------  --------------
    Balance at June 30, 1993                       690,500           69         405,812         (405,881)            -0-

    Contributions from Shareholders                                                 624

    Net Loss during the fiscal year
    ended June 30, 1994                                                                             (624)

                                            ---------------   ----------   -------------   --------------  --------------
    Balance at June 30, 1994                       690,500           69         406,436         (406,505)            -0-

    Contributions from Shareholders                                               1,210

    Net Loss during the fiscal year
    ended June 30, 1995                                                                           (1,314)

                                            ---------------   ----------   -------------   --------------  --------------
    Balance at June 30, 1995                       690,500           69         407,646         (407,819)           (104)

    Shares Issued for Services Rendered          1,252,000          125          12,395

    Net Loss during the fiscal year
    ended June 30, 1996                                                                          (25,034)

                                            ---------------   ----------   -------------   --------------  --------------
    Balance at June 30, 1996                     1,942,500          194         420,041         (432,853)        (12,618)

    Net Loss during the fiscal year
    ended June 30, 1997                                                                          (22,234)

                                            ---------------   ----------   -------------   --------------  --------------
    Balance at June 30, 1997                     1,942,500          194         420,041         (455,087)        (34,852)

    Shares Issued for Services Rendered            600,000           60           5,940

    Net Loss during the fiscal year
    ended June 30, 1998                                                                           (6,000)

                                            ---------------   ----------   -------------   --------------  --------------
    Balance at June 30, 1998                     2,542,500          254         425,981         (461,087)        (34,852)

    Balance at March 31, 1999                    2,542,500          254         425,981         (461,087)        (34,852)
                                            ===============   ==========   =============   ==============  ==============



        Desert Springs Acquisition Corp. o FORM 10-Q o page 8 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                for the fiscal years ended June 30, 1998 and 1997
                  and for the nine months ended March 31, 1999

                                                                    June 30
                                            March 31,     ---------------------------
                                              1999            1998           1997
                                          -------------   -------------  ------------
    Operating Activities

       Net Income (Loss)                  $        -0-    $     (6,000)  $   (22,234)

       Stock Issued for Services                   -0-           6,000
       Increase in Accounts Payable                                           22,234
                                          -------------   -------------  ------------

    Net Cash from Operations
    Investing Activities
    Financing Activities

       Contributions by Shareholders

    Net Cash Provided (Used)
     by Financing Activities

    Increase (Decrease) in Cash            $       -0-     $       -0-   $       -0-
                                           ============   =============  ===========



        Desert Springs Acquisition Corp. o FORM 10-Q o page 9 of 9 pages