Form 10KSB
period 1999-06-30
DESERT SPRINGS ACQUISITION CORP
filed 1999-10-01
CIK 810932

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


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

Yes[_] No[x] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

Not[X] (Indicate by check mark whether if disclosure of delinquent filers (ss.229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of June 30, 1999, the aggregate number of shares held by non-affiliates was approximately 308,000 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of June 30, 1999, the number of shares outstanding of the Registrant's Common Stock was 2,542,500.

                                               Exhibit Index is found on page 12

        Desert Springs Acquisition Corp. June 30, 1999 Form 10-KSB        Page 1

--------------------------------------------------------------------------------


                                     PART I


--------------------------------------------------------------------------------


        Desert Springs Acquisition Corp. June 30, 1999 Form 10-KSB        Page 2

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


        Desert Springs Acquisition Corp. June 30, 1999 Form 10-KSB        Page 3

(d)  Year 2000.

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


        Desert Springs Acquisition Corp. June 30, 1999 Form 10-KSB        Page 4

--------------------------------------------------------------------------------


                                     PART II


--------------------------------------------------------------------------------


        Desert Springs Acquisition Corp. June 30, 1999 Form 10-KSB        Page 5

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

     Of the Company's issued and outstanding 2,542,500 shares of Common Stock as of June 30, 1999, all shares, subject to an exception for the 1,634,500 shares owned by affiliates of the Issuer, might be presently sold in compliance with Rule 144, in brokerage transactions, at such time as there may be trading in the common stock of this Issuer. Rule 144 provides among other things and subject to certain limitations that a person holding "Restricted Securities" for a period of two years, who is not an affiliate of the Issuer, may sell those securities, free of restriction in brokerage transactions. Further, shares issued pursuant to 1933 Act Registration, again subject to exceptions for affiliate ownership, are not "Restricted Securities" and are freely tradeable in brokerage transaction. Affiliates are permitted by Rule 144 to sell affiliate-owned securities (Restricted Securities held for more than one year and Registered Affiliate Control Securities however long held) in limited amounts. Possible or actual sales of the Company's Common Stock under Rule 144 or otherwise might have a depressive effect upon the price of the Company's Common Stock, at such time, if and when the common stock of this Issuer might be tradeable in brokerage transactions.

(b)  Holders.

     Management calculates that the approximate number of holders of the Company's Common Stock, as of June 30, 1999 was 686.

(c)  Dividends.

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future. No other dividends have been paid or declared by the Issuer and none are anticipated.

        Desert Springs Acquisition Corp. June 30, 1999 Form 10-KSB        Page 6

                        Item 6. Selected Financial Data.


     The following information is provided as of the Date of this Report:

====================================================================================================================================
                June 30                             1999               1998               1997               1996              1995
====================================================================================================================================

Total Assets                                          0                  0                  0                  0                  0
------------------------------------------------------------------------------------------------------------------------------------

Revenues                                              0                  0                  0                  0                  0
------------------------------------------------------------------------------------------------------------------------------------

Operating Expenses                                    0              6,000             22,234             25,034              1,314
------------------------------------------------------------------------------------------------------------------------------------

Net Earnings or (Loss)                                0             (6,000)           (22,234)           (25,034)            (1,314)
------------------------------------------------------------------------------------------------------------------------------------
Per Share Earnings
  or (Loss)                                       (0.00)             (0.00)             (0.01)             (0.02)             (0.00)
------------------------------------------------------------------------------------------------------------------------------------
Average Common Shares
  Outstanding                                 2,542,500          2,074,500          1,942,500          1,942,500            690,500
====================================================================================================================================


          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations .



(a)  Results of Operations.

     The Issuer has no current business, and has had no operations in the last fiscal year. During the period covered by this report, the Issuer had no plan of development or for achieving profitability. A comparison of the financial statements from 1995 to the present reflect legal and professional expenses incurred in connection with fundamental corporate maintenance, required governmental filings, and auditing.

(b)  Liquidity and Capital Resources.

     The Issuer has no capital resource and no liquidity. (Reference is made to Auditors Report of June 30, 1999 and 1998, filed herewith.)

(c) Reverse Acquisitions. A reverse acquisition is one in which a private business is acquired by a public corporation in exchange for a transfer of control of the public company to the owners of the private targeted acquisition company. The public company acquires the private company, in form, but the private company acquires the public company in substance. This corporation, by its very nature and current status, is a potential participant in one or more reverse acquisition transactions, at some undetermined future time. There are no present activities, discussions or negotiations, planned or in progress, with any entity or interest group, for any direct or reverse acquisitions, or business combinations, of any kind.


        Desert Springs Acquisition Corp. June 30, 1999 Form 10-KSB        Page 7

              Item 8. Financial Statements and Supplementary Data.

     Reference is made to Auditors Report of June 30, 1999 and 1998 filed herewith. Those financial statements, attached thereto are incorporated herein by this reference as though fully set forth herein.

                     Item 9. Change of Registrant's Auditor.

     Todd D. Chisholm, CPA remains the Company's Auditor, having prepared the previous annual audit of June 30, 1995, 1996, 1997 and 1998. The Company's previous Audit was conducted by Gandre & Armstrong P.C and dated September 25, 1989. There has been no disagreement or dispute of any kind or sort with any auditor as to any matter.


        Desert Springs Acquisition Corp. June 30, 1999 Form 10-KSB        Page 8

--------------------------------------------------------------------------------


                                    PART III


--------------------------------------------------------------------------------


        Desert Springs Acquisition Corp. June 30, 1999 Form 10-KSB        Page 9

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

    Item 12. Security Ownership of Certain Beneficial Owners and Management.

                                  COMMON STOCK

     To the best of Registrant's knowledge and belief the following disclosure presents, as of the date of this report, June 30, 1999, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant, and the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent. Registrant has only one class of stock, namely Common Voting Equity Shares.

                       PLEASE SEE TABLE ON FOLLOWING PAGE


       Desert Springs Acquisition Corp. June 30, 1999 Form 10-KSB        Page 10

           SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS AND 5% OWNERS

============================================================================================
        Name and Address of Beneficial Owner            Amount and Nature           Percent
                                                          of Ownership             of Class
--------------------------------------------------------------------------------------------
      JAMES L. BARTEL President/Director (1)                 782,500                 40.28
      5160 South Valley View, Suite 106
      Las Vegas NV 89118

============================================================================================
All Officers and Directors as a Group                        782,500                 40.28
============================================================================================
      Traders Exchange                                       395,000                 20.33
      P.O. Box 65724 / 242 Fall St
      Salt Lake City UT 84116
--------------------------------------------------------------------------------------------
      Polyandrous Trading Group                              452,000                 23.27
      3131 Southwest Freeway #46
      Houston TX 77098
--------------------------------------------------------------------------------------------
      American Premier Financial Corp.(1)                     12,500                  0.64
      5160 South Valley View, Suite 106
      Las Vegas NV 89118
============================================================================================
Total Shares Issued and Outstanding                        2,542,500                100.00
============================================================================================

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


       Desert Springs Acquisition Corp. June 30, 1999 Form 10-KSB        Page 11

--------------------------------------------------------------------------------


                                     PART IV


--------------------------------------------------------------------------------


       Desert Springs Acquisition Corp. June 30, 1999 Form 10-KSB        Page 12

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)  Financial Statements.    Reference  is made to Auditors  Report of June 30,
                              1999  and  1998,   filed  with   herewith.   Those
                              financial statements, attached as Exhibit "F" thereto are incorporated herein by this reference as though fully set forth herein.

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


                                  Exhibit Index

                       Financial Statements and Documents
                    Furnished as a part of this Annual Report

Exhibit 1.                    Articles  of  Amendment - Bartel  Financial  Group
                              Incorporated.

Exhibit 2.                    Articles of Amendment - Desert Springs Acquisition
                              Corporation.

Exhibit F.                    Audited Financial  Statements - June 30, 1999, and
                              1998.


       Desert Springs Acquisition Corp. June 30, 1999 Form 10-KSB        Page 13

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

June 30, 1999.


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


/s/                                               /s/
------------------------------                    ------------------------------
James L. Bartel                                                Mitchell Milgaten
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER


       Desert Springs Acquisition Corp. June 30, 1999 Form 10-KSB        Page 14

--------------------------------------------------------------------------------


                                    Exhibit 1

                              Articles of Amendment

                          Bartel Financial Group, Inc.


--------------------------------------------------------------------------------

                                    MAIL TO:
                          Colorado Secretary of State
                               Corporation Office
                            1560 Broadway, Suite 200
                             Denver, Colorado 80202
                                 (303) 866-2361



                              ARTICLES OF AMENDMENT
                                     to the
                            ARTICLES OF INCORPORATION

Pursuant to the provisions of the Colorado Corporation Code, the undersigned corporation adopts the following of Amendments to its Articles of Incorporation:

     FIRST: The name of the corporation is (note 1) WTS III Capital Corporation

     SECOND: The following amendment to the Articles of Incorporation was adopted on November 30 1987, as prescribed by the Colorado Corporation Code, in the manner marked with an X below:

     ______ Such amendment was adopted by the board of directors where no shares have been issued.

       XX      Such  amendment  was adopted by a vote of the  shareholders.  The
     ------    number  of shares  voted for the  amendment  was  sufficient  for approval.

     1. The name of this corporation, shall be changed from WTS III Capital Corporation to Bartel Financial Group, Inc;

     2. The number of shares of common stock that this corporation is authorized to issue shall be increased to a total of Five hundred Million (500,000,000) shares of stock; and

     3. The extent to which Directors of this corporation may be held liable to this corporation or its shareholders for monetary damages for breach of fiduciaty duties shall be limited to the fullest extent permitted by the Colorado Corporation Code.

     THIRD: The manner, if not set forth in such amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the amendment shall be effected, is as follows: N/A

     FOURTH: The manner in which such amendment effects a change in the amount of stated capital, and the amount of stated capital as changed by such
amendment, are as follow:     N/A


                                  WTS III, Capital Corporation
                                  -------------------------------------(Note 1)

                                  By  James Bartel
                                  -------------------------------------

                                  and --------------------------------- (Note 2)

                                  ------------------------------------- (Note 3)


     Notes:    1.   Exact corporate name of corporation adopting the Articles of
                    Amendments. ( If this is a change of name amendment the name before this amendment is filed)

               2.   Signatures   and  titles  of   policers   signing   for  the
                    corporation.

               3.   Where no shares have been issued, signature of director

--------------------------------------------------------------------------------


                                    Exhibit 2

                              Articles of Amendment

                        Desert Springs Acquisition Corp.


--------------------------------------------------------------------------------

                              ARICLES OF AMENDMENT
                                     TO THE
                            ARTICLES OF INCORPORATION
                                       OF
                          Bartel Financial Group, Inc.


     Pursuant  to  the  provisions  of  the  Colorado   Corporation   Code,  the
undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

     First: The name of the Corporation is Bartel Financial Group, Inc.

     Second: The following amendment to the Articles of Incorporation was adopted on July 11, 1995, as prescribed by the Colorado Corporation Code, in the following manner:

[x] Such Amendment was adopted by vote of the shareholders. The number of shares voted for the amendment was sufficient for approval.

     1. The Name of the Corporation is Desert Springs Acquisition Corp


     Third: In all other respects, the Articles as originally filed remain in full force and effect as stated.

     We, the undersigned, being the Presiedent and Secretary this Corporation do make and file these Articles of Amendment, for the purpose of Amending the Articles of Incorporation as originally filed pursuant the Colorado Corporation Code, and accordingly have set our hand hereunto this Day in certification thereof: August 31, 1995.


James Bartel                                                    Mitchel Milgaten
PRESIDENT                                                              SECRETARY

--------------------------------------------------------------------------------


                                   Exhibit F

                          Audited Financial Statements
                             June 30, 1999 and 1998


--------------------------------------------------------------------------------

                     Desert Springs Acquisition Corporation

                         ( a Development Stage Company)

                              Financial Statements

                             June 30, 1999 and 1998

                                 C O N T E N T S


Accountants' Report ......................................................... 3

Balance Sheets     4

Statements of Operations .................................................... 5

Statements of Stockholders' Equity........................................... 6

Statements of Cash Flows .................................................... 7

Notes to the Financial Statements ........................................... 8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Desert Springs Acquisition Corporation

We have audited the accompanying balance sheets of Desert Springs Acquisition Corporation (a development stage company) as of June 30, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997 and from inception of the development stage on July 1, 1991 through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statement for the period October 3, 1986 (inception) through June 30, 1989 were audited by other accountants, who gave an unqualified opinion on their report dated September 25, 1989.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Springs Acquisition Corporation (a development stage company) as of June 30, 1999 and 1998 and the results of its operations and cash flows for the years ended June 30, 1999, 1998 and 1997 and from inception of the development stage on July 1, 1991 through June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company=s recurring losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management=s plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
September 21, 1999

                     Desert Springs Acquisition Corporation
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                           June 30
                                               ---------------------------------
                                                  1999                   1998
                                               -----------           -----------

ASSETS                                         $        --           $        --
                                               -----------           -----------

   TOTAL Assets                                $        --           $        --
                                               ===========           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accounts payable                                      $  27,301     $  27,301
  Accounts payable - related party (Note 6)                 7,551         7,551
                                                        ---------     ---------

     Total Liabilities                                     34,852        34,852
                                                        ---------     ---------

STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value;
   500,000,000 shares authorized;
   2,542,500 shares issued and
   outstanding respectively                                   254           254
  Additional paid-in capital                              425,981       425,981
  Retained Deficit                                       (461,087)     (461,087)
                                                        ---------     ---------

     Total Stockholders' Equity                           (34,852)      (34,852)
                                                        ---------     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $      --     $      --
                                                        =========     =========


    The accompanying notes are an integral part of these financial statements

                     Desert Springs Acquisition Corporation
                          (A Development Stage Company)
                            Statements of Operations


                                                                     From
                                                                Inception of the
                                                               Development Stage
                                 For the Years Ended            on July 1, 1991
                                     June 30,                      Through
                     -----------------------------------------     June 30
                        1999           1998           1997           1999
                     ------------   -----------    ----------- -----------------




REVENUES             $         --   $        --    $        --    $        --
                     ------------   -----------    -----------    -----------


EXPENSES
  GENERAL
   & ADMINISTRATIVE            --         6,000         22,234         56,454
                     ------------   -----------    -----------    -----------

NET LOSS FROM
  OPERATIONS                   --        (6,000)       (22,234)       (56,454)

NET LOSS FROM
 DISCONTINUED
  OPERATIONS                   --            --             --       (404,633)
                     ------------   -----------    -----------    -----------


NET LOSS             $         --   $    (6,000)   $   (22,234)   $  (461,087)
                     ============   ===========    ===========    ===========

LOSS PER SHARE       $      (0.00)  $     (0.00)   $     (0.01)   $     (0.33)
                     ============   ===========    ===========    ===========

WEIGHTED AVERAGE
 SHARES OUTSTANDING     2,542,500     2,074,500      1,942,500      1,396,081
                     ============   ===========    ===========    ===========


    The accompanying notes are an integral part of these financial statements

                     Desert Springs Acquisition Corporation
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
             From Inception, of the Development Stage On July 1,1991
                              through June 30, 1999


                                                     Common Stock                 Additional
                                               -------------------------            Paid-in         Accumulated
                                               Shares             Amount            Capital            Deficit
                                               ------             ------          ----------        -----------
Balance on June 30, 1991                       690,500          $      69          $ 404,564          $(404,633)

Contributions from
 shareholders                                       --                 --                624                 --

Net loss for the year
 ended June 30, 1992                                --                 --                 --               (624)

Contributions from
 shareholders                                       --                 --                624                 --

Net loss for the year
 ended June 30, 1993                                --                 --                 --               (624)
                                             ---------          ---------          ---------          ---------
Balance on June 30, 1993                       690,500                 69            405,812           (405,881)

Contributions from
 shareholders                                       --                 --                624                 --

Net loss for the year
 ended June 30, 1994                                --                 --                 --               (624)
                                             ---------          ---------          ---------          ---------
Balance on June 30, 1994                       690,500                 69            406,436           (406,505)

Contributions from
 shareholders                                       --                 --              1,210                 --

Net loss for the year
 ended June 30,1995                                 --                 --                 --             (1,314)
                                             ---------          ---------          ---------          ---------
Balance on June 30, 1995                       690,500                 69            407,646           (407,819)

Stock issued for services (Note 3)           1,252,000                125             12,395                 --

Net loss for the year ended
 June 30, 1996                                      --                 --                 --            (25,034)
                                             ---------          ---------          ---------          ---------
Balance on June 30, 1996                     1,942,500                194            420,041           (432,853)

Net loss for the year ended
 June 30, 1997                                      --                 --                 --            (22,234)
                                             ---------          ---------          ---------          ---------
Balance on June 30, 1997                     1,942,500                194            420,041           (455,087)

Stock issued for services (Note 3)             600,000                 60              5,940                 --

Net loss for the year ended
 June 30, 1998                                      --                 --                 --             (6,000)
                                             ---------          ---------          ---------          ---------
Balance on June 30, 1998                     2,542,500                254            425,981           (461,087)

Net loss for the year ended
 June 30, 1999                                      --                 --                 --                 --
                                             ---------          ---------          ---------          ---------
Balance on June 30, 1999                     2,542,500          $     254          $ 425,981          $(461,087)
                                             =========          =========          =========          =========


    The accompanying notes are an integral part of these financial statements

                     Desert Springs Acquisition Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                      From
                                                                                                Inception of the
                                                   For the Years Ended                         development stage
                                                        June 30                                 on July 1, 1991
                                             -----------------------------                          Through
                                               1999              1998                 1997       June 30, 1999
                                             -----------       -----------       ------------  -----------------
Cash Flows From Operating Activities

  Net lncome/ (loss)                         $        --       $    (6,000)      $    (22,234)      $(56,454)
  Less non-cash items:

   Stock issued for services                          --             6,000                 --         18,520
   Increase in accounts payable                       --                --             22,234         34,852
                                             -----------       -----------       ------------       --------

     Net Cash Provided (Used) by
      Operating Activities                            --                --                 --         (3,082)
                                             -----------       -----------       ------------       --------

Cash Flows from Investing Activities

     Net Cash Provided (Used) by
      Investing Activities                            --                --                 --             --
                                             -----------       -----------       ------------       --------

  Cash Flows from Financing Activities


    Contributions by Shareholders                     --                --                 --          3,082
                                             -----------       -----------       ------------       --------

     Net Cash Provided (Used) by
      Financing Activities                            --                --                 --          3,082
                                             -----------       -----------       ------------       --------


     Net Change in Cash                               --                --                 --             --
                                             -----------       -----------       ------------       --------

Cash and Cash Equivalents at
 Beginning of Period                                  --                --                 --             --
                                             -----------       -----------       ------------       --------

Cash and Cash Equivalents at
 End of Period                               $        --       $        --       $         --       $     --
                                             ===========       ===========       ============       ========

Supplemental Cash Flow Information:
  Cash Paid For:
   Interest                                  $        --       $        --       $         --       $     --
                                             ===========       ===========       ============       ========
   Income Taxes                              $        --       $        --       $         --       $     --
                                             ===========       ===========       ============       ========

    The accompanying notes are an integral part of these financial statements

                     Desert Springs Acquisition Corporation
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 1999 and 1998

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

          d.   Earnings (Loss) Per Share

               The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                     Desert Springs Acquisition Corporation
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 1999 and 1998

NOTE 1 -  Summary of Significant Accounting Policies (Continued)

          e.   Provision for Income Taxes

               No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $461,087 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, Per
          FASB 109 the potential tax benefits of the loss carryforward are offset by the valuation of the same amount.

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

               On September 18, 1995, the Company entered a financial service agreement with Traders Exchange, Inc., James Bartel and Polyandrous Trading Group, Inc. whereby these consultants will provide various services for stock at a rate of $.01 per share. 1,252,000 shares were issued during 1996 valued at $12,520.

               On March 1, 1998, the Company issued 600,000 shares of common stock at a rate of $.01 per share in exchange for $6,000 in services.

                     Desert Springs Acquisition Corporation
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 1999 and 1998

NOTE 4 -  Development Stage Company

               The  Company  is  a  development  stage  company  as  defined  in
          Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge or assets to acquire, in order to generate significant operations.

NOTE 5 -  Related Party Transactions

               James Bartel, an officer of the Company, has paid for various expenses of the Company in the amount of $7,551. A payable currently exists to Mr. Bartel in the same amount.

               As described in Note 3, James Bartel, an officer and major shareholder has entered into a financial service agreement with the Company. During 1996, Mr. Bartel received 400,000 shares for the services provided under this agreement.