Form 10QSB
period 1999-09-30
DESERT SPRINGS ACQUISITION CORP
filed 1999-10-04
CIK 810932

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1999

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

Yes [] No [x] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 1999, the number of shares outstanding of the Registrant's Common Stock was 2,542,500.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements for the Quarter ended September 30, 1999.

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


                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement


Exhibit F        Financial Statements (Un-Audited) September 30, 1999

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Qsb Report for the Quarter ended September 30, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


September 30, 1999


                        Desert Springs Acquisition Corp.
                             A COLORADO CORPORATION




                                       by





 /S/                                                                        /S/
-----------------------------------           ---------------------------------
James L. Bartel                                               Mitchell Milgaten
PRESIDENT/DIRECTOR                                          SECRETARY/TREASURER

                                    Exhibit F

           UN-AUDITED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1999

                        DESERT SPRINGS ACQUISITION CORP.
                           BALANCE SHEETS (UNAUDITED)
                for the fiscal years ended June 30, 1999 and 1998
                  and for the quarter ended September 30, 1999


                                                                                        June 30
                                                              September 30,   ----------------------------
                                                                  1999            1999            1998
                                                              ------------    ------------    ------------
                                     ASSETS

CURRENT ASSETS

           Total Current Assets                               $        -0-    $        -0-    $        -0-


TOTAL ASSETS                                                  $        -0-    $        -0-    $        -0-
                                                              ============    ============    ============


                       LIABILITIES & STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

     Accounts Payable                                               68,633          27,301          27,301

     Accounts Payable - Related Party                         $      7,551    $      7,551    $      7,551
                                                              ------------    ------------    ------------

Total Liabilities                                                   76,184          34,852          34,852
                                                              ------------    ------------    ------------

STOCKHOLDERS' EQUITY

     Common Stock, $.0001 par value; authorized 500,000,000
        shares; issued and outstanding, 1,942,500 shares
        and 2,542,500 shares                                           254             254             254

     Additional Paid In Capital                                    425,981         425,981         425,981

     Accumulated Surplus (Deficit)                                (502,419)       (461,087)       (461,087)
                                                              ------------    ------------    ------------

Total Stockholders' Equity                                         (76,184)        (34,852)        (34,852)
                                                              ------------    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $        -0-    $        -0-    $        -0-
                                                              ============    ============    ============


        Desert Springs Acquisition Corp. o FORM 10-Q o page 6 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                for the fiscal years ended June 30, 1999 and 1998
                  and for the quarter ended September 30, 1999




                                                             June 30
                                    September 30,   -------------------------
                                         1999           1999          1998
                                     -----------    -----------   -----------

Revenues                             $       -0-    $       -0-   $       -0-
                                     -----------    -----------   -----------

Expenses; General & Administrative        41,332            -0-         6,000
                                     -----------    -----------   -----------

Net Loss from Operations                 (41,332)           -0-        (6,000)

Net Income (Loss)                    $   (41,332)   $       -0-   $    (6,000)
                                     ===========    ===========   ===========

Loss per Share                       $   (0.0163)   $   (0.0000)  $   (0.0027)
                                     ===========    ===========   ===========

Weighted Average
    Shares Outstanding                 2,542,500      2,242,500     2,242,500
                                     ===========    ===========   ===========





        Desert Springs Acquisition Corp. o FORM 10-Q o page 7 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on July 1, 1991, for the fiscal years ended June 30, 1992 through 1999
                  and for the quarter ended September 30, 1999

                                                                             Additional      Accumulated      Total Stock-
                                                Common            Par         Paid-In          Equity      holders' Equity
                                                 Stock           Value        Capital         (Deficit)        (Deficit)
                                             -------------   ----------   --------------   -------------   --------------

    Balance on June 30, 1991                       690,500    $      69    $     397,728    $   (404,633)   $         -0-

    Contributions from Shareholders                                                  624

    Net Loss during the fiscal year
    ended June 30, 1992                                                                             (624)

    Contributions from Shareholders                                                  624

    Net Loss during the fiscal year
    ended June 30, 1993                                                                             (624)
                                             --------------   ----------   --------------   -------------   --------------
    Balance at June 30, 1993                       690,500           69          405,812        (405,881)             -0-

    Contributions from Shareholders                                                  624

    Net Loss during the fiscal year
    ended June 30, 1994                                                                             (624)
                                             --------------   ----------   --------------   -------------   --------------
    Balance at June 30, 1994                       690,500           69          406,436        (406,505)             -0-

    Contributions from Shareholders                                                1,210

    Net Loss during the fiscal year
    ended June 30, 1995                                                                           (1,314)
                                             --------------   ----------   --------------   -------------   --------------
    Balance at June 30, 1995                       690,500           69          407,646        (407,819)            (104)

    Shares Issued for Services Rendered          1,252,000          125           12,395

    Net Loss during the fiscal year
    ended June 30, 1996                                                                          (25,034)
                                             --------------   ----------   --------------   -------------   --------------
    Balance at June 30, 1996                     1,942,500          194          420,041        (432,853)         (12,618)

    Net Loss during the fiscal year
    ended June 30, 1997                                                                          (22,234)
                                             --------------   ----------   --------------   -------------   --------------
    Balance at June 30, 1997                     1,942,500          194          420,041        (455,087)         (34,852)

    Shares Issued for Services Rendered            600,000           60            5,940

    Net Loss during the fiscal year
    ended June 30, 1998                                                                           (6,000)
                                             --------------   ----------   --------------   -------------   --------------
    Balance at June 30, 1998                     2,542,500          254          425,981        (461,087)         (34,852)

    Balance at June 30, 1999                     2,542,500          254          425,981        (461,087)         (34,852)
                                             --------------   ----------   --------------   -------------   --------------

    Net Loss during the fiscal year
    ended June 30, 1998                                                                          (41,332)

    Balance at June 30, 1999                     2,542,500          254          425,981        (502,419)         (76,184)
                                             ==============   ==========   ==============   =============   ==============


        Desert Springs Acquisition Corp. o FORM 10-Q o page 8 of 9 pages

                        DESERT SPRINGS ACQUISITION CORP.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                for the fiscal years ended June 30, 1999 and 1998
                  and for the quarter ended September 30, 1999




                                                              June 30
                                       September 30,  -------------------------
                                           1999          1999          1998
                                        -----------   -----------   -----------

Operating Activities

   Net Income (Loss)                    $   (41,332)  $       -0-   $    (6,000)

   Stock Issued for Services                                  -0-         6,000
   Increase in Accounts Payable              41,332
                                        -----------   -----------   -----------

Net Cash from Operations
Investing Activities
Financing Activities

   Contributions by Shareholders

Net Cash Provided (Used)
 by Financing Activities

Increase (Decrease) in Cash             $       -0-   $       -0-   $       -0-
                                        ===========   ===========   ===========






        Desert Springs Acquisition Corp. o FORM 10-Q o page 9 of 9 pages