Form 10KSB
period 1999-12-31
IDIAL NETWORKS INC
filed 2000-03-31
CIK 810932

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                       Commission File Number: 33-12029-D

                              iDial Networks, Inc.

              (Exact name of Company as specified in its charter)

                                    formerly

                        Desert Springs Acquisitions, Inc.

Nevada                                                               84-1043258
(Jurisdiction of Incorporation)            (I.R.S. Employer Identification No.)

16990 Dallas Parkway Suite 106, Dallas, Texas                             75248
(Address of principal executive offices)                              (Zip Code)

Company's telephone number, including area code:    (972) 818-1058

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Yes[X] No[] (Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

Not[] (Indicate by check mark whether if disclosure of delinquent filers ('229.405) is not and will not to the best of the Company's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of December 31, 1999, the aggregate number of shares held by non-affiliates was approximately 15,465,133 shares. Due to the limited market for the Company's securities, no estimate is being supplied herewith of the market value for such securities.

As of December 31, 1999, the number of shares outstanding of the Company's Common Stock was 18,542,500.

                                              Exhibit Index is found on page 17







                                     PART I

                         Item 1. Description of Business.



(a) Historical Information. Desert Springs Acquisition Corp. ("We", "Our", "Us" and sometimes the "Company") is a Colorado corporation (formerly Bartel Financial Group, Inc) (BFG Colorado) organized October 3, 1986, as WTS III Capital Corporation ("WTS"). WTS conducted a public offering of its securities pursuant to a Registration Statement filed with the Denver Regional Office of the Securities and Exchange Commission ("SEC") which was effective on August 11, 1987, under the Securities Act of 1933. The offering closed after receipt of the maximum proceeds of $300,000. On October 7, 1987, WTS acquired 100% of Bartel Financial Group, Inc. ("BFG Utah"), a Utah Corporation in transaction commonly characterized as a "reverse acquisition".

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

On September 18, September 28, and October 7, 1995, respectively, we entered into certain Financial Service Agreements. Attention is directed to the Exhibits furnished with Quarterly Report on Form 10-Q dated September 30, 1995, December 31, 1995 and March 31, 1996. These agreements were the subjects, respectively, of three successive filings resulting in the Registration of 1,252,000 shares of common stock on Form S-8, pursuant to the Securities Act of 1933. No change of control of the Company resulted from the registration or disposition of the Securities registered on Form S-8.

(b) The Reorganization. On December 23, 1999, we completed a reverse merger with iDial Networks Inc., formerly Woodcomm International Inc., an Internet based Telephony Services company. The Company subsequently changed its name to iDial Networks, Inc. and changed its symbol to IDNW.

(c) Summary of Significant Events following Reorganization. As a result of the foregoing transactions, as of the date of this Annual Report, the Company had a single class of securities, namely common equity voting stock, 50,000,000 shares (of par value $0.001) authorized; of which 18,542,500 shares were issued and outstanding.

(d) The Business of Company and its Subsidiaries. We are an established Application Service Provider (ASP) of Internet Protocol (IP) Telephony communications. Through a reverse merger in December 1999, we became publicly traded with the symbol (OTCBB:IDNW). Our web address is www.iDialnetworks.com

We compete in a business sector known as Voice Over IP (VoIP), which is experiencing explosive growth and is projected to reach $60 billion in revenues by 2005, according to Ovum Research. The Internet phenomenon continues, with International Data Corporation projecting nearly 400 million global users by the end of 2002. E-Marketer estimates that 9.4 billion e-mail messages are delivered daily, and TeleGeography projects the international long distance market to grow to $79 billion by the end of 2001, comprised of 143 billion minutes of LD calls. All these factors have enabled the more efficient VoIP technology to begin to change the face of global communications.

The Company has integrated the economics of VoIP technology with the convenience of conventional telephony to enable web initiated telephone services. With this iDial technology, we are able to offer consumers and businesses telephony services at costs approaching the wholesale rates of carriers. Unlike some competitors who offer PC to phone services, iDial's web based services are provisioned via the Internet but all calls are made phone to phone. The majority of PC owners does not have microphones and telephony software and thus prefer the more familiar telephone for verbal communications. When the market dictates, iDial will offer PC to Phone and PC to PC telephony services.

The Company delivers high-quality traditional and VoIP telephony services to consumers and businesses, with the following benefits:

Low Cost. Telephone calls are a fraction of the cost of traditional Long distance service.

High Voice Quality. We offer high voice quality by integrating traditional telephony and packet-switching technologies.

Ease of Use and Access. Designed for convenience and ease of access From anywhere in the world, an internet connection and a standard Internet browser such as Netscape or Microsoft Internet Explorer is all that is required. Lacking an Internet connection, the customer may dial a toll-free or local access number from any telephone or fax machine in the US to access our network as well.

One-Click Online Calling. iDial services enable users to speak with anyone worldwide with a single click of a button. On-line retailers could use this technology to connect customers to sales
Representatives when browsing their web sites and increase the likelihood of consummating the on-line sale.

Reliable/flexible Service. The technologically advanced design allows for the expansion of the network capacity by the simple addition of switches, and the ability to seamlessly reroute traffic if problems arise.

Ease of Payment and Online Account Access. iDial customers are able to make calls by opening a prepaid account using credit cards, wire transfers or checks, and can access their accounts via the Internet to View their call history, account balances, or to increase their prepaid amounts.

Customer Support. The Company offers real-time customer support in multiple languages, and the integrated billing and call management system provides service representatives with immediate access to customer accounts.

(1) Product Description

The Company currently offers traditional prepaid phone cards and VoIP services based on iDial technology under the following brand names for which various trade and service marks are registered.

NetPhoneCard - Web initiated worldwide phone calls with US dial tone and low tariffs.

SendaCall - Prepaid calls sent within a virtual greeting card by e-mail to recipients anywhere in the world, allowing recipient to place free call to sender.

Phone-Me-Now - An iDial e-commerce tool. A Phone-Me-Now button is placed on a website that allows a customer to initiate a call to his phone from a representative of the company that is hosting the site.

CellPhoneCard - Based upon ANI recognition of a subscriber's cellular phone, subscribers benefit from low international tariffs when nationwide calling is included in the subscriber's cellular rate plan.

HomePhoneCard - Based upon ANI recognition of a subscriber's home phone, low international tariffs available with a local access number.

CheapPhoneCard - Internet purchased phone cards for USA usage.

The company has additional VoIP products and services in development, targeting specific business to business markets, as well as consumers. They include:

Conference Calling with up to 8 participants

Low cost International callback service for Internet users outside the USA.

Web based International Call Center for use by iDial Call Center
Agents who will have complete virtual call center capabilities from their web connection allowing web based call setup, billing and reporting.

Free PC to PC calls with H.323 compliant technologies like Microsoft NetMeeting, and marginal fees to phones worldwide.

Service to Residential and Business customers throughout the US on a direct, post paid and billed to your credit card service.

(2) Growth Strategy

While a large number of VoIP companies have been formed in recent years, most focus on the build out and development of international VoIP networks in the effort to capture an ever shrinking high margin revenue base. Little attention has been given to domestic VoIP with bundled service offerings. The Company believes that in this very competitive landscape, offering many voice and data transmission options, leasing time (or purchasing minutes) on VoIP networks will quickly become a commodity business, as the various competitors whittle margins to gain growth and market share. It is imperative to not only offer a quality, nationwide network but to also be an aggressive marketing organization seeking to provide value added products and services.

The Company intends to leverage its position in the Internet telephony market to make communications services readily available worldwide. Its strategy includes the following key elements:

1) Drive Usage through Resellers and Strategic Partners. The Company will promote its services through direct sales and marketing and through relationships with resellers and leading Internet hardware, software and content companies. A primary strategy is to offer flat rate global long distance service to cable subscribers in a partnership with leading cable operators.

2) Pursue Multiple Sources of Revenue. In addition to minutes-based revenue, the Company intends to pursue new Web-based revenue opportunities from banner and audio advertising.

3) Enhance Brand Recognition. The Company intends to strengthen and enhance its brand recognition by cooperatively marketing its Internet telephony services with leading companies in other market segments.

4) Provide Unique VoIP Products and Services for Business to
Business. The Company's current suite of VoIP products will greatly enhance the e-commerce companies.

Many e-commerce sites have discovered the necessity of having a customer service representative talk with potential buyers. However, traditional 800 numbers are still relatively expensive, and require some effort on the part of the buyer to initiate the call. With iDial's "Phone-me-now" technology, a simple click of a button will connect the buyer with the seller's representative at very low rates. To further lower operating costs, the Company is exploring joint ventures with customer service centers in English speaking countries where wages are lower, and thus customer service becomes more affordable to e-commerce.

(3) Technical Support

The Company's network operations center is located at its corporate headquarters in Dallas, with gateway equipment also located in Los Angeles to serve the Asian market. Customer service is provided in several languages. As the Company increases its services and minutes sold, it plans to install additional equipment in appropriate sites. The first stage of network expansion projects gateways in New York and Miami, in addition to the Los Angeles facility. The Company will lease existing capacity in other locations until such time as sufficient business is generated to warrant Company owned switching equipment.

The Company has deployed VoIP technology with leading manufacturers such as Cisco Systems and Clarent, and contracts for carriage with major Internet backbone suppliers such as Quest and Pacific Gateway. The Company engineering staff consists of five software developers located at the Company's 90% owned Technology Center in Sri Lanka, as well as two Dallas based technicians.

(4) Proprietary Technology

The Company uses a combination of its own proprietary software applications and commercially available licensed technology to conduct Internet and telephone routing operations.

The Company has developed proprietary software which permits a customer to purchase a virtual calling card on the Web site using a credit card and to have the virtual calling card account activated while on the Web site. Also proprietary are various credit and fraud management applications which aid in checking credit and limiting fraudulent transactions. Additionally, the Company has developed proprietary software that allows for the real-time provisioning of customers on the network using a credit card and have immediate access to multiple accounts and services serving the wireless and residential/soho markets.

(e) Financing Plans. For information, please see Item 6 of Part II MANAGEMENT'S DISCUSSION AND ANALYSIS

(f) Government Regulation. Congress has recently adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. In addition, federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. Increased regulation of the Internet may decrease its growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, results of operations and financial condition.

The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations may include requirements that companies establish certain procedures to disclose and notify users of privacy and security policies, obtain consent from users for certain collection and use of information and to provide users with the ability to access, correct and delete personal information stored by the Company. These regulations may also include enforcement and redress provisions. There can be no assurance that we will adopt policies that conform to any regulations adopted by the FTC. Moreover, even in the absence of those regulations, the FTC has begun investigations into the privacy practices of companies that collect information on the Internet. One investigation resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the principles noted above. We may become subject to a similar investigation, or the FTC's regulatory and enforcement efforts may adversely affect the ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide highly targeted opportunities for advertisers and electronic commerce marketers. Any of these developments would materially adversely affect our business, results of operations and financial condition.

The European Union has adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, citizens of the European Union are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, affect United States companies that collect information over the Internet from individuals in European Union member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. In particular, companies with offices located in European Union countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. The directive does not, however, define what standards of privacy are adequate. As a result, the directive may adversely affect the activities of entities such as us that engage in data collection from users in European Union member countries.

State Laws. Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. Changes to existing laws or the passage of new laws intended to address these issues could reduce demand for our services or increase the cost of doing business.

In addition, because our services are accessible worldwide, and we facilitate the sale of goods to users worldwide, other jurisdictions may claim that we are required to comply with their laws. We are qualified to do business in California, Colorado and Texas only, and failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, financial condition and operating results.

Sales Taxes. We do not currently collect sales or other similar taxes for virtual calling cards or other services sold through our Web site, other than for virtual calling cards sold to Texas residents. However, one or more states may seek to impose sales tax or similar collection obligations on out-of-state companies, such as ours, which engage in Internet commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of online commerce, and could adversely affect our opportunity to derive financial benefit from such activities. Moreover, a successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the sale of virtual calling cards or services on our system could have a material adverse effect on our operations.

Legislation imposing a moratorium on the ability of states to impose taxes on Internet-based transactions was passed by the United States Congress last year. The tax moratorium will be in effect only for three years. The same legislation that imposed the moratorium also established an Advisory Commission to consider methods by which states could impose sales taxes on Internet transactions. If the moratorium expires at the end of its three-year term, there can be no assurance that the moratorium will be renewed at the end of such period. Failure to renew the moratorium could allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could have a material adverse effect on our business, financial condition and operating results.

(g) Competition. The long distance telephony market and, in particular, the Internet telephony market, is highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in the market include price, quality of service, breadth of geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our ability to market our Internet telephony services. One of our key competitive advantages is the ability to route calls through Internet service providers, which allows us to bypass the international settlement process and realize substantial savings compared to traditional telephone service. Any change in the regulation of an Internet service provider could force us to increase prices and offer rates that are comparable to traditional telephone call providers.

We believe that the primary competitive factors determining success in the Internet and IP communications market are: quality of service, the ability to meet and anticipate customer needs through multiple service offerings, responsive customer care services, and price.

Future competition could come from a variety of companies both in the Internet and telecommunications industries. These industries include major companies who have greater resources and larger subscriber bases than we have, and have been in operation for many years. We also compete in the growing market of discount telecommunications services including calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, focusing initially on instant messaging, although we expect them to begin to provide PC-to-phone services.

Internet and IP Telephony Providers. Many companies provide, or are planning to provide, certain portions of the complete communications solution we offer, including Net2Phone, Delta Three, Gric, iBasis, Jens Corporation, JFAX.COM, GlocalNet and Poptel.

Traditional Telecommunications Carriers. Several traditional telecommunications companies, including industry leaders such as AT&T, Sprint, Deutsche Telekom, MCI WorldCom and Qwest Communications International have recently announced their intention to offer enhanced Internet and IP communications services in both the United States and internationally. All of these competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of services, stronger name recognition and customer loyalty, well-established relationships with many of our target customers, and an existing user base to which they can cross-sell their services.

With respect to prepaid calling cards, we compete with many of the largest telecommunications providers, including AT&T, MCI WorldCom, Cable & Wireless and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. We also compete with smaller, emerging carriers in the prepaid calling card market, including Destia Communications, Inc., RSL Communications, IDT Corp., Pacific Gateway Exchange, Inc., FaciliCom International, LLC, WorldQuest Networks, Inc. and PRIMUS Telecommunications Group, Incorporated. We may also compete with large operators in other countries. These companies may have larger, more established customer bases and other competitive advantages. Deregulation in other countries could also result in significant rate reductions. We believe that additional competitors will be attracted to the prepaid card market. These competitors include Internet-based service providers and other telecommunications companies. Competition from existing or new competitors could substantially reduce our revenues from the sale of these cards. A general decrease in telecommunication rates charged by international long distance carriers could also have a negative effect on our operations.

In addition, we compete in the market for Internet telephony services with companies that produce software and other computer equipment that may be installed on a user's computer to permit voice communications over the Internet. Current Internet telephony products include VocalTec Communications, Ltd.'s Internet Phone, QuarterDeck Corporation's WebPhone and Microsoft's NetMeeting. Also, a number of large companies, including Cisco Systems, Inc., Lucent Technologies, Inc., Northern Telecom Limited, Nuera Communications and Dialogic Corp. offer or plan to offer server-based Internet telephony products. These products are expected to allow communications over the Internet between parties using a multimedia PC and a telephone and between two parties using telephones.

(h) Planned Acquisitions. There are no planned acquisitions.

(i) Employees. As of January 31, 2000, we employed 15 full-time and 10 part-time employees. None of our employees are covered by collective bargaining agreements.

(j) Year 2000. We have not experienced any "Year 2000" technical or computer deficiencies to date, however, there may be future Y2K compliance problems for our vendors or suppliers that may indirectly effect the productivity of our Company.

Item 2. Facilities.


We maintain our executive offices at 16990 Dallas Parkway Suite 106, Dallas, Texas 75248. The facilities are used for software development. The office size is 2,666 square feet.






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

PART II

Item 5. Market for Common Equity and Stockholder Matters.


(a) Market Information. The Company has one class of securities, Common Voting Equity Shares ("Common Stock"). As of the date of this Annual Report, the securities of the Company may be traded over the counter, but the market is young and sporadic. Quotations for, and transactions in the Securities so traded are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to "short selling", sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold "short".

Of the Company's issued and outstanding 18,542,500 shares of Common Stock as of December 31, 1999, all shares, subject to an exception for the 3,077,367 shares owned by affiliates of the Company, might be presently sold in compliance with Rule 144, in brokerage transactions, at such time as there may be trading in the common stock of this Company. Rule 144 provides among other things and subject to certain limitations that a person holding "Restricted Securities" for a period of two years, who is not an affiliate of the Company, may sell those securities, free of restriction in brokerage transactions. Further, shares issued pursuant to 1933 Act Registration, again subject to exceptions for affiliate ownership, are not "Restricted Securities" and are freely tradeable in brokerage transaction. Affiliates are permitted by Rule 144 to sell affiliate-owned securities (Restricted Securities held for more than one year and Registered Affiliate Control Securities however long held) in limited amounts. Possible or actual sales of the Company's Common Stock under Rule 144 or otherwise might have a depressive effect upon the price of the Company's Common Stock, at such time, if and when the common stock of this Company might be tradeable in brokerage transactions.

(b) Holders. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 1999 was 723.

(c) Dividends. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future. No other dividends have been paid or declared by the Company and none are anticipated.

(d) Sales of Unregistered Common Stock 1999. None


(e) Market Information. Our Common Stock is quoted Over-The-Counter on the Bulletin Board ("OTCBB"). The Company's trading symbol is IDNW.



Period ...................................            High bid           Low bid
1st 1999 .................................               1.00               0.05
2nd 1999 .................................               1.05               0.10
3rd 1999 .................................               1.37               0.20
4th 1999 .................................               1.87               0.20

The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

                             Item 6. Selected Financial Data.

     The following information is provided as of the Date of this Report:

December 31                               1999            1998            1997             1996               1995
------------------------------------------------------------------------------------------------------------------
Total Assets                           617,537               0               0                0                 0
Revenues                             1,575,826               0               0                0                 0
Operating Expenses                     657,229           6,000          22,234           25,034             1,314
Net Earnings or (Loss)                (560,760)         (6,000)        (22,234)         (25,034)           (1,314)
Per Share Earnings or (Loss)             (0.04)          (0.00)          (0.01)           (0.02)            (0.00)
Average Common Shares Outstanding   14,211,267       2,074,500       1,942,500        1,942,500           690,500








         Item  7.  Management's   Discussion  and  Analysis  of  Financial
                       Condition and Results of Operations.

(a)  Plan of Operation for the next twelve months.

In December 1999, Desert Springs Acquisition Corporation (DSAC) acquired all of the issued and outstanding shares of Woodcomm International, Inc. in exchange for 15,316,000 shares of common stock of DSAC. For financial reporting purposes the business combination was accounted for as a reverse acquisition with WCI as the acquirer. The historical financial statements prior to the merger are those of WCI.

The Company provides Internet-based voice telecommunication to customers around the world.

(b)  Liquidity and Capital Resources

The Company used cash in operations of $33,400 compared to cash used in operations of $8,040 for 1998. This is primarily due to net losses offset by increases in accounts payable and accounts receivable.

The Company has primarily funded investing activities through the issuance of long-term debt and advances from Member. The Company is currently exploring other financing alternatives.

Year ended 1999 compared to 1998

The Company's recorded loss for the year ended 1999 was $560,760 compared to $201,447 for the year ended 1998. This $359,313 increase in the loss was comprised of an increase in sales and gross margin significantly offset by an increase in general and administrative expenses of $461,927 and an increase in interest expense of $72,685.

The $1,050,893 increase in sales was due to an increase in products being offered as well as an increase in the overall customer base. Throughout 1998 and most of 1999, the majority of the Company's sales were to one customer. The terms of this relationship allowed for minimal gross margins on sales. Late in 1999, the Company expanded its customer base as well as its product mix. Along with the typical Internet-based telecommunication service offered through third parties, the Company began selling phone cards and offering web-based service. This created more opportunity for sales as well as an increase in gross margin.

The increase in general and administrative expense is primarily attributable to an increase of approximately $200,000 in consulting and professional fees incurred in connection with the reorganization. Approximately $150,000 of an increase in depreciation expense due to the increase in fixed assets and an increase of approximately $150,000 in salaries.


                              iDIAL NETWORKS, INC.

                              Financial Statements
                                       and
                          Independent Auditors' Report
                           December 31, 1999 and 1998
                              iDIAL NETWORKS, INC.





                                Table of Contents


                                                                 Page

Independent Auditors' Report.................................... F - 1

Financial Statements

      Balance Sheets............................................ F - 2

      Statement of Accumulated Deficit.......................... F - 3

      Statements of Operations and Accumulated Deficit.......... F - 4

      Statements of Cash Flows.................................. F - 5

Notes to Financial Statements................................... F - 6

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders iDial Networks, Inc.
Dallas, Texas


We have audited the accompanying balance sheet of iDial Networks, Inc as of December 31, 1999 and 1998, and the related statements of operations, accumulated deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iDial Networks, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's history of operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                         /s/ Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC
March 6, 2000
Denver, Colorado
                              iDIAL NETWORKS, INC.

                                 Balance Sheets


                                                                  December 31,
                                                             ------------------------
                                                                1999          1998
                                                             ---------      ---------

                                   Assets
Current assets
   Cash ................................................     $  11,481      $ 118,493
   Accounts receivable - trade .........................        26,614         87,149
   Receivable (Note 7) .................................       100,000           --
                                                             ---------      ---------
      Total current assets .............................       138,095        205,642

Property and equipment, net (Note 2) ...................       255,587        353,914

Other assets
   Intangibles .........................................       215,000           --
   Deposits ............................................         8,855         11,009
   Loan origination costs, net of accumulated
    amortization  of $1,235 ............................          --           16,765
                                                             ---------      ---------

Total assets ...........................................     $ 617,537      $ 587,330
                                                             =========      =========

                   Liabilities and Stockholders' Deficit
Current liabilities
   Current portion of long-term debt (Note 3) ..........     $  96,416      $  10,252
   Advances from stockholder's (Note 5) ................       119,100        186,844
   Accounts payable ....................................       347,445        175,221
   Accrued consulting fees (Note 4) ....................        55,000           --
   Accrued wages .......................................        25,000         40,000
   Accrued interest ....................................          --           17,969
                                                             ---------      ---------
      Total current liabilities ........................       642,961        430,286

Long-term debt, net of current portion (Note 3) ........       148,385        450,793
                                                             ---------      ---------
      Total liabilities ................................       791,346        881,079

Commitments and contingencies (Notes 3 and 4)

Equity (Note 7)
Common stock, $.01 par value, 100,000,000
 shares authorized, 18,542,500 shares issued ...........       185,425           --
 and outstanding
Additional paid in capital .............................       495,575           --
Members' capital .......................................          --              300
Accumulated deficit ....................................      (854,809)      (294,049)
                                                             ---------      ---------
      Total stockholders' equity deficit ...............      (173,809)      (293,749)
                                                             ---------      ---------

Total liabilities and stockholders' deficit ............     $ 617,537      $ 587,330
                                                             =========      =========

                       See notes to financial statements.

                              iDIAL NETWORKS, INC.

                            Statements of Operations


                                                     For the Years Ended
                                                          December 31,
                                                 ------------------------------
                                                      1999             1998
                                                 ------------      ------------


Sales ......................................     $  1,575,826      $    524,933

Cost of sales ..............................        1,388,703           513,109
                                                 ------------      ------------

Gross profit ...............................          187,123            11,824

Selling, general and administrative expenses          657,229           195,302
                                                 ------------      ------------

Operating loss .............................         (470,106)         (183,478)

Interest expense ...........................          (90,654)          (17,969)
                                                 ------------      ------------

Net loss ...................................     $   (560,760)     $   (201,447)
                                                 ============      ============

Net loss per share - basic .................     $       (.04)     $       (.02)
                                                 ============      ============

Net loss per share - diluted ...............     $       (.04)     $       (.02)
                                                 ============      ============

Weighted average shares outstanding ........       14,211,267        14,211,267
                                                 ============      ============


                       See notes to financial statements.

                              iDIAL NETWORKS, INC.

                        Statement of Accumulated Deficit
                 For the Years Ended December 31, 1998 and 1999

                                          Members'            Common Stock             Additional                         Total
                                          Capital        -------------------------       Paid-in       Accumulated    Stockholders'
                                           Shares          Amount        Capital         Capital         Deficit        (Deficit)
                                         ----------      ----------     ----------     ----------      ----------      ----------
Balance December 31, 1997 ..........     $      300            --       $     --       $     --        $  (92,602)     $  (92,302)

Net loss ...........................           --              --             --             --          (201,447)       (201,447)
                                         ----------      ----------     ----------     ----------      ----------      ----------

Balance, December 31, 1998 .........            300            --             --             --          (294,049)       (293,749)

Reorganization (Note 1) ............           (300)          1,000              1            299            --              --

Issuance of common stock in
 exchange for accrued wages (Note 1)           --        11,385,000         11,300        153,700            --           165,000

Issuance of common stock for
 consulting services (Note 1) ......           --         3,930,000         40,150         22,850            --            63,000

Exchange of common stock ...........           --         2,541,500        127,124       (127,124)           --              --

Stock issued for retirement of debt
 (NOte 7) ..........................           --            85,000             850         55,250           --            56,100

Stock issued for fixed assets (Note            --           190,000          1,900        123,100            --           125,000
                                                                                                                                7)

Stock issued for intangible asset ..           --           250,000          2,500        162,500            --           165,000
 (Note 7)

Stock issued for consulting ........           --            10,000            100          6,500            --             6,600
 services (Note 7)

Stock issued for cash (Note 7) .....           --           150,000          1,500         98,500            --           100,000

Net loss ...........................           --              --             --             --          (560,760)       (560,760)
                                         ----------      ----------     ----------     ----------      ----------      ----------

Balance, December 31, 1999 .........     $     --        18,542,500     $  185,425     $  495,575      $ (854,809)     $ (173,809)
                                         ==========      ==========     ==========     ==========      ==========      ==========

                       See notes to financial statements.

                              iDIAL NETWORKS, INC.

                            Statements of Cash Flows



                                                      For the Years Ended
                                                          December 31,
                                                    ------------------------
                                                       1999           1998
                                                    ---------      ---------


Cash flows from operating activities
  Net loss ....................................     $(560,760)     $(201,447)
                                                    ---------      ---------
  Adjustments to reconcile net loss to net cash
  provided by used in operating activities
  Write off of accrued interest ...............        60,000           --
  Stock issued for consulting services ........        69,600           --
  Write off of loan acquisition costs .........        16,765           --
  Depreciation and amortization ...............       113,333         47,366
  Changes in assets and liabilities
    Accounts receivable .......................      (109,562)       (87,149)
    Accounts payable ..........................       317,224        175,221
    Accrued expenses ..........................        60,000         57,969
                                                    ---------      ---------
                                                      527,360        193,407
                                                    ---------      ---------
      Net cash used in operating activities ...       (33,400)        (8,040)
                                                    ---------      ---------

Cash flows from investing activities
  Purchase of property and equipment ..........       (26,651)       (21,535)
  Deposits ....................................         2,154        (11,009)
                                                    ---------      ---------
      Net cash used in investing activities ...       (24,497)       (32,544)
                                                    ---------      ---------

Cash flows from financing activities
  Proceeds from issuance of long-term debt ....        35,000         83,614
  Payments on long-term debt ..................       (16,371)        (1,079)
  Net (repayments to) advances from member ....       (67,744)        94,542
  Loan origination cost .......................          --          (18,000)
                                                    ---------      ---------
      Net cash (used in) provided by financing        (49,115)       159,077
                                                    ---------      ---------
      activities

(Decrease) increase in cash ...................      (107,012)       118,493

Cash, beginning of year .......................       118,493           --
                                                    ---------      ---------

Cash, end of year .............................     $  11,481      $ 118,493
                                                    =========      =========

Supplemental disclosure of cash flow information:
     Cash paid for interest was $30,654 and $0 for the years ended December 31, 1999 and 1998, respectively.

Continued on next page.

                       See notes to financial statements.



                              iDIAL NETWORKS, INC.

                            Statements of Cash Flows


Continued from previous page.


Supplemental  disclosure of noncash investing  activity:
     During the years ended December 31, 1999 and 1998, $169,601 and $378,570 of office equipment was financed by capital lease obligations.

     Prior to the reverse acquisition, 11,385,000 shares of common stock were issued to the sole stockholder in exchange for forgiveness of $165,000 of accrued wages. In addition, 3,930,000 shares of common stock were issued for $63,000 in consulting services.

     During the year ended December 31, 1999, the Company transferred common stock effecting assets and liabilities as follows:


                Description                            Fair Value
-----------------------------------------------       ------------

      Acquisition of intangible assets                 $ 215,000
      Acquisition of fixed assets                        125,000
      Settlement of notes payable                        404,474
      Impairment of equipment                           (306,246)
      Forgiveness of accounts receivable in
      connection with stock transactions                (170,097)
      Settlement of accrued interest                      77,969
      Receivable for common stock issuance               100,000



                       See notes to financial statements.

                              iDIAL NETWORKS, INC.

                          Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies

Organization and Business

In April 1999, Woodcomm, LLC was reorganized changing from an LLC to a Nevada Corporation, Woodcomm International, Inc. (WCI).

In December 1999, Desert Springs Acquisition Corporation (Desert Springs) acquired all of the issued and outstanding common shares of WCI in exchange for 15,316,000 shares of common stock of Desert Springs. For financial reporting purposes, the business combination was accounted for as an additional capitalization of the Company (a reverse acquisition with WCI as the acquirer). WCI is considered the surviving entity. The historical financial statements prior to the merger are those of WCI. Desert Springs only assets and liabilities consisted of a liability for $80,346. The liabilities were not assumed in the merger.

In January 2000, Desert Springs Acquisition Corp moved its state of incorporation to Nevada by merger of the Colorado corporation with and into iDial Networks, Inc. (a Nevada corporation). The predecessor Company, Woodcomm, LLC was established in May 1997 in the state of Nevada. The Company began commercial operations in June 1998 as a facilities-based wholesale provider of international long-distance telephone services into South East Asia from the United States.

The Company is providing Internet-based voice telecommunication to customers around the world. It operates selected communication services, including phone cards and Internet enabled telephony. The Internet triggered calls combine the flexibility of a computer (on-line billing and call records) with the low tariffs of USA based carriers via calling centers or direct from home anywhere in the world.

Continued Operations and Realization of Assets

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered losses from operations since inception, resulting in an accumulated deficit of approximately $854,809 at December 31, 1999.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                              iDIAL NETWORKS, INC.

                          Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

The Company's near and long-term operating strategies in relation to the going concern encompasses pursing several initiatives intended to increase liquidity through increased revenue. The first is to expand its current prepaid phone card business by partnering with international termination partners in high margin countries and aggressively market its products through web site and agent networks. High traffic will result in significantly lower carrier costs and thus increase margins. The second is to offer private label long distance voice IP service and other applications to cable operators and their customers. Third is to offer iDial's unique send-a-call application to e-greeting card companies which would allow the sender and recipient to be connected by telephone with a click of a button. The fourth is to offer iDial's Phone-me-now application to e-commerce whereby telephone contact would be made with the click of a button.

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable. Additionally, the Company maintains cash balances in bank deposit accounts which, at times, may exceed federally insured limits. During the year ended December 31, 1999, predominantly all of the Company's sales were generated form two companies and receivables from these companies consisted of $20,611 or 77% of total trade accounts receivable. During the year ended December 31, 1998, predominantly all of the Company's sales were generated from one company and receivables consisted of $82,614 or 95% of total trade accounts receivable.

Loan Origination Fees

The December 31, 1998 loan origination fees were direct costs incurred for the origination of loans that were deferred and amortized to interest expense using the interest method over the contractual terms of the loans. During 1999, the loan origination fees were expensed in connection with the settlement of the related debt through the transfer of common stock.

Advertising Costs

The Company expenses advertising costs as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost; equipment under capital lease is stated at the lower of fair market value or net present value of minimum lease payments at inception of the leases. Depreciation is computed using the straight-line method over the estimated useful lives or lease terms of the related assets of three to five years.

Intangible Asset

Intangible asset consists of trademarks and rights of a particular phone card and is stated at cost. Amortization is computed using the straight line over the estimated useful life other asset of five years.

                              iDIAL NETWORKS, INC.

                          Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized upon the completion of long distance telephone service based on the duration of the telephone call.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 1999, as a result of the relatively short maturity of these instruments.

The fair value of the notes payable approximate the carrying value as both the stated rate and discount rate on the notes approximate the estimated current market rate.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At December 31, 1999, the Company determined no impairment was appropriate.

Income Taxes

During 1998, the Company was organized as an LLC. No tax was paid by the LLC as each member is allocated their respective share of the Company's income or loss for the year in accordance with federal and state tax laws. Accordingly, no tax provision is included in the financial statements for the year ended December 31, 1998.

Effective April 1999, the Company was reorganized, changing from an LLC to a C Corporation. As a result, the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

                              iDIAL NETWORKS, INC.

                          Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period.

Recently Issued Accounting Pronouncements

During April 1998, Statement of Position 98-5, "Reporting in the Costs of Start-Up Activities" was issued. SOP 98-5 was required to be adopted by the first quarter of 1999. The Company had no effect on operations upon adoption of SOP 98-5.


Note 2 - Property and Equipment

Property and equipment consists of the following:

                                                         December 31,
                                                   -----------------------
                                                       1999        1998
                                                   -----------   ---------


Telephony equipment .......................          $ 137,158   $ 288,974
Computers, equipment and software..........            277,893     111,071
                                                   -----------   ---------
                                                       415,051     400,045
   Less accumulated depreciation ..........           (159,464)    (46,131)
                                                   -----------   ---------

                                                     $ 255,587   $ 353,914
                                                   ===========   =========


Note 3 - Long-Term Debt

Long-term debt consists of the following:
                                                         December 31,
                                                   -----------------------
                                                       1999        1998
                                                   -----------   ---------

Note payable,  interest at 12.9%, due in monthly
installments of approximately  $795,  commencing
July 1999 through maturity of June 2004.            $ 31,776      $     -
                              iDIAL NETWORKS, INC.

                          Notes to Financial Statements


Note 3 - Long-Term Debt (continued)
                                                         December 31,
                                                   -----------------------
                                                       1999        1998
                                                   -----------   ---------

Capital leases with monthly  installments
 totaling $3,295 including interest at
 23% and expiring December 2001 through
 August 2003. Collateralized by equipment
 with a net book value of approximately
 $178,000 and $55,000 at December 31, 1999
 and 1998, respectively.                              213,025        56,571

Various note payables  issued for acquisition of
 equipment, paid during 1999 with the issuance
 of common stock                                           -        404,474
                                                   -----------   ----------

                                                     $244,801      $461,045
                                                   ===========   ==========

Maturities of long-term debt as of December 31, 1999 are as follows:

                                      Long-Term       Capital
          Year Ending December 31,      Debt           Leases         Total
         -------------------------    ---------      ---------      ---------
                  2000                $   5,035      $ 135,869      $ 140,904
                  2001                    6,458         94,369        100,827
                  2002                    7,342         14,932         22,274
                  2003                    8,348          8,237         16,585
                  2004                    4,593           --            4,593
                                      ---------      ---------      ---------
                                         31,776        253,407        285,183
                  Less amount
                   representing
                   interest                --          (40,382)       (40,382)
                                      ---------      ---------      ---------
                                         31,776        213,025        244,801
                  Less current
                   maturities            (5,035)       (91,381)       (96,416)
                                      ---------      ---------      ---------

                                      $  26,741      $ 121,644      $ 148,385
                                      =========      =========      =========

The net book value of assets under capital lease was approximately $178,000 and $55,000 as of December 31, 1999 and 1998, respectively.


Note 4 - Commitments

The Company leases office space and furniture and equipment under operating leases which expire February 2000 through July 2002.

                              iDIAL NETWORKS, INC.

                          Notes to Financial Statements


Note 4 - Commitments (continued)

Future minimum obligations under the non-cancelable operating leases at December 31, 1999 are as follows:

      Year Ending December 31,

             2000                                   $110,320
             2001                                     74,176
             2002                                      3,155
                                                    --------

                                                    $187,651
                                                    ========

Rent expense under the operating leases was $41,954 and $30,275 for the years ended December 31, 1999 and 1998, respectively.


Note 5 - Shareholder Advance

In 1998, the Company received advances from a shareholder to fund operations. The advances are non interest bearing and payable on demand. As of December 31, 1999 and 1998, the advances from stockholder totaled $119,100 and $186,844, respectively.


Note 6 - Income Taxes

At December 31, 1999, the Company has net operating loss carryforwards of approximately $536,000 which expires in 2014.

The Company has recorded a long-term deferred tax asset for the net operating loss of approximately $208,504 at December 31, 1999, and has provided a 100% valuation allowance on the deferred tax asset due to uncertainty as to the ultimate utilization of the net operating loss carryforwards.


Note 7 - Stock Transactions

Prior to the reverse acquisition, the stockholder of WCI was issued 11,385,000 shares of common stock in exchange for $165,000 of accrued wages. Additionally, various consultants were issued common stock in exchange for services. The fair market value of the common stock on the date of these issuances was determined based on the consideration received as that amount was more readily determinable and reliably measurable than the fair market value of the common stock transferred.

                              iDIAL NETWORKS, INC.

                          Notes to Financial Statements


Note 7 - Stock Transactions (continued)

In December 1999, subsequent to the reverse acquisition, the Company issued common shares in exchange for debt, to acquire various assets and in payment of consulting services. In December 1999, the fair market value of the common stock on the date of these issuances was determined to be $.66 based on the issuance of 150,000 common shares of stock for $100,000 in December 1999.

The various stock transactions which occurred in December 1999 are as follows:

The Company issued 85,000 shares of common stock to an equipment vendor and customer in exchange for satisfaction of a note payable and related accrued interest totaling $482,443. This amount was netted with the accounts receivable balance due the Company which totaled $120,097. The related equipment's acquisition cost was reduced by approximately $306,000 as a result of this transaction.

The Company issued 250,000 shares of common stock in exchange for an intangible asset. In connection with this transaction, the Company also settled an accounts receivable balance of $50,000. The fair value of the intangible asset was determined to be $215,000 and is reflected in the accompanying financial statements.

A consultant was granted 200,000 shares of common stock in exchange for equipment with a fair value of $125,000 and consulting services. The accompanying financial statements reflect $6,600 of consulting expense and the fair value of the equipment as a result of this transaction.

In December 1999, the Company agreed to transfer 150,000 shares of common stock in exchange for $100,000. This amount was received in full in January 2000.

                    Item 8. Financial Statements and Supplementary Data.

Reference is made to Auditors Report of December 31, 1999 filed herewith. Those financial statements, attached thereto are incorporated herein by this reference as though fully set forth herein.

Please see the Exhibit Index found on page 17 of this Report.

                         Item 9. Change of Company's Auditor.


This Reorganized Corporation shall have new auditors, Ehrhardt, Keefe, Steiner & Hottman, 7979 E Tufts Ave, Suite 400, Denver Colorado 80237-24843.There has been no disagreement with any auditor about any item.

                 THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                                    PART III

Item 10. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


The Company has assembled a team of seasoned senior management, and is currently recruiting other industry veterans to fill key leadership roles. Additionally, the Company is augmenting its Board of Directors and Board of Advisors with skilled executives that can aid the growth of the Company through high level access to potential customers and strategic alliance partners.

The following table sets forth certain information as of DECEMBER 31, 1999 concerning our executive officers.



NAME                    AGE     POSITION

Mark T. Wood            40      Chairman of the Board
George V. Stein         58      CEO, President and Director (as of January 2000)
Klaus Scholz            50      Chief Operating Officer and Director
Edward J. Janusz        52      Director

Mark T. Wood, Chairman of the Board

Mark Wood has served as managing officer since the inception (May 1997) of Woodcomm International, predecessor to iDial Networks Inc. From 1996 to May 1997, Mr. Wood was Vice President and General Manager of Loxcomm America Inc., an international telecommunications company. From 1995 to 1996 he served as chief Operating Officer of WorldQuest Networks L.L.C., a Dallas, Texas-based international Internet Telecommunications company. From 1992 to 1995 B Vice President, International Sales of Intellicall, Inc. (AMEX:ICL) an international telecommunications company.


George V. Stein, became CEO, President and Director in January of 2000.

Mr. Stein is a 30-year veteran of the cable and telecommunications industry, recognized as one of the top 100 most influential executives in 1998 by CableFax Magazine. He was co-founder of Encore Media Corporation, a Liberty Media company (NYSE:LMG) that serves in excess of 50 million subscribers with a host of programming services including ENCORE and STARZ. Most recently, Mr. Stein was the founder and Chief Executive Officer of Hallmark Entertainment Networks, Inc., a Hallmark Cards company. Renamed Crown Media Holdings, Inc., (NYSE:CRWN), the company has filed an S-1 registration and will become a billion dollar cap entity upon completion of it's underwriting, led by DLJ. A Wharton MBA with brand management experience at Procter and Gamble, Mr. Stein brings a unique combination of marketing and financial skills to the VoIP industry.

Klaus Scholz, Director and Chief Operating Officer

Mr. Scholz introduced the worldwide first Internet based Payphone when he was the Managing Director of The PayPhone Co. (PPC) on behalf of the Thai conglomerate, Loxley PLC. A native of Germany, he served ten years at Hewlett Packard (Country Manager South East Europe) before moving to Asia in 1987. In Thailand, he became the Managing Director of the publicly listed Semiconductor Ventures International LTD. He joined that company as the Country Manager of the German Engineering and Certification Body TUV that cooperated with the Chinese government to improve quality and safety standards in the Taiwanese industry.

Edward J. Janusz, Director Mr. Janusz is a seasoned sales and operations executive serving the Company as a Director. Mr. Janusz is Vice President of Cap Gemini, a leading worldwide IT consulting firm serving Fortune 500 companies.


                      Item 11. Executive Compensation.
                                      None.

     Item 12. Security Ownership of Certain Beneficial Owners and Management.


                                  Common Stock

To the best of Company's knowledge and belief the following disclosure presents, as of the date of this report, December 31, 1999, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of the Company, known to or discoverable by the Company, and the total security ownership of all persons, entities and groups, known to or discoverable by Company, to be the beneficial owner or owners of more than five percent of any voting class of Company's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent. The Company has only one class of stock, namely Common Voting Equity Shares.

                       Please see table on following page



                  Security Ownership of Officers and Directors and 5% Owners

Name and Address of Beneficial Owner                 Amount and Nature          Percent of Class
                                                        of Ownership

 Mark T. Wood, Chairman of the Board
 5919 Buffridge Trail

 Dallas, TX 75252                                         3,385,000                  18.26

 George V. Stein, CEO, President, Director(1)                     0                   0.00

 Klaus Scholz, Director and COO
 19019 Preston Road, Suite 616
 Dallas, TX 75252                                         1,500,000                   8.09

 Edward J. Janusz, Director
 7 Lacewing Place

 The Woodlands, TX                                            50,00                   0.27
 ---------------------------------------------------------------------------------------------

All Officers and Directors as a Group                     4,935,000                  26.61
==============================================================================================

 Mauricio Vega III
 14910 Ridge Hill

 San Antonio, TX 78233                                    1,000,000                   5.39

 Fostures Ventures(2)
 5919 Buffridge Trail

 Dallas, TX 75252                                         8,000,000                  43.14

 REXCO

 900-609 Granville Street
 P.O. Box 10341 Pacific Centre
 Vancouver, BC V7Y 1H4 Canada                             1,530,133                   8.25
----------------------------------------------------------------------------------------------

Total Shares Issued and Outstanding                      18,542,500                 100.00
==============================================================================================

(1)  AMOUNT OF OWNERSHIP IS 2,500,000 SHARES OF MARK WOOD'S 3,385,000 ISSUED IN 2000.
(2)  FOSTERS VENTURES IS A FAMILY TRUST BENEFICIALLY OWNED BY MARK T. WOOD.


                Item 13. Certain Relationships and Related Transactions.

                                      None.

                                     PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.



     (a) Financial Statements. Reference is made to Auditors Report of December 31, 1999 filed with herewith. Those financial statements, attached as Exhibit "F" thereto are incorporated herein by this reference as though fully set forth herein.

     (b) Form 8-K Reports. A Form 8-K was filed on December 15, 1999. The Form 8-K reported the change of control of this Company, in accordance with the plan of reorganization and acquisition, dated November 30, 1999, by which this Company acquired Woodcomm International, Inc., a private Corporation, for issuance of 16,000,000 new investment shares of common stock. In addition to the change of control, certain other proposals incidental to the acquisition and change of control are were approved: (a) filing of "Shelf Registration Statement" for issuance of up to 2,000,000 shares of common stock at an offering price of not less than $3.00 per share; (b) a change of the corporate name, and change of Situs of the Corporation from Colorado to Nevada, as a part of this Reorganization, to become and be iDial Networks Inc., a Nevada Corporation, or a substantially similar name as may be available in Nevada; (c) election of the following three Directors, to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified: Mark T. Wood, Klaus Scholz, and Edward Janusz.

     (c)  Exhibits.   Please see Exhibit Index, following.





                                  Exhibit Index

                       Financial Statements and Documents

                     Furnished as a part of this Annual Report

Exhibit 1.        Articles of Amendment - Desert Springs Acquisition Corp.

Exhibit 2.        Articles of Amendment - iDial Networks, Inc.

Exhibit 3.        Articles/Certificate of Share Exchange and Merger

Exhibit F.        Audited Financial Statements - December 31, 1999.

                 Supplementary Information to be Furnished With

               Reports Filed Pursuant to Section 15(d) of the Act by
                 Companies which Have Not Registered Securities

                       Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the individual capacities and on the date indicated.

December 31, 1999.


                              iDial Networks, Inc.

                              a Nevada corporation

                                       by

/S/                                                                          /S/

Mark Wood                                                    George V. Stein
Chairman of the Board                                        President/ Director

                                    Exhibit 1

                              Articles of Amendment

                        Desert Springs Acquisition Corp.

                            ARTICLES OF INCORPORATION

                                       OF

                        Desert Springs Acquisition Corp.

Article I. The name of the Corporation is Desert Springs Acquisition Corp.

Article II. Its principal office is in the State of Nevada is 774 Mays Blvd. #10, Incline Village NV 89452. The initial resident agent for services of process at that address is N&R Ltd. Group, Inc.

Article III. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

Article IV. The corporation shall have authority to issue an aggregate of 100,000,000 shares of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $100,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

Article V. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

Article VI. The name and address of the Incorporator of the corporation is William Stocker, Attorney at Law, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624, phone (949) 248-9561, fax (949) 248-1688. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons. The Incorporator shall act as Sole Initial Director.

Article VII. The Capital Stock, after the amount of the subscription price or par value, shall not be subject to assessment to pay the debts of the corporation, and no stock issued, as paid up, shall ever be assessable or assessed.

Article VIII. The initial By-laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-laws, or adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.

I the undersigned, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day,

December 16, 1999.



/S/

William Stocker

attorney at law
Incorporator

                                    Exhibit 2

                              Articles of Amendment

                               iDial Networks Inc.

                     AMENDMENT TO ARTICLES OF INCORPORATION

                                       OF

                        Desert Springs Acquisition Corp.

(before payment of capital and issuance of stock)

We the Undersigned, Officers of Desert Springs Acquisition Corp. ("the Corporation"), incorporated on December 17, 1999, hereby certify:

The Initial Incorporator of the Corporation at a meeting duly convened and held on December 20, 1999 adopted a resolution to amend the Articles of Incorporation as Originally filed and/or amended.

The former Article One read:

Article One. The name of the Corporation is Desert Springs Acquisition Corp.

Article One is superseded and replaced as follows:

Article One. The name of the Corporation is iDial Networks, Inc.

The number of shares of the Corporation outstanding is zero, and the Incorporator is entitled to amend the Articles of Incorporation.

/S/

William Stocker
Incorporator

                                    Exhibit 3

                ARTICLES/CERTIFICATE of SHARE EXCHANGE and MERGER

                               iDial Networks Inc.

                ARTICLES/CERTIFICATE of SHARE EXCHANGE and MERGER

                                    BY WHICH

                        Desert Springs Acquisitions Corp.

                            (a Colorado corporation)

                        FIRST ACQUIRED AND EXCHANGE WITH

                           Woodcomm International Inc.

                             (a Nevada corporation)

                AND THEN MOVED ITS PLACE OF INCORPORATION TO NEVADA BY MERGER OF THE COLORADO CORPORATION WITH AND INTO

                              iDial Networks, Inc.

                             (a Nevada corporation)

                            (Colorado: CRS 7-11-107)

                            (Nevada: NRS 92A.200-230)

First, the Plans: of Reorganization and Acquisition; and of Merger:

(1) There are two transactions and two plans which together, and in order constitute the acquisition, share exchange and relocation of the resulting acquiring entity to Nevada, to join the Nevada subsidiary:

(2.1) That certain Plan of Reorganization and Acquisition, dated November 30, 1999, is attached hereto and incorporated herein by this reference as though fully set forth herein. The Colorado parent acquires a Nevada Subsidiary.

(2.2) That certain Plan of Reorganization and Merger for Change of Situs, dated January 7, 2000, is attached hereto and incorporated herein by this reference as though fully set forth herein. The former Colorado parent then moves to Nevada.

Second, information re Shareholder Action:

(2.1) A Special meeting of shareholders of the Colorado Corporation was duly called upon notice to all shareholders of record on the record date. The meeting was held on December 21, 1999. On recommendation of the Board of Directors of the Colorado Corporation, approval was given by shareholder for the afore-mentioned acquisition and subsequent move to Nevada, 99% of all shareholders entitled to vote, present and voting in favor.

(2.2) Unanimous consent by the owners of the private Woodcomm International Inc. was given to both the acquisition and subsequent move to Nevada of the resulting Colorado Parent.

(2.3) As to the new Nevada Corporation, iDial Networks, Inc., formerly and originally Desert Springs Acquisitions Corp. (of Nevada), no shareholder action was necessary, and none was possible, for the reason that no shares had been issued. This Nevada corporation was been created solely for the purpose of this change of situs to Nevada.


Third, Corporate Authority:

(3.1) The Plan of Reorganization and Acquisition and the performance of its terms by the each and all of the parties and entities mentioned therein were duly authorized by all action required by the laws under which each was incorporated or organized and by its constituent documents, to which representation each of the undersigned duly certifies and attests.

(3.2) The Plan of Reorganization and Merger for Change of Situs and the performance of its terms by each and all of the parties and entities mentioned therein were duly authorized by all action required by the laws under which each was incorporated or organized and by its constituent documents, to which representation each of the undersigned duly certifies and attests.

Fourth, Significant Provisions:

(4.1) The Colorado Corporation first acquired the private Nevada Corporation Woodcomm International Inc. as a wholly-owned subsidiary.

(4.2) The Colorado Corporation then moved to Nevada by merger with and into iDial Networks, Inc., a new Nevada Corporation (with no shares issued) created for the purpose of this merger.

Fifth, Effective Date:

(5) The exchange and the conversion of shares shall become effective at the earliest date provided or allowed by law, and not later than certification by each applicable State Official that this document has been accepted for filing and filed.

         THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

Sixth Signing:

(6) These Articles of Exchange are signed by the duly authorized Officers of the each applicable entity as follows:

Desert Springs Acquisitions Corp.                   Woodcomm International, Inc.
(a Colorado corporation)                            (a Nevada corporation)
                                                    and
                                                    iDial Networks, Inc.
                                                    (a Nevada corporation)


by                                                                     by

/S/                                                                          /S/
James L. Bartel                                                     Mark T. Wood
President                                                           President


/S/                                                                          /S/
Mitchell Milgaten                                                   Mark T. Wood
Secretary                                                           Secretary

                     Plan of Reorganization and Acquisition

                                    BY WHICH

                        Desert Springs Acquisitions Corp.

                            (a Colorado corporation)

                                  SHALL ACQUIRE

                           Woodcomm International Inc.

                             (a Nevada corporation)

This Plan of Reorganization and Acquisition is made and dated this day of November 30,1999 by and between the above referenced corporations, and shall become effective on Athe Effective Date@ as defined herein.

                            I. The Interested Parties

     A.  The Parties to this Plan

     1.  Desert Springs Acquisitions Corp. ("DSAQ"),

     2.  Woodcomm International Inc. ("WII"),


                                  II. Recitals

     A.  The Capital of the Parties:

              1. The Capital of DSAQ consists of 500,000,000 shares of common voting stock of $.0001 par value authorized, of which 2,542,500 shares are issued and outstanding.

              2. The Capital of WII consists of shares of common voting stock of $.0001 par value authorized, of which equitable ownership by its principals, nor shares having been formally issued, is expressed as 16,000,000 shares which 16,000,000 shares are treated as if issued and outstanding, for purposes of this share exchange.

B. The Background for the Acquisition: DSAQ desires to acquire WII and the shareholders of WII wish to be acquired by a public company.

C. The Boards of Directors of both Corporations respectively have determined that it is advisable and in the best interests of each of them and both of them to proceed with the acquisition by the Colorado
Corporation, in accordance with IRS '368(a)(1)(B) and (C).

D. A Majority of Shareholders of DSAQ, having approved the acquisition, this agreement was approved and adopted by the Board of Directors of DSAQ in a manner consistent with the laws of its Jurisdiction and its constituent documents, subject to ratification by all shareholders at meeting called for that purpose, expected to be held on December 21, 1999.

E. 100% of Shareholders of WII, have approved the acquisition, this agreement was approved and adopted by the Board of Directors of WII in a manner consistent with the laws of its Jurisdiction and its constituent documents.

F. No Reverse Split for 18 Months: the parties have agreed and do agree, as a material element of this Reorganization that DSAQ shall effect no reverse split of its common stock within 18 months of the effective date hereof.


                            III. Plan of Acquisition

A. Reorganization and Acquisition: Desert Springs Acquisitions Corp. and the Woodcomm International Inc. are hereby reorganized, as of the effective date hereof, such that Desert Springs Acquisitions Corp. shall acquire all assets, businesses and capital stock of the Woodcomm International Inc., and Woodcomm International Inc. shall become a wholly-owned subsidiary of Desert Springs Acquisitions Corp.

B. Effective Date: This Plan of Reorganization and Acquisition shall become effective immediately upon approval and adoption by the parties hereto, in the manner provided by the law of the places of incorporation and constituent corporate documents, and the time of such effectiveness shall be called the effective date hereof.

C. Surviving Corporation: Both corporations shall survive the Reorganization herein contemplated and shall continue to be governed by the laws of its respective State of Incorporation.

Rights of Dissenting Shareholders: Desert Springs Acquisitions Corp. is the entity responsible for the rights of dissenting shareholders.

          a. Service of Process: Desert Springs Acquisitions Corp. may be served with process in Nevada in any proceeding for the enforcement of the rights of a dissenting shareholder, if any, pursuant to any extent required by the laws thereof. The President of the corporation hereby irrevocably appoints the Secretary of the State of Colorado as agent to accept service of process for the Nevada corporation with respect to any such proceeding to the extent required by the laws thereof.

          b. Agent for Mailing Process: corporation hereby further complies with the laws of Delaware by designating a person to whom process served upon the Secretary of that State may be forwarded and mailed: William Stocker, Attorney at Law, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624, phone (949) 248-9561, fax (949) 248-1688.

          D. Surviving Articles of Incorporation: The Articles of Incorporation of each Corporation shall remain in full force and effect, unchanged.

          E. Surviving By-Laws: The By-Laws of each Corporation shall remain in full force and effect, unchanged.

          F. Conversion of Outstanding Stock: Forthwith upon the effective date hereof, Desert Springs Acquisitions Corp. shall issue 16,000,000 new investment shares of its common stock to or for the shareholders of Woodcomm International Inc.; and each and every share of Woodcomm International Inc. shall be converted into one such new share of Desert Springs Acquisitions Corp.

          G. Further Assurance, Good Faith and Fair Dealing: The Directors of each Company shall and will execute and deliver any and all necessary documents, acknowledgments and assurances and to do all things proper to confirm or acknowledge any and all rights, titles and interests created or confirmed herein; and both companies covenant hereby to deal fairly and good faith with each other and each others shareholders.

          H. General Mutual Representations and Warranties. The purpose and general import of the Mutual Representations and Warranties, are that each party has made appropriate full disclosure to the others, that no material information has been withheld, and that the information exchanged is accurate, true and correct.

     1. Organization and Qualification. Each Corporation warrants and represents that it is duly organized and in good standing, and is duly qualified to conduct any business it may be conducting, as required by law or local ordinance.

     2. Corporate Authority. Each Corporation warrants and represents that it has Corporate Authority, under the laws of its jurisdiction and its constituent documents, to do each and every element of performance to which it has agreed, and which is reasonably necessary, appropriate and lawful, to carry out this Agreement in good faith.

     3. Ownership of Assets and Property. Each Corporation warrants and represents that it has lawful title and ownership of its property as reported to the other, and as disclosed in its financial statements.

     4. Absence of Certain Changes or Events. Each Corporation warrants and represents that there are no material changes of circumstances or events which have not been fully disclosed to the other party, and which, if different than previously disclosed in writing, have been disclosed in writing as current as is reasonably practicable.

     5. Absence of Undisclosed Liabilities. Each Corporation warrants and represents specifically that it has, and has no reason to anticipate having, any material liabilities which have not been disclosed to the other, in the financial statements or otherwise in writing.

     6. Legal Proceedings. Each Corporation warrants and represents that there are no legal proceedings, administrative or regulatory proceedings, pending or suspected, which have not been fully disclosed in writing to the other.

     7. No Breach of Other Agreements. Each Corporation warrants and represents that this Agreement, and the faithful performance of this agreement, will not cause any breach of any other existing agreement, or any covenant, consent decree, or undertaking by either, not disclosed to the other.

     8. Capital Stock. Each Company warrants and represents that the issued and outstanding shares and all shares of capital stock of such corporation, is as detailed herein, that all such shares are in fact issued and outstanding, duly and validly issued, were issued as and are fully paid and non-assessable shares, and that, other than as represented in writing, there are no other securities, options, warrants or rights outstanding, to acquire further shares of such Corporation.

     9. Brokers' or Finder's Fees. Each Corporation warrants and represents that it is aware of no claims for brokers' fees, or finders' fees, or other commissions or fees, by any person not disclosed to the other, which would become, if valid, an obligation of either company.

     I.  Miscellaneous Provisions

     1. At the closing date, there shall be no undisclosed changes from that reflected in the financial and other statements exchanged by the parties.

     2. Except as required by law, no party shall provide any information concerning the Subject Property or any aspect of the transactions contemplated by this Agreement to anyone other than their respective officers, employees and representatives without the prior written consent of the other parties hereto. The aforesaid obligations shall terminate on the earlier to occur of (a) the Closing, or (b) the date by which any party is required under its articles or bylaws or as required by law, to provide specific disclosure of such transactions to its shareholders, governmental agencies or other third parties. In the event that the transaction does not close, each party will return all confidential information furnished in confidence to the other.

     3. This Agreement may be executed simultaneously in two or more counterpart originals. The parties can and may rely upon facsimile signatures as binding under this Agreement, however, the parties agree to forward original signatures to the other parties as soon as practicable after the facsimile signatures have been delivered.

     4. The Parties to this agreement have no wish to engage in costly or lengthy litigation with each other. Accordingly, any and all disputes which the parties cannot resolve by agreement or mediation, shall be submitted to binding arbitration under the rules and auspices of the American Arbitration Association, as a further incentive to avoid disputes, each party shall bear its own costs, with respect thereto, and with respect to any proceedings in any court brought to enforce or overturn any arbitration award. This provision is expressly intended to discourage litigation and to encourage orderly, timely and economical resolution of any disputes which may occur.

     5. If any provision of this agreement or the application thereof to any person or situation shall be held invalid or unenforceable, the remainder of the Agreement and the application of such provision to other persons or situations shall not be effected thereby but shall continue valid and enforceable to the fullest extent permitted by law.

     6. No waiver by any party of any occurrence or provision hereof shall be deemed a waiver of any other occurrence or provision.

     7. The parties acknowledge that both they and their counsel have reviewed and revised this agreement and that the normal rule of construction shall not be applied to cause the resolution of any ambiguities against any party presumptively. The Agreement shall be governed by and construed in accordance with the laws of the State of Nevada.

     8. The parties acknowledge that they have agreed to and contemplate later corporate action by which the Resulting Colorado Corporation shall merge with and into a new Nevada Corporation, for the purpose of changing the corporate name and place of incorporation.

This Plan of Reorganization and Merger is executed on behalf of each Company by its duly authorized representatives, and attested to, pursuant to the laws of its respective place of incorporation and in accordance with its constituent documents.

Desert Springs Acquisitions Corp.                   Woodcomm International, Inc.
(a Colorado corporation)                            (a Nevada corporation)

by                                                                     by

/S/                                                                          /S/
James L. Bartel                                                     Mark T. Wood
President                                                           President


/S/                                                                          /S/
Mitchell Milgaten                                                   Mark T. Wood
Secretary                                                           Secretary

                       PLAN OF MERGER FOR CHANGE OF SITUS

                                    BY WHICH

                        Desert Springs Acquisitions Corp.

                            (a Colorado corporation)

                            WILL MERGE WITH AND INTO

                              iDial Networks, Inc.

                             (a Nevada corporation)

                FOR THE PURPOSE OF CHANGING THE PLACE OF INCORPORATION



This Plan of Reorganization is made and dated this day of January 7, 2000, by and between the above referenced corporations, sometimes referred to herein as "the Public Company" and "the Private Company", respectively.

                                   I. Recitals

     A.  The Parties to this Agreement

          1. Desert Springs Acquisitions Corp. ("the Public Company") is a Colorado Corporation. It has recently acquired Woodcomm International Inc., a private Nevada Corporation, as a wholly-owned subsidiary.

          2. iDial Networks, Inc. ("the Private Company") is a Nevada Corporation, having been created originally as Desert Springs Acquisitions Corp. (of Nevada) for the purpose of changing the place of incorporation of the Colorado corporation to Nevada.

     B.  The Capital of the Parties:

           1. The Capital of the Public Company consists of 500,000,000 shares of common voting stock of $.0001 par value authorized, of which 18,542,500 shares are issued and outstanding. There were 2,542,500 shares issued and outstanding, immediately before the acquisition of Woodcomm International Inc. (a Nevada Corporation) as a wholly-owned subsidiary of the Public Company, 16,000,000 shares having been issued for that acquisition.

           2. The Capital of the Private Company consists of 100,000,000 shares of common voting stock of $0.001 par value authorized, of which no shares have been or are issued or outstanding.

     C. The Decision to Reorganize to Change Situs: The Parties have resolved, following the acquisition of Woodcomm International Inc. (a Nevada Corporation), to merge and relocate the place of incorporation of the Public Parent Company, by means of the following reorganization, by which the Public Company will merge with and into the Private Company and move to Nevada. As an intended result of this change of situs, the Parent Public Corporation shall be located and incorporated in the same State as its principal wholly-owned Subsidiary.

                           II. Plan of Reorganization

     A. Change of Situs: The Public Company (Colorado) and the Private Company (Nevada) are hereby reorganized for the sole and singular purpose of changing the place of incorporation of the Public Desert Springs Acquisitions Corp.; such that immediately following the Reorganization the Colorado Public Company will move to Nevada.

          1. The Public Company: Desert Springs Acquisitions Corp. of Colorado will merge with and into and thereafter be iDial Networks, Inc. of Nevada. The Public Company will retain its corporate personality and status, and will continue its corporate existence uninterrupted, in and through, and only in and through the new Nevada Corporation.

          2. Conversion of Outstanding Shares: Forthwith upon the effective date hereof, each and every one share of stock of the Public Colorado Company shall be converted to one share of the Nevada Company. Any such holders of shares may surrender them to the transfer agent for common stock of the Public Colorado Company, which transfer agent shall remain and continue as transfer agent for the Nevada Company.

          3.   Effective  Date:  This  Plan  of   Reorganization   shall  become
               effective immediately upon approval and adoption by Corporate parties hereto, in the manner provided by the law of its place of incorporation and its constituent corporate documents, the time of such effectiveness being called the effective date hereof.

          4. Surviving Corporations: The Nevada Company shall survive the Reorganization after Reorganization, with the operational history of the Colorado Company before the Reorganization, and with the management, duties and relationships to its shareholders unchanged by the Reorganization and with all of its property and with its shareholder list unchanged. The Colorado Company shall not survive the merger.

          5. Further Assurance, Good Faith and Fair Dealing: the Directors of each Company shall and will execute and deliver any and all necessary documents, acknowledgments and assurances and do all things proper to confirm or acknowledge any and all rights, titles and interests created or confirmed herein; and both companies covenant hereby to deal fairly and in good faith with each other and each others shareholders.

                 THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                                  III. Signing

This Reorganization Agreement is executed on behalf of each Company by its duly authorized representatives, and attested to, pursuant to the laws of its respective place of incorporation and in accordance with its constituent documents.

Desert Springs Acquisitions Corp.                    iDial Networks, Inc.
(a Colorado corporation)                             (a Nevada corporation)

by                                                                     by

/S/                                                                          /S/
James L. Bartel                                                     Mark T. Wood
President                                                           President


/S/                                                                          /S/
Mitchell Milgaten                                                   Mark T. Wood
Secretary                                                           Secretary

                                    Exhibit F

                          Audited Financial Statements

                                December 31, 1999