Form 10KSB/A
period 1999-12-31
IDIAL NETWORKS INC
filed 2000-04-17
CIK 810932

FORM 10-KSB-A1

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


                        Exhibit Index is found on page 17

                                     PART I

                            Un-Numbered Introduction

     This  amended  Form 10K-SB is filed to correct Item 4 of Part I as follows:


          Item 4.  Submission of Matters to a Vote of Security Holders.

     Certain matters were submitted to shareholders and apporved on December 21, 1999:.

     (1) To Ratify and Approve that certain plan of reorganization and acquisition, Dated November 30, 1999, by which this corporation would acquire Woodcomm International, Inc., a private Corporation, for issuance of 16,000,000 new investment shares of common stock.

     (2) Approve filing of "Shelf Registration Statement" for issuance of up to 2,000,000 shares of common stock at offering price of not less than $3.00 per share.

     (3) Approve and Authorize a change of the corporate name, and change of situs of the Corporation from Colorado to Nevada, as a part of this Reorganization, to become and be iDial Networks Inc., a Nevada Corporation, or a substantially similar name as may be available in Nevada.

     (4) Re-Elect and empower the present Directors to appoint a new Board of three, effective upon closing the transaction mentioned in Proposals Numbers 1-3, to then consist of the following three (3) Directors, to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified: Mark T. Wood, Klaus Scholz, and Edward Janusz.

In  all  other  respects,  this  filing  is  unchanged.

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

(j) Year 2000. We have not experienced any "Year 2000" technical or computer deficiencies to date, however, there may be future Y2K compliance problems for our vendors or suppliers that may indirectly affect the productivity of our Company.



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


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

     Certain matters were submitted to shareholders and apporved on December 21, 1999:.

     (1) To Ratify and Approve that certain plan of reorganization and acquisition, Dated November 30, 1999, by which this corporation would acquire Woodcomm International, Inc., a private Corporation, for issuance of 16,000,000 new investment shares of common stock.

     (2) Approve filing of "Shelf Registration Statement" for issuance of up to 2,000,000 shares of common stock at offering price of not less than $3.00 per share.

     (3) Approve and Authorize a change of the corporate name, and change of situs of the Corporation from Colorado to Nevada, as a part of this Reorganization, to become and be iDial Networks Inc., a Nevada Corporation, or a substantially similar name as may be available in Nevada.

     (4) Re-Elect and empower the present Directors to appoint a new Board of three, effective upon closing the transaction mentioned in Proposals Numbers 1-3, to then consist of the following three (3) Directors, to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified: Mark T. Wood, Klaus Scholz, and Edward Janusz.

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

(d)  Sales  of  Unregistered  Common  Stock  1999.    None


(e)  Market  Information.     Our Common Stock is quoted Over-The-Counter on the
Bulletin  Board  ("OTCBB").  The  Company's  trading  symbol  is  IDNW.

Period               High  bid          Low  bid
1st  1999               1.00               0.05
2nd  1999               1.05               0.10
3rd  1999               1.37               0.20
4th  1999               1.87               0.20

     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.


                        Item 6.  Selected Financial Data.


     The  following  information  is  provided  as  of  the Date of this Report:

December  31                     1999     1998      1997        1996        1995
Total Assets                  617,537        0         0           0           0
Revenues                    1,575,826        0         0           0           0
Operating  Expenses           560,106    6,000    22,234      25,034       1,314
Net  Earnings  or  (Loss)    (650,760)  (6,000)  (22,234)    (25,034)    (1,314)
Per Share Earnings or (Loss)    (0.05)   (0.00)    (0.01)      (0.02)     (0.00)
Average Common Shares
Outstanding                14,211,267  2,074,500 1,942,500  1,942,500    690,500

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

Year  ended  1999  compared  to  1998
-------------------------------------

The Company's recorded loss for the year ended 1999 was $650,760 compared to $201,447 for the year ended 1998. This $449,313 increase in the loss was comprised of an increase in sales and gross margin significantly offset by an increase in general and administrative expenses of $461,927 and an increase in interest expense of $72,685.

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


                      Item 9.  Change of Company's Auditor.


    This Reorganized Corporation shall have new auditors, Ehrhardt, Keefe, Steiner & Hottman, 7079 E Tufs Ave, Suite 400, Denver Colorado 80237-24843.
There  has  been  no  disagreement  with  any  auditor  about  any  item.


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

                       Please see table on following page

           Security Ownership of Officers and Directors and 5% Owners

Name  and  Address of Beneficial Owner          Amount and Nature     Percent of
Class
                                                 of  Ownership
--------------------------------------------------------------------------------
 Mark  T.  Wood,  Chairman  of  the  Board
 5919  Buffridge  Trail
 Dallas,  TX  75252                              3,385,000           18.26
--------------------------------------------------------------------------------
 George V. Stein, CEO, President, Director(1)                  0            0.00
--------------------------------------------------------------------------------
 Klaus  Scholz,  Director  and  COO
 19019  Preston  Road,  Suite  616
 Dallas,  TX  75252                              1,500,000            8.09
--------------------------------------------------------------------------------
 Edward  J.  Janusz,  Director
 7  Lacewing  Place
 The  Woodlands,  TX                                  50,00            0.27
--------------------------------------------------------------------------------
All  Officers  and  Directors as a Group               4,935,000           26.61
================================================================================
 Mauricio  Vega  III
 14910  Ridge  Hill
 San  Antonio,  TX  78233                         1,000,000            5.39
--------------------------------------------------------------------------------
 Fostures  Ventures(2)
 5919  Buffridge  Trail
 Dallas,  TX  75252                              8,000,000           43.14
--------------------------------------------------------------------------------
 REXCO
 900-609  Granville  Street
 P.O.  Box  10341  Pacific  Centre
 Vancouver,  BC  V7Y  1H4  Canada                    1,530,133            8.25
--------------------------------------------------------------------------------

Total  Shares  Issued  and  Outstanding               18,542,500          100.00
================================================================================

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

(c)  Exhibits.   Please  see  Exhibit  Index,  following.




--------------------------------------------------------------------------------
                                  Exhibit Index

                       Financial Statements and Documents
                    Furnished as a part of this Annual Report
--------------------------------------------------------------------------------
Exhibit  1.          Articles  of  Amendment  - Desert Springs Acquisition Corp.
Exhibit  2.        Articles  of  Amendment  -  iDial  Networks,  Inc.
Exhibit  3.          Articles/Certificate  of  Share  Exchange  and  Merger
Exhibit  F.        Audited  Financial  Statements  -  December  31,  1999.
--------------------------------------------------------------------------------

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

                                       by


________________________                              _______________________

Mark  Wood                                                       George V. Stein
Chairman  of  the  Board                                         President/
Director

--------------------------------------------------------------------------------
                                    Exhibit 1

                              Articles of Amendment

                        Desert Springs Acquisition Corp.
--------------------------------------------------------------------------------

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



/S/

William  Stocker
attorney  at  law
Incorporator

--------------------------------------------------------------------------------
                                    Exhibit 2

                              Articles of Amendment

                               iDial Networks Inc.
--------------------------------------------------------------------------------

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


/S/


William  Stocker
Incorporator

--------------------------------------------------------------------------------

                                    Exhibit 3

                ARTICLES/CERTIFICATE of SHARE EXCHANGE and MERGER

                               iDial Networks Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                ARTICLES/CERTIFICATE of SHARE EXCHANGE and MERGER
                                    BY WHICH

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


                            (Colorado: CRS 7-11-107)
                            (Nevada: NRS 92A.200-230)
--------------------------------------------------------------------------------


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

/S/                                        /S/
James  L.  Bartel                              Mark  T.  Wood
President                                   President


/S/                                        /S/
Mitchell  Milgaten                              Mark  T.  Wood
Secretary                                   Secretary

--------------------------------------------------------------------------------
                     Plan of Reorganization and Acquisition

                                    BY WHICH

                        Desert Springs Acquisitions Corp.
                            (a Colorado  corporation)

                                  SHALL ACQUIRE

                           Woodcomm International Inc.
                             (a Nevada corporation)
--------------------------------------------------------------------------------

     This Plan of Reorganization and Acquisition is made and dated this day of November 30,1999 by and between the above referenced corporations, and shall become effective on "the Effective Date" as defined herein.


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

C. The Boards of Directors of both Corporations respectively have determined that it is advisable and in the best interests of each of them and both of them to proceed with the acquisition by the Colorado Corporation, in accordance with IRS ss368(a)(1)(B) and (C).

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

/S/                                        /S/
James  L.  Bartel                              Mark  T.  Wood
President                                   President


/S/                                        /S/
Mitchell  Milgaten                              Mark  T.  Wood
Secretary                                   Secretary

--------------------------------------------------------------------------------
                       PLAN OF MERGER FOR CHANGE OF SITUS

                                    BY WHICH

                        Desert Springs Acquisitions Corp.
                            (a Colorado corporation)

                            WILL MERGE WITH AND INTO

                              iDial Networks, Inc.
                             (a Nevada corporation)

             FOR THE PURPOSE OF CHANGING THE PLACE OF INCORPORATION
--------------------------------------------------------------------------------



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