Form 10QSB
period 2000-03-31
IDIAL NETWORKS INC
filed 2000-05-15
CIK 810932

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2000

                       Commission File Number:  33-12029-D

                              iDial Networks, Inc.
                                    formerly
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


Securities  registered  pursuant  to  Section  12(g)  of the Act:     18,542,500

Yes [x] No [] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As  of  March  31,  2000,  the  number of shares outstanding of the Registrant's
Common  Stock  was  18,542,500.

                          PART I: FINANCIAL INFORMATION

                          Item 1.  Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit FQ1-00) for the three months ended March 31, 2000.


                Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

(a)  Plan  of  Operation  for  the  next  twelve  months.

(1) Cash Requirements and of Need for additional funds, twelve months. In December 1999, Desert Springs Acquisition Corporation (DSAC) acquired all of the issued and outstanding shares of Woodcomm International, Inc. in exchange for 15,316,000 shares of common stock of DSAC. For financial reporting purposes the business combination was accounted for as a reverse acquisition with WCI as the acquirer. The historical financial statements prior to the merger are those of WCI. The Company provides Internet-based voice telecommunication to customers around the world.

The Company has had minimal sales revenue in the first quarter of 2000 and will continue to have modest revenues over the next twelve months. However, it will be necessary for the Company to secure additional revenues in order to realize its business plan. We are exploring raising funds in a limited offering and/or private placement to highly sophisticated accredited investors to raise these required revenues. We have not yet determined what is in the best interests of our shareholders.

(2)  Summary  of  Product  Research  and  Development.  None  at  this  time.

(3) Expected purchase or sale of plant and significant equipment. None at this time.

(4) Expected significant change in the number of employees. As of March 31, 2000, we employed 15 full-time and 10 part-time employees. No significant change in the number of employees is anticipated. None of our employees are covered by collective bargaining agreements.


(b)  Discussion  and  Analysis of Financial Condition and Results of Operations.

(1)Three months ended March 31, 2000 compared to the three months ended March 31, 1999.

The Company's recorded loss for the first quarter in 2000 was $318,703 compared to $24,961 for the same quarter in 1999. This $293,742 increase in the loss was comprised of a slight decease in sales and gross margin significantly offset by an increase in general and administrative expenses of $244,417.

The $37,237 decrease in sales was due to the competitive nature of the industry. Although the Company was able to increase the number of transactions during the first quarter of 2000 compared to the first quarter of 1999, the amount charged for each transaction decreased resulting in a decrease in sales and gross margin.

The increase of $244,417 in general and administrative expense is primarily attributable to an increase of approximately $85,000 in consulting and professional fees incurred in connection with the reorganization, Approximately $38,000 of an increase in depreciation expense due to the increase in fixed assets and the amortization of the intangible asset and an increase of approximately $36,000 in salaries as a result of additional employees. The remainder of the increase is related to increases in travel related to sales and marketing efforts and general office expense including rent expense on additional equipment leased under operating leases.

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

                                      None

                    Item 3.  Defaults Upon Senior Securities

                                      None

           Item 4.  Submission of Matters to Vote of Security Holders

                                      None

                           Item 5.  Other Information

     The Issuer has reviewed its year 2000 compliance issues and determined that it will not be affected, for the reason that it owns and operates no computers, or other digital devices, and that it has no customers or suppliers.

                    Item 6.  Exhibits and Reports on Form 8-K

                                      None


                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement
        Exhibit FQ1-00  Financial Statements (Un-Audited) March 31, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

March  31,  2000

                              iDial Networks, Inc.
                                    formerly
                        Desert Springs Acquisitions, Inc.

                                       by


_____/s/_____________    __________/s/_____
Mark  Wood               George  V.  Stein
chairman/DIRECTOR        president/  director

                                 Exhibit FQ1-00

                         Un-Audited Financial Statements
                    for the three months Ended March 31, 2000
                             iDial Networks, Inc.
                               Balance Sheet

                                                  March 31,     December 31,
                                                         2000            1999
                                                   (Unaudited)
Current assets
 Cash                                             $   136,104   $      11,481
 Accounts receivable - trade                           24,572          26,614
 Receivable                                                 -         100,000
 Receivable - employees                                 8,691               -
   Total current assets                               169,367         138,095

Property and equipment, net                           263,604         255,587

Other assets
 Intangibles, net                                     204,250         215,000
 Deposits                                               8,855           8,855

Total assets                                      $   646,076   $     617,537

Current liabilities
 Current portion of long-term debt                $    72,312   $      96,416
 Advances from stockholder's                           77,350         119,100
 Accounts payable                                     332,077         347,445
 Accrued consulting fees                                    -          55,000
 Accrued wages                                         25,000          25,000
   Total current liabilities                          506,739         642,961

Long-term debt, net of current portion                631,849         148,385
   Total liabilities                                1,138,588         791,346

Commitments and contingencies

Equity
Common stock, $.01 par value, 100,000,000 shares      185,425         185,425
authorized, 18,542,500 shares issued and
outstanding
Additional paid in capital                            495,575         495,575
Members' capital                                            -               -
Accumulated deficit                                (1,162,762)       (854,809)
   Total stockholders' equity deficit                (492,512)       (173,809)

Total liabilities and stockholders' deficit       $   646,076   $     617,537

                       See notes to financial statements.

                              iDIAL NETWORKS, INC.

                            Statements of Operations

                                              Three Months Ended
                                              March 31,
                                                             2000          1999
                                                       (Unaudited)

Sales                                         $           373,866   $   411,103

Cost of sales                                             331,401       314,363

Gross profit                                               42,465        96,740

Selling, general and administrative expenses              350,951       106,534

Operating loss                                           (308,486)       (9,794)

Interest expense                                          (10,217)      (15,167)

Net loss                                      $          (318,703)  $   (24,961)

Net loss per share, basic and diluted         $              (.02)  $        **

Weighted average shares outstanding                    14,211,267    14,211,267



**     Less  than  .01  per  share.

                       See notes to financial statements.

                              iDIAL NETWORKS, INC.

                  Statement of Accumulated Deficit (Unaudited)
 For the Three Months Ended March 31, 2000 and the Year Ended December 31, 1999




                                                         Members' Capital                  Additional
                                                                             Common Stock  Paid-in      Accumulated
                                                         Amount              Shares        Amount       Capital

Balance, December 31, 1998                               $             300              -  $         -  $          -

Reorganization                                                        (300)         1,000            1           299

Issuance of common stock in exchange for accrued wages                   -     11,385,000       11,300       153,700

Issuance of common stock for consulting services                         -      3,930,000       40,150        22,850

Exchange of common stock                                                 -      2,541,500      127,124      (127,124)

Stock issued for retirement of debt                                                85,000          850        55,250

Stock issued for fixed assets                                            -        190,000        1,900       123,100

Stock issued for intangible asset                                        -        250,000        2,500       162,500

Stock issued for consulting services                                     -         10,000          100         6,500

Stock issued for cash                                                    -        150,000        1,500        98,500

Net loss                                                                 -              -            -             -

Balance, December 31, 1999                                               -     18,542,500      185,425       495,575

Net loss (unaudited)                                                     -              -            -             -

Balance, March 31, 2000 (unaudited)                      $               -     18,542,500  $   185,425  $    495,575


                              iDIAL NETWORKS, INC.
                  Statement of Accumulated Deficit (Unaudited)
 For the Three Months Ended March 31, 2000 and the Year Ended December 31, 1999
                                     (continued)
                                                         Total Stockholders'

                                                         Deficit                 (Deficit)

Balance, December 31, 1998                               $           (294,049)  $(293,749)

Reorganization                                                              -           -

Issuance of common stock in exchange for accrued wages                      -     165,000

Issuance of common stock for consulting services                            -      63,000

Exchange of common stock                                                    -           -

Stock issued for retirement of debt                                         -      56,100

Stock issued for fixed assets                                               -     125,000

Stock issued for intangible asset                                           -     165,000

Stock issued for consulting services                                        -       6,600

Stock issued for cash                                                       -     100,000

Net loss                                                             (560,760)   (560,760)

Balance, December 31, 1999                                           (854,809)   (173,809)

Net loss (unaudited)                                                 (318,703)   (318,703)

Balance, March 31, 2000 (unaudited)                      $         (1,173,512)  $(492,512)




                       See notes to financial statements.

                              iDIAL NETWORKS, INC.

                            Statements of Cash Flows


                                                                                           Three Months Ended
                                                                                           March 31,
                                                                                                          2000       1999
                                                                                                    (Unaudited)
Cash flows from operating activities
 Net loss                                                                                  $          (318,703)  $(24,961)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities
   Depreciation and amortization                                                                        70,634     34,019
   Changes in assets and liabilities
     Accounts receivable                                                                                 2,042    (88,525)
     Receivable                                                                                        100,000          -
     Receivable - employees                                                                             (8,691)         -
     Accounts payable                                                                                  (15,368)   132,290
     Accrued expenses                                                                                  (55,000)    15,000
     Accrued interest                                                                                        -     15,167
                                                                                                        93,617    107,951
       Net cash (used in) provided by operating activities                                            (225,086)    82,990

Cash flows from investing activities
 Purchase of property and equipment                                                                    (67,901)    (6,197)
 Deposits                                                                                                    -      3,000
       Net cash used in investing activities                                                           (67,901)    (3,197)

Cash flows from financing activities
 Proceeds from issuance of long-term debt                                                              500,000          -
 Net (repayments to) advances from member                                                              (41,750)   (33,400)
 Payments on long-term debt                                                                            (40,640)    (4,588)
       Net cash provided by (used in) financing activities                                             417,610    (37,988)

Increase in cash                                                                                       124,623     41,805

Cash, beginning of year                                                                                 11,481    118,493

Cash, end of year                                                                          $           136,104   $160,298

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

Basis  of  Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.

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

Intangible  Asset

Intangible asset consists of trademarks and rights of a particular phone card and is stated at cost. Amortization is computed using the straight line over the estimated useful life of the asset of five years.

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

The fair value of the notes receivable approximate the carrying value as both the stated rate and discount rate on the notes approximate the estimated current market rate.

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

FORWARD-LOOKING  STATEMENTS  -  CAUTIONARY  STATEMENTS

         This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

IDial Networks, Inc. ("We", "Our", "Us" and sometimes the "Company") are an established Application Service Provider (ASP) of Internet Protocol (IP) Telephony communications. Through a reverse merger in December 1999, we became publicly traded with the symbol (OTCBB:IDNW). Our web address is www.iDialnetworks.com

We compete in a business sector known as Voice Over IP (VoIP), which is experiencing explosive growth and is projected to reach $60 billion in revenues by 2005, according to Ovum Research. The Internet phenomenon continues, with International Data Corporation projecting nearly 400 million global users by the end of 2002. E-Marketer estimates that 9.4 billion e-mail messages are delivered daily, and TeleGeography projects the international long distance market to grow to $79 billion by the end of 2001, comprised of 143 billion minutes of LD calls. All these factors have enabled the more efficient VoIP technology to begin to change the face of global communications.

The Company has integrated the economics of VoIP technology with the convenience of conventional telephony to enable web initiated telephone services. With this Dial technology, we are able to offer consumers and businesses telephony services at costs approaching the wholesale rates of carriers. Unlike some competitors who offer PC to phone services, iDial's web based services are provisioned via the Internet but all calls are currently made phone to phone. The majority of PC owners do not have microphones and telephony software and thus prefer the more familiar telephone for verbal communications. When the market dictates, iDial will offer PC to Phone and PC to PC telephony services.

The Company delivers high-quality traditional and VoIP telephony services to consumers and businesses, with the following benefits:

Low Cost. Telephone calls are a fraction of the cost of traditional Long distance service.

High Voice Quality. We offer high voice quality by integrating traditional telephony and packet-switching technologies.

Ease of Use and Access. Designed for convenience and ease of access From anywhere in the world, an internet connection and a standard Internet browser such as Netscape or Microsoft Internet Explorer is all that is required. Lacking an Internet connection, the customer medial a toll-free or local access number from any telephone or fax machine in the US to access our network as well.

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

Product Description. The Company currently offers traditional prepaid phone cards and VoIP services based on iDial technology under the following brand names for which various trade and service marks are registered:

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

CheapPhoneCard  -  Internet  purchased  phone  cards  for  USA  usage.

Product Development. The company has additional VoIP products and services in development, targeting specific business to business markets, as well as consumers. It is anticipated these products will be completed and in service within the next 12 months. They include:

Conference  Calling  with  up  to  8  participants

SendaCall - Prepaid calls sent within a virtual greeting card bye-mail to recipients anywhere in the world, allowing recipient to place free call to sender.

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

Wireless Services - The company will continue to expand wireless development to include areas such as Wireless Access Protocol (WAP) and Bluetooth technologies.

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

2) Pursue Multiple Sources of Revenue. In addition to minutes- based revenue, the Company intends to pursue new Web-based revenue opportunities from banner and audio advertising.

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

Technical Support. The Company's network operations center is located at its corporate headquarters in Dallas, with gateway equipment also located in Los Angeles to serve the Asian market. Customer service is provided in several languages.

Proprietary Technology. The Company uses a combination of its own proprietary software applications and commercially available licensed technology to conduct Internet and telephone routing operations. The Company has developed proprietary software which permits a customer to purchase a virtual calling card on the Web site using a credit card and to have the virtual calling card account activated while on the Web site. Also proprietary are various credit and fraud management applications which aid in checking credit and limiting fraudulent transactions. Additionally, the Company has developed proprietary software that allows for the real-time provisioning of customers on the network using a credit card and have immediate access to multiple accounts and services serving the wireless and residential/soho markets.

Equipment Requirements. As the Company increases its services and minutes sold, it plans to install additional equipment in appropriate sites. The first stage of network expansion projects will locate gateways in New York and Miami, in addition to the existing Dallas, Los Angeles and Laos facilities. The Company will lease existing capacity in other locations until such time as sufficient business is generated to warrant Company owned switching equipment.

The Company has deployed VoIP technology with leading manufacturers such as Cisco Systems and Clarent, and contracts for carriage with major Internet backbone suppliers such as Quest and Pacific Gateway. The company will continue to expand it's network based on technologies provided by Cisco and Micosoft. The Company engineering staff consists of five software developers located at the Company's 90% owned Technology Center in Sri Lanka, as well as two Dallas based technicians.

Employees. As of March 31, 2000, we employed 15 full-time and 10 part-time employees. None of our employees are covered by collective bargaining agreements.