Form 10QSB
period 2000-06-30
IDIAL NETWORKS INC
filed 2000-08-14
CIK 810932

--------------------------------------------------------------------------------
                                 George V. Stein
                                    PRESIDENT
                              iDial Networks, Inc.
                         16990 Dallas Parkway, Suite 106
                               Dallas Texas 75248
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2000

                       Commission File Number:  0-24962

                              IDIAL NETWORKS, INC.
                                    formerly
                        Desert Springs Acquisitions, Inc.

Nevada                                                                75-2863583
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

                          PART I: FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                              IDIAL NETWORKS, INC.

                                 BALANCE SHEETS

                                                  June 30,      December 31,
                                                         2000            1999
                                                  ------------  --------------
  (Unaudited)
Current assets
 Cash. . . . . . . . . . . . . . . . . . . . . .  $    71,309   $      11,481
 Accounts receivable - trade . . . . . . . . . .       67,850          26,614
 Other receivables . . . . . . . . . . . . . . .       24,678         100,000
                                                  ------------  --------------
   Total current assets. . . . . . . . . . . . .      163,837         138,095

Property, net. . . . . . . . . . . . . . . . . .      201,309         255,587

Other assets
 Intangibles, net. . . . . . . . . . . . . . . .      193,500         215,000
 Deposits. . . . . . . . . . . . . . . . . . . .       12,354           8,855
                                                  ------------  --------------
   Total other assets. . . . . . . . . . . . . .      205,854         223,855

Total assets . . . . . . . . . . . . . . . . . .  $   571,000   $     617,537
                                                  ============  ==============

Current liabilities
 Current portion of long-term debt . . . . . . .  $    81,558   $      96,416
 Advances from stockholder's . . . . . . . . . .      764,172         119,100
 Accounts payable and accrued expenses . . . . .      537,422         347,445
 Accrued consulting fees . . . . . . . . . . . .            -          55,000
 Accrued wages . . . . . . . . . . . . . . . . .       25,000          25,000
                                                  ------------  --------------
   Total current liabilities . . . . . . . . . .    1,408,152         642,961
Long-term liabilities. . . . . . . . . . . . . .      151,322         148,385
                                                  ------------  --------------
 Notes payable . . . . . . . . . . . . . . . . .    1,559,474         791,346
Total liabilities
Stockholders' deficit
Common stock, $.01 par value, 100,000,000. . . .      185,425         185,425
shares authorized, 18,542,500 shares issued and
outstanding
Additional paid in capital . . . . . . . . . . .      495,575         495,575
Accumulated deficit. . . . . . . . . . . . . . .   (1,669,474)       (854,809)
                                                  ------------  --------------
   Total stockholders' deficit . . . . . . . . .     (988,474)       (173,809)
                                                  ------------  --------------

Total liabilities and stockholders' deficit. . .  $   571,000   $     617,537
                                                  ============  ==============

                       See notes to financial statements.

                              IDIAL NETWORKS, INC.

                            STATEMENTS OF OPERATIONS

                                               Three Months    Three Months    Six Months    Six Months
                                               Ended           Ended           Ended         Ended
                                               June 30,        June 30,        June 30,      June 30,
                                                        2000            1999          2000          1999
                                               --------------  --------------  ------------  ------------
  (uanudited) . . . . . . . . . . . . . . . .     (uanudited)     (uanudited)   (uanudited)
Sales . . . . . . . . . . . . . . . . . . . .  $     440,366   $     427,372   $   814,232   $   838,475
Cost of sales . . . . . . . . . . . . . . . .       (522,965)       (420,558)     (854,366)     (734,921)
                                               --------------  --------------  ------------  ------------
Gross profit. . . . . . . . . . . . . . . . .        (82,599)          6,814       (40,134)      103,554
Selling, general and administrative expenses.        384,649         130,208       735,600       236,742
                                               --------------  --------------  ------------  ------------
Net operating income. . . . . . . . . . . . .       (467,248)       (123,394)     (775,734)     (133,188)
Other expense:
Interest expense. . . . . . . . . . . . . . .         28,714)           (680)      (38,931)      (15,847)
                                               --------------  --------------  ------------  ------------
Net loss. . . . . . . . . . . . . . . . . . .  $    (495,962)  $    (124,074)  $  (814,665)  $  (149,035)
                                               --------------  --------------  ------------  ------------
Weighted average shares outstanding . . . . .     18,542,500      14,211,267    18,542,500    14,211,267
                                               ==============  ==============  ============  ============
Net loss per share, basic and diluted . . . .  $        (.03)  $        (.01)  $      (.04)  $      (.01)
                                               --------------  --------------  ============  ------------

                       See notes to financial statements.

                              IDIAL NETWORKS, INC.

                        STATEMENT OF ACCUMULATED DEFICIT
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
                      AND THE YEAR ENDED DECEMBER 31, 1999

                                                                                                       Additional
                                                         Members' Capital            Common Stock        Paid-in
                                                             Amount              Shares        Amount    Capital
                                                         ------------------  ------------  --------  -------------
Balance, December 31, 1998. . . . . . . . . . . . . . .  $             300              -  $      -  $          -
Reorganization. . . . . . . . . . . . . . . . . . . . .               (300)         1,000         1           299
Issuance of common stock in exchange for accrued wages.                  -     11,385,000    11,300       153,700
Issuance of common stock for consulting services. . . .                  -      3,930,000    40,150        22,850
Exchange of common stock. . . . . . . . . . . . . . . .                  -      2,541,500   127,124      (127,124)
Stock issued for retirement of debt . . . . . . . . . .             85,000        850,000       850        55,250
Stock issued for fixed assets . . . . . . . . . . . . .                  -        190,000     1,900       123,100
Stock issued for intangible asset . . . . . . . . . . .                  -        250,000     2,500       162,500
Stock issued for consulting services. . . . . . . . . .                  -         10,000       100         6,500
Stock issued for cash . . . . . . . . . . . . . . . . .                  -        150,000     1,500        98,500
Net loss. . . . . . . . . . . . . . . . . . . . . . . .                  -              -         -             -
                                                         ------------------  ------------  --------  -------------
Balance, December 31, 1999. . . . . . . . . . . . . . .                  -     18,542,500   185,425       495,575
Net loss (unaudited). . . . . . . . . . . . . . . . . .                  -              -         -             -
                                                         ------------------  ------------  --------  -------------
Balance, June 30, 2000 (unaudited). . . . . . . . . . .  $               -     18,542,500  $185,425  $    495,575
                                                         ==================  ============  ========  =============

                       See notes to financial statements.

                              IDIAL NETWORKS, INC.

                        STATEMENT OF ACCUMULATED DEFICIT
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
                      AND THE YEAR ENDED DECEMBER 31, 1999
                                (continued)

                                                       Accumulated     Total Stockholders'
                                                         Deficit              (Deficit)
                                                         ---------------------  ----------
Balance, December 31, 1998. . . . . . . . . . . . . . .  $           (294,049)  $(293,749)
Reorganization. . . . . . . . . . . . . . . . . . . . .                     -           -
Issuance of common stock in exchange for accrued wages.                     -     165,000
Issuance of common stock for consulting services. . . .                     -      63,000
Exchange of common stock. . . . . . . . . . . . . . . .                     -           -
Stock issued for retirement of debt . . . . . . . . . .                     -      56,100
Stock issued for fixed assets . . . . . . . . . . . . .                     -     125,000
Stock issued for intangible asset . . . . . . . . . . .                     -     165,000
Stock issued for consulting services. . . . . . . . . .                     -       6,600
Stock issued for cash . . . . . . . . . . . . . . . . .                     -     100,000
Net loss. . . . . . . . . . . . . . . . . . . . . . . .              (560,760)   (560,760)
                                                         ---------------------  ----------
Balance, December 31, 1999. . . . . . . . . . . . . . .              (854,809)   (173,809)
Net loss (unaudited). . . . . . . . . . . . . . . . . .              (814,865)   (814,865)
                                                         ---------------------  ----------
Balance, June 30, 2000 (unaudited). . . . . . . . . . .  $         (1,669,474)  $(988,474)
                                                         =====================  ==========

                       See notes to financial statements.

                              IDIAL NETWORKS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                       ------------------
                                                                                           2000        1999
                                                                              ------------------  ----------
  (Unaudited)
Cash flows from operating activities
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (814,665)  $(149,035)
                                                                              ------------------  ----------
 Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .            149,679      35,645
   Changes in assets and liabilities
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .            (41,236)    (81,885)
     Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .             75,322           -
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .            170,692     132,827
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (35,715)     60,000
                                                                              ------------------  ----------
                                                                                        318,742     146,587
                                                                              ------------------  ----------
       Net cash used in operating activities . . . . . . . . . . . . . . . .           (495,923)     (2,448)
                                                                              ------------------  ----------
Cash flows from investing activities
 Purchase of property and equipment. . . . . . . . . . . . . . . . . . . . .            (73,901)   (182,180)
 Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (3,499)       (845)
                                                                              ------------------  ----------
       Net cash used in investing activities . . . . . . . . . . . . . . . .            (77,400)   (183,025)
                                                                              ------------------  ----------

Cash flows from financing activities
 Proceeds from issuance of long-term debt. . . . . . . . . . . . . . . . . .            759,532      32,225
 Net repayments on advances from member. . . . . . . . . . . . . . . . . . .            (58,450)    (25,995)
 Payments on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .            (67,931)          -
                                                                              ------------------  ----------
       Net cash provided by financing activities . . . . . . . . . . . . . .            633,151       6,230
                                                                              ------------------  ----------
       Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . .             59,828    (179,243)
Cash, beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . .             11,481     118,493
                                                                              ------------------  ----------
Cash, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          71,309   $ (60,750)
                                                                              ==================  ==========

                       See notes to financial statements.

                              IDIAL NETWORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

Organization  and  Business
---------------------------

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

Basis  of  Presentation
-----------------------

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

                              IDIAL NETWORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Concentration  of  Credit  Risk
-------------------------------

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable. Additionally, the Company maintains cash balances in bank deposit accounts, which, at times, may exceed federally insured limits. During the year ended December 31, 1999, predominantly all of the Company's sales were generated form two companies and receivables from these companies consisted of $20,611 or 77% of total trade accounts receivable. During the year ended December 31, 1998, predominantly all of the Company's sales were generated from one company and receivables consisted of $82,614 or 95% of total trade accounts receivable.

Loan  Origination  Fees
-----------------------

The December 31, 1998 loan origination fees were direct costs incurred for the origination of loans that were deferred and amortized to interest expense using the interest method over the contractual terms of the loans. During 1999, the loan origination fees were expensed in connection with the settlement of the related debt through the transfer of common stock.

Advertising  Costs
------------------

The  Company  expenses  advertising  costs  as  incurred.

Use  of  Estimates
------------------

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

Property  and  Equipment
------------------------

Property and equipment are stated at cost; equipment under capital lease is stated at the lower of fair market value or net present value of minimum lease payments at inception of the leases. Depreciation is computed using the straight-line method over the estimated useful lives or lease terms of the related assets of three to five years.

Intangible  Asset
-----------------

Intangible asset consists of trademarks and rights of a particular phone card and is stated at cost. Amortization is computed using the straight line over the estimated useful life of the asset of five years.

                              IDIAL NETWORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Revenue  Recognition
--------------------

Revenue is recognized upon the completion of long distance telephone service based on the duration of the telephone call.

Fair  Value  of  Financial  Instruments
---------------------------------------

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

Long-Lived  Assets
------------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At December 31, 1999, the Company determined no impairment was appropriate.

Income  Taxes
-------------

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

                              IDIAL NETWORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Basic  and  Diluted  Net  Loss  Per  Share
------------------------------------------

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

Recently  Issued  Accounting  Pronouncements
--------------------------------------------

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

Proprietary Technology. The Company uses a combination of its own proprietary software applications and commercially available licensed technology to conduct Internet and telephone routing operations. The Company has developed proprietary software, which permits a customer to purchase a virtual calling card on the Web site using a credit card, and to have the virtual calling card account activated while on the Web site. Also proprietary are various credit and fraud management applications, which aid in checking credit and limiting fraudulent transactions. Additionally, the Company has developed proprietary software that allows for the real-time provisioning of customers on the network using a credit card and has immediate access to multiple accounts and services serving the wireless and residential/soho markets.

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

The Company has deployed VoIP technology with leading manufacturers such as Cisco Systems and Clarent, and contracts for carriage with major Internet backbone suppliers such as Quest and Pacific Gateway. The company will continue to expand its network based on technologies provided by Cisco and Microsoft. The Company engineering staff consists of five software developers located at the Company's 90% owned Technology Center in Sri Lanka, as well as two Dallas based technicians.

Employees. As of June 30, 2000, we employed 15 full-time and 10 part-time employees. None of our employees are covered by collective bargaining agreements.

                         PART I - FINANCIAL INFORMATION




(2)     Results  of  Operations  Three  and  Six  Months  Ended  June  30,  2000
        ------------------------------------------------------------------------


During the three months ended June 30, 2000 and 1999, the Partnership had net losses of $469,248 and $123,394, based on total sales of $440,366 and $427,372, cost of sales of $522,965 and $420,558 and selling, general and administrative expenses of $384,649 and $130,208, respectively. For the three months ended June 30, 2000 and 1999, the net loss per share was $.03 and $.01, respectively.

During the six months ended June 30, 2000 and 1999, the Company had net losses of $795,380 and $149,035, based on total sales of $814,232 and $838,475, cost of sales of $854, 366 and $734,921 and selling, general and administrative expenses of $735,600 and $236,742, respectively. For the six months ended June 30, 2000 and 1999, the net loss per share was $.04 and $.01, respectively.

Three months ended June 30, 2000, compared to the three months ended June 30, 1999.

The Company's recorded loss for the second quarter in 2000 was $476,677 compared to $124,074 for the same quarter in 1999. This $352,603 increase in the loss was comprised of a slight increase in sales, but a decrease in gross margin and an increase in selling general and administrative expenses of $254,441.

The $12,944 increase in sales was due to the company developing new sales outlets. However, along with developing new sales outlets came the additional expenses of developing those sales and the giving away of a certain amount of product as promotional costs.

The increase of $254,441 in selling general and administrative expense is primarily attributable to an increase of approximately $40,000 in consulting and an increase of approximately $50,000 in salary expense. Much of the increase in salary expense was related to the Company's efforts to increase sales. The Company also recorded approximately $68,000 more in depreciation and amortization compared to the same quarter of the previous year. The remainder of the increase is related to increases in general office expense including rent expense on additional equipment leased under operating leases.

Six  Months  ended  June 30, 2000 compared to the six months ended June 30, 1999

The Company's loss for the six months ended June 30, 2000 was $814,665 compared to $149,025 for the six months ended June 30, 1999. Although sales were consistent there was a significant increase on cost of sales. This increase was attributable to intense competition in the market s well as problems that the company incurred with a significant vendor during May causing the company to utilize other vendors resulting in increased costs.

Additionally, selling, general and administrative expenses increased $498,858 from the six months ended June 30, 1999 to the six months ended June 30, 2000.
This was primarily due to an increase $112,566 due to expansion in south-east Asia. Depreciation and amortization increased approximately $95,000 due to an increase in fixed and intangible assets. Approximately $67,000 of the increase related o salary increase due to the company's effort to increase sales. The reminder of the increase is related to increases in general office expense including rent expense on additional equipment leases under operating leases.

Liquidity  and  Capital  Resources
----------------------------------

During the six months ended June 30, 2000, the Company's operating cash requirement was $495,923., attributed to a net loss of $814,665 mitigated by non cash charges for depreciation and amortization of $149,679 . This shortfall was primarily funded by short-term borrowings of a approximately $ 704,000 from a shareholder of the company.

iDial currently is in the process of raising the necessary capital for continuing operations and growth through the following activities:
1. Bank Loan - we expect to close on a facility that provides the necessary capital for continuing operations this month. Negotiations are currently taking place to secure the loan with stock from major shareholders of the company.
2. Acquisition - The company will pursue acquisition opportunities to rapidly expand its revenue and profits. This will also strengthen the company cash flow and operating position.
3. Stock Sale - The company is in the process of seeking investors to purchase company stock and provide equity funding for the growth of the company.
4. Sales - In August 2000, the company acquired Woofnet.com, Inc. a next generation, e-commerce company internet company that utilizes multi-media to drive sales of consumer products and services by marrying television with the global reach of web-based e-commerce. Woofnet.com, Inc. was acquired with common stock valued at $8.1 million. With the recent acquisition of Whoofnet.Com the company expects to increase it's sales over the coming months dramatically. This increase in sales will lower our overall costs associated with carrier costs due to higher discounts available with our increase in volume from carriers. In addition the cash flow generated from the sales will serve to help with continued operations of the company.

PART  II:  OTHER  INFORMATION

Item  1.     Legal  Proceedings

               None

Item  2.     Change  in  Securities

               None

Item  3.     Defaults  Upon  Senior  Securities

               None

Item  4.     Submission  of  Matters  to  Vote  of  Security  Holders

               None

Item  5.     Other  Information

               None

Item  6.     Exhibits  and  Reports  on  Form  8  -  K

               None



EXHIBIT  INDEX
     Financial  Statements  and  Documents
     Furnished  as  a  part  of  this  Registration  Statement
     Exhibit  FQ1-00  Financial  Statements  (unaudited)  June  30,  2000

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

August  4,  2000

                              IDIAL NETWORKS, INC.
                                    formerly
                        Desert Springs Acquisitions, Inc.

                                       By

/s/Mark Wood                 /s/George V. Stein
   Mark  Wood                   George  V.  Stein
chairman  of  the  board        president/  director