Form 10QSB
period 2000-09-30
IDIAL NETWORKS INC
filed 2000-11-14
CIK 810932

--------------------------------------------------------------------------------
                                 Mark  T.  Woood
                                    CHAIRMAN
                              iDial  Networks,  Inc.
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

                       For  the  Quarter  ended  September  30,  2000

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

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 31,818,658.

                          PART I: FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                              IDIAL NETWORKS, INC.

                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  September  30,  December  31,
                                                       2000            1999
                                                  ------------  --------------
                                                   (Unaudited)
Current  assets
 Cash                                              $   102,478   $      11,481
 Accounts  receivable  -  trade                         42,828          26,614
 Other  receivables                                      7,228         100,000
 Prepaid  expenses                                      56,389               -
                                                  ------------  --------------
   Total  current  assets                              208,923         138,095

Property,  net                                         100,765         255,587

Other  assets
 Capitalized  Software  Costs,  net                  2,197,979               -
 Other  Intangibles                                    215,000         215,000
 Goodwill                                            5,470,822               -
 Available  for  Sale  -  Securities                   127,200               -
 Deposits                                               14,724           8,855
                                                  ------------  --------------
   Total  other  assets                              8,025,725         223,855

Total  assets                                     $  8,335,413   $     617,537
                                                  ============  ==============
Current  liabilities
 Current  portion  of  long-term  debt             $   760,551   $      96,416
 Accounts  payable                                     864,574         347,445
 Deferred  Revenue                                     220,285               -
 Accrued  liabilities                                   77,712          80,000
                                                  ------------  --------------
   Total  current  liabilities                       1,923,122         523,861

Long-term  liabilities
 Advances  from  stockholder's  & related parties .    205,600         119,100
 Notes  payable                                        150,063         148,385
                                                  ------------  --------------
   Total  long-term  liabilities                       355,663         267,485

Total  liabilities                                   2,278,785         791,346

Stockholders'  deficit
Common  stock,  $.01  par  value,  100,000,000         317,287         185,425
shares  authorized,  31,728,730  shares  issued  and
outstanding
Additional  paid  in  capital                       10,784,911         495,575
Unrealized  gain  on  marketable  securities            54,000               -
Accumulated  deficit                               (5,099,570)       (854,809)
                                                  ------------  --------------
   Total  stockholders'  deficit                    6,056,628        (173,809)
                                                  ------------  --------------
Total  liabilities  and  stockholders'  deficit  $  8,335,413    $     617,537
                                                  ============  ==============

                       See  notes  to  financial  statements.

                      IDIAL NETWORKS, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      Three  Months  Three  Months   Nine  Months   Nine  Months
                          Ended           Ended        Ended          Ended
                       September  30, September  30, September 30, September 30,
                           2000            1999         2000          1999
--------------------------------------------------------------------------------
                       (uanudited)    (uanudited)    (uanudited)   (uanudited)

Sales                 $     135,438   $     508,854   $   949,670   $  1,327,329
Cost  of  sales             (77,524)       (361,435)     (931,890)   (1,096,356)
--------------------------------------------------------------------------------

Gross  profit                 57,914         147,419        17,780       230,973
Selling,  general  and  administrative
expenses.                 (3,478,696)       (222,548)  (4,214,296)     (439,290)
--------------------------------------------------------------------------------
Net  operating  income    (3,420,782)        (75,129)   (4,196,516)    (208,317)
Other  expense:
Interest  expense             (9,314)              0       (48,245)     (15,847)
--------------------------------------------------------------------------------

Net  loss$                (3,430,096)  $    (75,129)  $ (4,244,761)  $ (224,164)
--------------------------------------------------------------------------------
Other  comprehensive  income:
Unrealized gain on securities 54,000              0         54,000            0
--------------------------------------------------------------------------------
Comprehensive  loss    $  (3,376,096)  $    (75,129)  $ (4,190,761)  $ (224,164)
--------------------------------------------------------------------------------
Weighted  average  shares
Outstanding               18,542,000     14,211,267     21,767,882    14,211,267
--------------------------------------------------------------------------------
Net  loss  per  share,  basic  and
diluted               $        (.19)  $       (.01)  $       (.20)  $      (.02)
--------------------------------------------------------------------------------
Comprehensive  loss  per
 share$                        (.18)  $       (.01)  $       (.19)  $      (.02)
--------------------------------------------------------------------------------

                       See  notes  to  financial  statements.

                              IDIAL NETWORKS, INC.

                        STATEMENT OF ACCUMULATED DEFICIT
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                      AND THE YEAR ENDED DECEMBER 31, 1999

                                Members'         Common  Stock        Additional
                                Capital                                 Paid-in
                                 Amount         Shares       Amount      Capital
--------------------------------------------------------------------------------
Balance, December 31, 1998.   $       300              -  $      -  $          -
Reorganization                       (300)         1,000         1           299
Issuance  of  common  stock  in  exchange  for
accrued  wages.                         -     11,385,000    11,300       153,700
Issuance  of  common  stock  for  consulting
 Services                               -      3,930,000    40,150        22,850
Exchange  of  common  stock             -      2,541,500   127,124     (127,124)
Stock issued for retirement of debt     -         85,000       850        55,250
Stock issued for fixed assets           -        190,000     1,900       123,100
Stock issued for intangible asset       -        250,000     2,500       162,500
Stock issued for consulting services    -         10,000       100         6,500
Stock  issued  for  cash                -        150,000     1,500        98,500
Net  loss                               -              -         -             -
--------------------------------------------------------------------------------
Balance,  December  31,
1999                                    -     18,542,500   185,425       495,575
Stock issued in connection with
acquisition                                   10,000,000   100,000     8,000,000
Stock issued for consulting services - 3,186,230 31,862 2,289,336 Unrealized gain on marketable
 Securities                             -              -         -             -
Net  loss  (unaudited)                  -              -         -             -
--------------------------------------------------------------------------------
Balance, September 30, 2000
(unaudited)                   $         -     31,728,730  $317,287  $ 10,784,911
================================================================================

                       See  notes  to  financial  statements.

                              IDIAL  NETWORKS,  INC.

                        STATEMENT  OF  ACCUMULATED  DEFICIT
              FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2000  (UNAUDITED)
                      AND  THE  YEAR  ENDED  DECEMBER  31,  1999
                                (continued)

                                           Unrealized
                                             Gain  on
                                            Marketable   Accumulated   Total
                                                                   Stockholders'
                                           Securities      Deficit     (Deficit)
--------------------------------------------------------------------------------
Balance,  December  31,  1998.      $      -       $  (294,049)     $  (293,749)
Reorganization                             -                 -                -
Issuance  of  common  stock  in  exchange  for
accrued  wages.                            -                 -           165,000
Issuance  of  common  stock  for  consulting
Services                                   -                 -            63,000
Exchange  of  common  stock                -                 -                 -
Stock  issued  for  retirement  of  debt   -                 -            56,100
Stock  issued  for  fixed  assets          -                 -           125,000
Stock  issued  for  intangible  asset      -                 -           165,000
Stock  issued  for  consulting  services   -                 -             6,600
Stock  issued  for  cash                   -                 -           100,000
Net  loss                                  -         (560,760)         (560,760)
--------------------------------------------------------------------------------
Balance,  December  31,  1999              -         (854,809)         (173,809)
Stock issued in connection with
 acquisition                               -                -          8,100,000
Stock  issued  for  consulting  services   -                -          2,321,198
Unrealized gain on marketable
Securities                            54,000           54,000             54,000
Net  loss  (unaudited)                     -       (4,244,761)       (4,244,761)
--------------------------------------------------------------------------------
Balance,  September  30,  2000
(unaudited)                        $  54,000      $(5,099,570)         6,056,628
================================================================================

                       See  notes  to  financial  statements.

                              IDIAL  NETWORKS,  INC.
                            STATEMENTS  OF  CASH  FLOWS


                                                          Nine  Months  Ended
                                                             September  30,
                                                          2000           1999
                                                       (Unaudited)   (Unaudited)
--------------------------------------------------------------------------------
Cash  flows  from  operating  activities
 Net  loss$                                              (4,244,761)   (224,164)

 Adjustments  to  reconcile  net  loss  to net cash used in operating activities
   Depreciation  and  amortization                          619,156      151,685
   Stock  based  compensation                             2,321,198
   Changes  in  assets  and  liabilities
     Accounts  receivable                                   (16,214)   (107,929)
     Other  receivables                                      92,772            -
     Prepaid  expenses                                      (40,500)           -
     Accounts  payable                                       412,776     217,757
     Accrued  expenses                                        (2,288)    106,846
     Deferred  Revenue                                       220,285           -
--------------------------------------------------------------------------------
       Net  cash  used  in  operating  activities           (637,576)    144,195
--------------------------------------------------------------------------------

Cash  flows  from  investing  activities
 Purchase  of  property  and  equipment                     (17,871)   (208,309)
 Deposits                                                    (5,869)       2,155
--------------------------------------------------------------------------------
       Net  cash  used  in  investing  activities           (23,740)   (206,154)
--------------------------------------------------------------------------------
Cash  flows  from  financing  activities
 Net  proceeds from issuance of
long-term debt and stockholder advances                      752,313       1,851
--------------------------------------------------------------------------------
       Net cash provided by financing activities             752,313       1,851
--------------------------------------------------------------------------------
       Net  increase  (decrease)  in  cash                   90,997     (60,108)
Cash,  beginning  of  period                                 11,481      118,493
--------------------------------------------------------------------------------
Cash,  end  of  period.                           $         102,478   $   58,385
================================================================================

Supplemental  disclosure  of  noncash  investing  and  financing  activities:
In the nine months ended September 30, 2000, The Company acquired 100% of the stock of Whoofnet.com, Inc. and reported on a Form 8-K. The purchase prices combined were allocated as follows:

     Assets  acquired
       Cash                                    $    4,885
       Available  for  sale  -  securities        127,200
       Property  and  equipment                 2,331,391
       Prepaid  expense  and  other                15,889
                                              -----------
         Total  assets  acquired               $2,479,365

     Liabilities  assumed
     Accounts  payable and accrued expenses    $  104,353
     Net  assets  acquired                      2,375,012
     Fair  value  of  common  stock  issued     8,100,000

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

In August 2000, the company acquired 100% of the stock of Whoofnet.com, Inc. ("Whoofnet.com") in exchange for the issuance of 10 million new investment shares of common stock of the Company.

Whoofnet.com is a next generation Internet Company designed for direct selling. The company was formed under the laws of Florida on March 6, 2000. The major product is an Internet portal for use by the general public. The Company has recently completed its field-testing and Management plans to begin sales within the next several months. All costs associated with the startup phase of the organization have been expensed in the current period as per Statement of Position 98-5.

Whoofnet.com also formed 6 subsidiary Delaware Corporations between the months of March and May 2000, and 2 foreign subsidiary corporations for the operations of various aspects of its business.

1) Whoofbiz, Inc. organized in March 2000 is planned to provide small business services, which includes a 24-hour customer service center, product fulfillment, merchant account fulfillment, and low cost high quality telecommunications services.

2) Whoofhealth, Inc. sells its own homeopathic herbal branded products to the general public. The product is marketed through various media including TV, Direct Sales and the Internet. The Company was organized April 28, 2000.

3) Whoofmail, Inc. was organized to provide free multilingual email services to be offered to the general public, in order to build the customer base. The Company was organized April 28, 2000.

4) Whoofmall, Inc. will provide a shopping mall on the Internet, whereby other vendors can advertise and sell their products to the general public. The Company will receive its revenue through various services offered to the vendors who are participating in the mall. The Company was organized May 2000.

5) Whoofmusic.com, Inc. was created to sell its own label specializing in music from the 60's, 70's, 80's and 90's and related products. Marketing will be done through TV Press media and the Internet. The Company was organized May 2000.

6) Whooftelco, Inc. will be a low cost high quality telecommunications provider to the European and Asian wireless community and to the low cost domestic and international calls customer in the United States. The Company was organized March 2000.

7) Whoofnet.Com AC is a Swedish corporation formed on June 16, 2000. The purpose is to act as the European call center for Whoofnet.Com.

8) Whoofstore.Co AB formed on June 16, 2000 is also a Swedish corporation as a duty free sales center Management estimates that the licensure granting the Company a tax-free status has a market value between $5 to 10 million US dollars.

As of the date of these financial statements none of the subsidiaries were active or funded.

In September 2000 iDial issued a letter of intent to acquire 100% of the stock of 2sendit.com. The transaction was completed in November 2000.

2sendit.Com provides a marketing service by advertising the products and services through a variety of media with a primary focus on the use of fax mail, direct mail and email. In addition the company provides ancillary services, which include the sales of mailing lists, and consultation services.

The primary customer has been the investment market but the company has recently expanded its integration into the general business market.

Basis  of  Presentation
-----------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.

                              IDIAL  NETWORKS,  INC.

                          NOTES  TO  FINANCIAL  STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Principals  of  Consolidation
---------------------------

The Companies consolidation policy conforms to FASB Statements 94, dealing with consolidations of all majority-owned subsidiaries. FASB Statements 94 requires the Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary corporations, after elimination of all material inter-company accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50% are accounted for under the equity method. Non-marketable investments in which the Company has less than 29% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.

Proforma  results  of  operations
------------------------------

The unaudited proforma results of operations had The Company acquired Whoofnet.com, Inc as of March 6, 2000 (inception) are as follows for the nine months ended September 30, 2000:

          Revenues  949,670
          Net  Loss  (5,157,143)
          Net  Loss  per  share  .         (.24)
          (basic  and  diluted)


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

The Company has integrated the economics of VoIP technology with the convenience of conventional telephony to enable web initiated telephone services. With this Dial technology, we are able to offer consumers and businesses telephony services at costs approaching the wholesale rates of carriers. Unlike some competitors who offer PC to phone services, iDial's web based services are provisioned via the Internet but all calls are currently made phone to phone. The majority of PC owners do not have microphones and telephony software and thus prefer the more familiar telephone for verbal communications. When the market dictates, iDial will offer PC to Phone and PC to PC telephony services. iDial delivers high-quality traditional and VoIP telephony services to consumers and businesses, with the following benefits:

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

Product Description. iDial has integrated the economics of VoIP and WAP technology with the convenience of conventional telephony to enable web initiated telephone services. With this iDial technology, the company is able to offer consumers and businesses telephony services at costs approaching the wholesale rates of carriers.

iDial's wholly owned subsidiary Whoofnet.com will develop and implement marketing plans to incorporate sales of the entire iDial product line. Whoofnet.com will also design and develop the iDial web site allowing iDial Networks to revert back to research and development of new and existing product lines. The company will continue to expand its profitable agent program, whereby other web sites and independent sales agent are paid a commission to sell iDial products. Additionally, several Business to Business products developed by iDial will be aggressively marketed by Whoofnet.com.

iDial, through its marketing arm of Whoofnet.com, will enter the European market with our VoIP and WAP applications. In a joint venture with a Swedish government agency, we are in the process of building a customer service center in Bracke Kommun in Sweden.

Wireless Application Protocol (WAP) is the de facto worldwide standard for providing Internet communications and advanced telephony services on digital mobile phones, pagers, personal digital assistants (PDAs), and other wireless terminals. The exploding wireless market is embracing WAP technology, with a predicted 600 million WAP phones is use by the end of 2003. Europe is leading the way in WAP, and Forrester Research predicts that 219 million Europeans will be accessing the Internet on a daily basis by 2003.

iDial has developed a plan to be "first to market" with WAP connectivity to our iDial services. We believe that a tremendous opportunity exists to:

Immediately provide low cost international long distance services to WAP enabled phones through our WAP enabled technology. Incorporate WAP access into the iDial portal, giving WAP users the same carrier choices available to traditional wireless users, and incorporate a "free" concept for WAP enabled long distance as a choice through our portal and network.

iDial has developed and applied for patents for applications to enable Personal Digital Appliances (PDA) such as the Palm Pilot VII to instantly connect with the iDial site and avail themselves of the company's long distance services. A similar application for the new Microsoft Pocket PC has also been completed. iDial will continue to develop WAP enabled products and services to insure that its core products will always be easily accessible by wireless devices.

Additionally the Company currently offers traditional prepaid phone cards and VoIP services based on iDial technology under the following brand names for which various trade and service marks are registered:

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

The Company has deployed VoIP technology with leading manufacturers such as Cisco Systems and Clarent, and contracts for carriage with major Internet backbone suppliers such as Qwest and Pacific Gateway. The company will continue to expand its network based on technologies provided by Cisco and Microsoft. The Company engineering staff consists of five software developers located at the Company's 90% owned Technology Center in Sri Lanka, as well as two Dallas based technicians.

Employees. As of September 30, 2000, we employed 15 full-time and 10 part-time employees. None of our employees are covered by collective bargaining agreements.

                         PART  I  -  FINANCIAL  INFORMATION


(2)  Results  of  Operations  Three  and  Nine  Months Ended  September 30, 2000
       ------------------------------------------------------------------------

Results  of  operations  for  the three months ended September 30, 2000 and 1999

Sales decreased $373,416 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. This is primarily attributable to the increase in deferred revenue related to unused telephone cards. This increase corresponds to an increase in Long distance minutes sold during the fiscal 2000 period. The remainder of the decrease is attributable to the increasingly competitive market for phone cards resulting in a decrease in the average sales price per minute.

General and administrative expenses increased $3,256,148 for the three months ended September 30, 2000 compared to the same period in 1999. This is due to the Company issuing common stock valued at $2,289,336 in exchange for consulting services. Additionally, the Company incurred approximately $250,000 of amortization expense in connection with the goodwill associated with the acquisition of Whoofnet.com, Inc (Whoofnet). The remaining increase is primarily attributable to increases in salaries and wages as well as the operations of Whoofnet from the date of acquisition through September 30, 2000.


Results  of  operations  for  the  nine months ended September 30, 2000 and 1999


Sales decreased $377,659 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Again, this is attributable to the increase in deferred revenue of approximately $220,000 The remainder of the decrease is attributable to increasingly competitive market for phone cards. While number of minutes has increased, the average sale price per minute has decreased.

Gross profit decreased from approximately 18.6% to 2%. Again, this is attributable to a the competitive market which is causing the company to reduce the sales price while costs have been constant to slightly greater than in the 1999 period.

General and administrative expenses increased $3,775,006 for the nine months ended September 30, 2000 compared to the same period in 1999. This is due to the Company issuing common stock valued at $2,289,336 in exchange for consulting services. Additionally, the Company incurred approximately $250,000 of amortization expense in connection with the goodwill associated with the acquisition of Whoofnet.com, Inc (Whoofnet). The remaining increase is primarily attributable to increases in salaries and wages as well as the operations of Whoofnet from the date of acquisition through September 30, 2000.



Liquidity  and  Capital  Resources
----------------------------------

During the nine months ended September 30, 2000, the Company's net cash used in operating activities was $637,576. This shortfall was primarily funded by short-term borrowings of a approximately $ 752,313.

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

                                      None

                    Item 3.  Defaults Upon Senior Securities

                                      None

           Item 4.  Submission of Matters to Vote of Security Holders

                                      None

                           Item 5.  Other Information

A. RESIGNATION OF DIRECTOR. During the period George Stein, the Chairman of the Board of the Company, resigned for personal reasons. There were no disagreements with the Company. He has been replaced on the board by Gerald Lesher. Mr. Lesher, age 62, has been a practicing attorney since 1975, licenced to practice law in Pennsylvania and Florida.

B. ACQUISITION SUBSEQUENT TO FILING PERIOD. On October 12, 2000 the Company acquired all of the stock of 2SendIt.com Inc, a Colorado Corporation, in exchange for the issuance of 4,199,998 new investment shares of the Company.

2sendit.Com provides a marketing service by advertising the products and services through a variety of media with a primary focus on the use of fax mail, direct mail and email. In addition the company provides ancillary services, which include the sales of mailing lists, and consultation services.

The primary customer has been the investment market but the company has recently expanded its integration into the general business market.


                    Item 6.  Exhibits and reports on Form 8-K

                                      None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

November  14,  2000

                              IDIAL  NETWORKS,  INC.
                                    formerly
                        Desert  Springs  Acquisitions,  Inc.

                                       By

/s/Mark  Wood                 /s/Carl  Battie
   Mark  Wood                   Carl  Battie
Chairman  of  the  Board        Vice  Chairman  of  the  Board