Form 10KSB
period 2000-12-31
IDIAL NETWORKS INC
filed 2001-04-03
CIK 810932

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       Commission File Number:  33-12029-D

                      for the year ended December 31, 2000


                              IDIAL NETWORKS, INC.

                                    formerly
                        Desert Springs Acquisitions, Inc.

Nevada                                                                75-2863583
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

19009  Preston  Road,  Suite  215  PMB#  236,  Dallas, TX                  75252
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (954)  578-5333

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:         None

Yes[X] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

Not[] (Indicate by check mark whether if disclosure of delinquent filers ('229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of December 31, 2000, Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As  of  December  31,  2000:

the number of shares outstanding of the Registrant's Common Stock was 87,969,856.

the aggregate number of shares held by non-affiliates was approximately 50,966,652.

                       Exhibit Index is found on page 35.

Introduction                                                                   3

PART  I                                                                        3

Item  1.  Description  of  Business.                                           3
      (a)  Historical  Information                                             3
      (b)  Our  Business                                                       4

Item  2.  Description  of  Property                                           20

Item  3.  Legal  Proceedings                                                  20

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         20

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters              21
      (a)  Market  Information                                                21
      (b)  Holders                                                            21
      (c)  Dividends                                                          21
      (d)  Sales  of  Unregistered  Common  Stock  2000                       21

Item  6.  Managements  Discussion  and  Analysis  or  Plan of Operation       22

Item  7.  Financial  Statements                                               31

Item  8.  Changes  in  and  Disagreements  with  Accountants
          on  Accounting  and  Financial  Disclosure                          31

Item  9.  Security  Ownership  of  Officers and Directors and 5% Owners       32

Item  10.  Directors  and  Executive  Officers,  Promoters  and Control Persons;
      Compliance  with  Section  16(a)  of  the  Exchange  Act.               34

Item  11.  Executive  Compensation                                            35

Item  12.  Certain  Relationships  and  Related  Transactions                 35

Item  13.  Exhibits,  Financial  Statement  Schedules,  and Reports on Form 8-K
                                                                              35
      (a)  Financial  Statements                                              35
      (b)  Form  8-K  Reports                                                 35

                                  INTRODUCTION

     This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act ), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act ). Specifically, all statements other than statements of historical facts included in this report regarding the Company s financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company s management, as well as assumptions made by and information currently available to the Company s management. When used in this report, the words anticipate,
believe,   estimate,   expect,   intent,  and  words  or  phrases  of  similar
import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the cautionary statements ) reflects the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should may underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf are expressly qualified in their entirety by the applicable cautionary statements.

                                     PART  I


                        ITEM 1.  DESCRIPTION OF BUSINESS


 (A) HISTORICAL INFORMATION. We were incorporated in May 1997, as a Nevada Limited Liability Corporation as WoodComm LLC. In April 1999, WoodComm LLC was reorganized from an LLC to a Nevada Corporation WoodComm International, Inc.
(WCI). In December 1999, Desert Springs Acquisition Corporation (Desert Springs) acquired all of the issued and outstanding common shares of WCI in exchange for 15,316,000 shares of common stock of Desert Springs. For financial reporting purposes, the business combination was accounted for as an additional capitalization of the Company (a reverse acquisition with WCI as the acquirer). WCI is considered the surviving entity. The historical financial statements prior to the merger are those of WCI. Desert Springs only assets and liabilities consisted of a liability for $80,346. The liabilities were not assumed in the merger.

     In January 2000, Desert Springs moved its state of incorporation to Nevada by merger of the Colorado Corporation with and into iDial Networks, Inc. (a Nevada corporation). Our administrative offices are located at 7771 W. Oakland Park Blvd, Suite 217, Sunrise, FL 33351. Our telephone number is (954) 578-5333 and our website can be found at www.idialnetworks.com. The information on our website is not part of this Form 10-KSB.

     We provide Internet-based voice telecommunication to customers around the world. We operate selected communication services, including phone cards and Internet enabled telephony. The Internet triggered calls combine the flexibility of a computer (on-line billing and call records) with the low tariffs of USA based carriers via calling centers of direct from home anywhere in the world. During 2000 we decided to change our business model from a telephony service provider only to that of a diversified product sales company. As part of our change in business model, in August 2000, we company acquired 100% of the stock of Whoofnet.com, Inc. ( Whoofnet.com ) in exchange for the issuance of 10 million new investment shares of common stock. Whoofnet.com is a next generation Internet Company designed for direct selling. That company was formed under the laws of Florida on March 6, 2000. Its major product is an Internet portal for use by the general public. That Company has recently completed its field-testing and Management plans to begin sales within the next several months. All costs associated with the startup phase of the organization have been expensed in the current period as per Statement of Position 98-5.

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

2) Whoofhealth, Inc. sells its own homeopathic herbal branded products to the general public. The product is market through various media including TV, Direct Sales and the Internet. It was organized April 28, 2000.

3) Whoofmail, Inc. was organized to provide free multilingual email service to be offered to the general public in order to build the customer base. It was organized April 28, 2000.

4) Whoofmall, Inc. will provide a shopping mall on the Internet, whereby other vendors can advertise and sell their products to the general public. It will receive its revenue through various services offered to the vendors who are participating in the mall. It was organized May 2000.

5) Whoofmusic.com, Inc. was created to sell its own label specializing in music from the 60 s, 70 s, 80 s and 90 s and related products. Marketing will be done through TV Press media and the Internet. It was organized May 2000.

6) Whooftelco, Inc. will be a low cost high quality telecommunications provider to the European and Asian wireless community and to the low cost domestic and international calls customer in the United States. It was organized March 2000.

7) Whoofnet.com AC is a Swedish corporation formed on January 16, 2001. The purpose is to act as the European call center for Whoofnet.com.

8) Whoofstore.Co AB formed on January 16, 2001, which is also a Swedish corporation operating as a duty free sales center Management estimates that the licensure granting the Company a tax-free status has a market value between $5 to 10 million US dollars.

As of the dated of our financial statements none of the subsidiaries were active or funded.

     In November 2000, we acquired 100% of the stock of 2sendit.com, Inc. in exchange for the issuance of 4,199,998 new investment shares of the common stock of the Company. 2sendit.com provides a marketing service by advertising the products and services through a variety of media with a primary focus on the use of fax mail, and email. With fax and email servers located in Dallas, TX and Denver CO, 2sendit.com is able to offer high capacity, low cost services. In addition that company maintains a small company attitude, allowing it to assist other small companies in need of our services.

     On November 15, 2000 we declared a 2 for 1 forward split of the outstanding shares of our common stock.


 (B) OUR BUSINESS. iDial Networks is an established Application Service Provider (ASP) of Internet Protocol and Wireless Application Protocol (WAP) technologies. The Internet is an increasingly significant interactive global medium for communication, information and commerce. International Data Corporation, a market research firm, estimates that the number of users who make purchases over the Internet worldwide will grow from 31 million in 1998 to more than 183 million in 2003.

     Emergence of Internet Telephony. Internet telephony has emerged as a low cost alternative to traditional long distance telephony. Internet telephone calls are less expensive than traditional international long distance calls primarily because these calls are routed over the Internet or through data networks. The use of the Internet bypasses a significant portion of international long distance networks and the relevant tariffs. Also, routing calls over the Internet is more cost-effective than routing calls over traditional circuit-switched networks, because the packet-switching technology that enables Internet telephony is more efficient than traditional circuit-switched voice technology. Packet-based networks, unlike circuit-based networks, do not require a fixed amount of bandwidth to be reserved for each call. This allows voice and data calls to be pooled, which means that pocket networks can carry more calls with the same amount of bandwidth. This greater efficiency creates network cost savings that can be passed on to the consumer in the form of lower long distance rates.

     PREPAID CALLING CARD INDUSTRY. The market for prepaid calling cards has grown significantly since 1993. This growth is attributed to three trends according to industry sources. First, the larger telecommunications companies have come to understand the strategic and financial benefits of prepaid calling cards. Second, consumers are becoming more aware of various advantages of prepaid cards. Third, businesses are beginning to purchase prepaids as a means of controlling telephony costs and simplifying record keeping. We believe that the affordable pricing, convenience and enhanced features of prepaid calling cards has attracted price sensitive customers, business travelers, international callers and other users of long distance service. Also, while prepaid calling cards are relatively new in the United States, they have been a widely used and accepted method of making telephone calls in Europe and Asia since the 1970 s.

     OUR TELEPHONE SERVICE PRODUCTS. We sell virtual prepaid calling cards over the Internet and physical prepaid cards through traditional retail outlets. Our Internet Phone Cards are virtual because we do not issue a physical card. Once sold, calling card can be used immediately to make international and domestic long distance calls. Our web system functions as follows. A potential customer accesses our website follows the prompt to enter the credit card information to purchase the virtual calling card, we verify the credit card within seconds and the confidential PIN and a toll free number is displayed for the customer to record, and the virtual calling card can be used immediately to place a call. The customer information becomes part of our database for future reference. Our Internet calling cards give us the flexibility of promptly changing the rates and features to respond to changing consumer demand, rather than having an inventory of physical cards with set features that cannot be changed until all are recalled or used. This also allows us to offer and test several different types of virtual calling cards with varying pricing features, thus providing a greater selection to our customers. Our website is accessible 24 hours per day, seven days a week, so we are not constrained by the hours that a retail store would be open for business. Our website may also be reached from the customer s home or office. The customer is not required to physically travel to another location to make a purchase and receive delivery. Our online purchasing and delivery also allows us to deliver a broad selection of products to customers worldwide in rural or other locations that do not have convenient access to physical stores.

     U.S. ACCESS. Our U.S. Access calling cards provide access to our network from the United States to more than 241 countries and territories. When using the U.S. Access calling card for a call from the United States to another country, the customer uses a touch tone telephone to dial a toll free number and enters the PIN and the telephone number the customer seeks to reach. Our enhanced services platform determines the calling card is valid and the number of call minutes remaining on it, based on the rate for the country being called. The platform then completes the call and reduces the available credit balance on the calling card at the conclusion of the call.

     WORLD ACCESS. When using the World Access calling card for a call from another country to the United States or from country to country outside the United States, the customer initiates the call through the Internet by accessing our website. On our web page, a form is displayed and the customer enters the telephone number where he or she is, the telephone number he or she wants to call and his or her PIN and then clicks on the call button. This information is transmitted over the Internet to our platform. The platform determines the virtual calling card is valid and has a sufficient balance and then routes a call to the customer at the number where he or she is. When the customer answers, the platform completes the call by connecting to the number the customer wanted to call. From our website, these features allow customers to make calls from anywhere in the world at our international United States long distance rates using the virtual calling card and Internet access to our website and platform.

     We have integrated the economics of VoIP technology with the convenience of conventional telephony to enable web initiated telephone services. With this iDial technology, we are able to offer consumers and businesses telephony services at costs approaching the wholesale rates of carriers. Unlike some competitors who offer PC to phone services, iDial s web based services are provisioned via the Internet but all calls are currently made phone to phone. The majority of PC owners do not have microphones and telephony services. iDial delivers high-quality traditional and VoIP telephony services to consumers and businesses, with the following benefits:

     LOW COST. Telephone calls are a fraction of the cost of traditional long distance service.

     HIGH VOICE QUALITY. We offer high voice quality by integrating traditional telephony and packet-switching technologies.

     EASE OF USE AND ACCESS. Designed for convenience and ease of access from anywhere in the world, an Internet connection and a standard Internet browser such as Netscape or Microsoft Internet Explorer is all that is required. Lacking an Internet connection, the customer may dial a toll free or local access number from any telephone or fax machine in the US to access our network as well.

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

     PRODUCT DESCRIPTION. iDial has integrated the economics of VoIP and WAP technology with the convenience of conventional telephony to enable web initiated telephone services. With this iDial technology, the company is able to offer consumers and businesses telephone services at costs approaching the wholesale rates of carriers.

     IDIAL S WHOLLY OWNED SUBSIDIARY WHOOFNET.COM will develop and implement marketing plans to incorporate sales of the entire iDial product line. Whoofnet.com will also design and develop the iDial web site allowing iDial

Networks to revert back to research and development of new and existing product lines. The company will continue to expand its profitable agent program, whereby other websites and independent sales agent are paid a commission to sell iDial products. Additionally, several business products developed by iDial will be aggressively marketed by Whoofnet.com. iDial, through its marketing arm of Whoofnet.com, will enter the European market with our VoIP and WAP applications. In a joint venture with a Swedish government agency, we are in the process of building a customer services center in Bracke Kommun in Sweden.

     WIRELESS APPLICATION PROTOCOL (WAP) is the de facto worldwide standard for providing Internet communications and advanced telephony services on digital mobile phones, pagers, personal digital assistants (PDAs), and other wireless terminals. The exploding wireless market is embracing WAP technology, with a predicated 600 million WAP phones is use by the end of 2003. Europe is leading the way in WAP, and Forrester Research predicts that 219 million Europeans will be accessing the Internet on a daily basis by 2003.

     iDial has developed a plan to be first to market with WAP connectivity to our iDial services. We believe that a tremendous opportunity exists to:

     Immediately provide low cost international long distance services to WAP enabled phones through our WAP enabled technology;

     Incorporate WAP access into the iDial portal, giving WAP users the same carrier choices available to traditional wireless users, and incorporate a free concept for WAP enabled long distance as a choice through our portal land network.

     iDial has developed and applied for patents for applications to enable Personal Digital Appliances (PDA) such as the Palm Pilot VII to instantly connect with the iDial site and avail themselves of the company s long distance services. A similar application for the new Microsoft Pocket PC has also been completed. iDial will continue to develop WAP enabled products and services to insure that its core products will always be easily accessible by wireless devices.

     Additionally we currently offer traditional prepaid phone cards and VoIP services based on iDial technology under the following brand names for which various trade and service marks are registered.

     NETPHONECARD   www.netphonecard.com  Web  initiated  worldwide  phone calls with  US  dial  tone  and  low  tariffs.

     IDIALDIRECT   www.idialdirect.com A complete communications portal offering flat-rate  US  products  and  worldwide  access  products.

     PHONE-ME-NOW   www.phonemenow.com  An iDial e-commerce tool. A Phone-Me-Now button is places on a website that allows a customer to initiate a call to his phone from a representative of the company that is hosting the site.

     SENDACALL   www.sendacall.com  Prepaid calls sent within a virtual greeting card by-mail to recipients anywhere in the world, allowing recipient to place free call to sender.

     WIRELESS  SERVICES   The  Company  will  continue  to  expand  wireless
development to include areas such as Wireless Access Protocol (WAP) and Bluetooth technologies.


OUR  INTERNATIONAL  NETWORKS

     OUR ENHANCED SERVICES PLATFORM. Our enhanced services platform is a specialized telephone switch based on technologies from Cisco, Microsoft and Dialogic (a wholly owned subsidiary of Intel Corp.). It is connected to our website and data base and to our network of outgoing and incoming telephone lines and Internet lines. It sets up all customer account and PIN information when a calling card is purchased and immediately activates the calling card so it can be used at the time of purchase. The platform also accepts and evaluates all calls from calling card holders over the toll free number and over the Internet and confirms the validity of the calling card and remaining balance. We have also programmed into the platform a lowest cost routing matrix. This matrix automatically routes each call over the route most economical to us. This means it will select our international carrier with the lowest rate of the Internet if we have a gateway in the call destination country. We believe our platform can currently support approximately 288 simultaneous calls and process over 4 million minutes of traffic per month. Our platform is expandable to carry more traffic by adding additional telephone trunks and equipment. Focusing on the international market, the use of our platform is spread throughout the day as a result of the different world time zones.

     We plan to develop and offer new products and services, which may require modifications and enhancements to our platform. For any modifications or enhancement, we will either contract with the manufacturer to develop new software or we may develop the software, or a combination of both. In the past, we have experienced delays when we have tried to upgrade our platform. If the software cannot be developed cost effectively, or there will be significant delays, we may elect to abandon a potential product or service in favor of one that can be timely developed on a cost effective basis. There can be no assurances that we can successfully develop the software to enable us to offer new products or services.

     OUR INTERNET GATEWAY NETWORK. As of December 31, 2000, we had international gateways operational in Sri Lanka, Laos, Thailand and Holland. As of such date, we also had domestic gateways operational in Dallas and in Los Angeles and Denver. We intend to place Internet gateways in various other countries. Before we place a gateway in another country, we enter into contractual relationships with local persons or entities to operate them. We typically own or lease the gateway or have the right to purchase it and the local person or entity is responsible for procuring local Internet provider connection and local telephone lines and complying with local law. Our contracts with the local person or entity are generally for a one-year term and are renewable unless either party declines to renew. We pay the local person or entity a negotiated rate per minute for terminating or originating calls through the gateway.

     Our gateways allow for voice quality transmission through the Internet. The historical poor sound quality of Internet voice transmission is due to the Internet not being created for simultaneous voice traffic. Unlike conventional voice communication circuits, in which the entire circuit is reserved for a call, Internet telephony uses packet switching technology, in which voice data is divided into discrete packets that are transmitted over the Internet. These packets must travel through several routers in order to reach their destination, which may cause misrouting, and delays in transmission and reception. The software in our gateways connect the packet switched data transmitted over the Internet to circuit switched public telephone networks in such a manner that virtually eliminates the delay in transmission normally involved in Internet voice transmission and the resulting pause and echo effect.

     Our Internet gateways enable us to route voice quality calls through our enhanced services platform to and from the country via the public Internet or private intranet networks such as a frame relay network. The cost of these calls is based on the local telephone rates for the country where the gateway is located. They are not based on internationally or local long distance rates.

     OUR LEASED LINES NETWORK. We also lease international telephone lines to transmit calls. Our lease agreements obligate the carriers to terminate calls routed by us to them at different rates for different countries and territories.

     With these agreements, we have access to more than 241 countries and territories. Leased capacity is typically obtained on a per-minute basis or point-to-point fiscal cost basis. Our agreements are typically one-year agreements with 30-day cancellation rights by either party. Rates are adjusted approximately every 30 days, are based on volume and our rates generally decline as volume increases. We are dependent on these carriers to terminate our calls, and the loss of one or more of them as a source for terminating calls could have a material adverse affect on us. However, we believe there are numerous international long distance carriers that transport calls to the countries we desire to target and we believe we could replace any of the carriers we lost. If the rates of any replacement carrier are higher, or our existing carriers raise their rates, our profit margins would decrease. We may sell to other long distance carriers any excess line capacity we have. Excess line capacity is the remaining capacity on our telephone lines not used by us to terminate our own calls during any given month.

     OUR THIRD PARTY CONTRACTS. Our success depends, in part, on our ability to continue to lease long distance telephone capacity from third parties at economic rates to serve the foreign countries we target. It also depends, in part, on our ability to maintain our contractual relationships with local terminating parties in those countries where we have Internet gateways. If we lose our leases or contracts or if these parties are unable to provide these services, we believe we could replace them. However, it would cause a disruption of our business until they are replaced. Also, any replacement leases or contracts may not be at rates or on terms as favorable to us.

     CREDIT CARD PROCESSING ARRANGEMENTS. All sales of our virtual calling cards are made over the Internet through credit card purchases. We use credit card processing companies to verify credit cards. These companies are connected to our platform and database and verification or denial is usually accomplished within seconds. We pay these processing companies a percentage of sales as their fee. We have recently increased our allowed base for credit card sales by increasing the deposits we maintain with our processing companies.

     GROWTH STRATEGY. While a large number of VoIP companies have been formed in recent years, most focus on the build out and development of international VoIP networks in the effort to capture an every shrinking high margin revenue base. The company believes that in this very competitive landscape, offering many voice and data transmission options, leasing time (or purchasing minutes) on VoIP networks will quickly become a commodity business, as the various competitors whittle margins to gain growth and market share. It is imperative to not only offer a quality network but to also be an aggressive marketing organization seeking to provide value added products and services.

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

Many e-commerce sites have discovered the necessity of having a customer service representative talk with potential buyers. However, traditional 800 numbers are still relatively expensive, and require some effort on the part of the buyer to initiate the call. With iDial s Phone-me-now technology, a simple click of a button will connect the buyer with the seller s representative at very low rates. To further lower operating costs, the Company is exploring joint ventures with customer service centers in English speaking countries where wages are lower, and thus customer service becomes more affordable to e-commerce.

     SALES AND MARKETING. We have developed a marketing strategy based on increasing customer traffic to our website and strengthening our brand name.

     INTERNET ADVERTISING. We have taken a selective approach in our advertising strategy. We attempt to maximize the return from promotional expenditures by choosing advertising media based on the cost relative to the likely audience and ability to generate increased traffic for our website. We identify a country and customer group to whom we desire to market our virtual calling cards. We place advertisements on various websites and Internet portals frequently visited by this customer group in the United States and abroad. These advertisements usually take the form of banner ads that encourage readers to click through directly to our website. We believe that placing banner advertising on these websites and portals may significantly increase our targeted exposure to prospective customers and increase our name identity.

     CUSTOMER ELECTRONIC MAIL BROADCASTS. We actively market to our base of customers through e-mail broadcasts. All new virtual calling card purchasers are automatically added to our electronic mailing list. We e-mail messages on a periodic basis to our customers announcing new rates, new countries, new products and new features.

     ELECTRONIC MAIL TO SELECT MAILING LISTS. We also deliver e-mail broadcasts to certain select mailing lists from time to time announcing pertinent information, including the addition of a new country, new products and rates.

     OTHER METHODS. We will continually review other potential cost-effective methods of advertising and marketing our products and services through the Internet. Such methods may include the use of an affiliate program, chat rooms, video e-mail and other methods.

     CUSTOMER SUPPORT AND SERVICE. We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat purchases is dependent, in part, on the strength of our customer support and service operations and staff. Our customer support and service personnel are available from 8:00 a.m. to 10:00 p.m. Central Time, five days a week to provide assistance via telephone. We provide a 24 x 7, 7 days per week e-mail support staff. They are responsible for handling all customer inquires. We provide pre and post-sales support via both e-mail and telephone service during business hours. If a customer has encountered a problem in ordering or using our products, our customer service department will take the call, or the e-mail, and respond immediately.

     Our website has been designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. Our website provides 24 hour a day, seven days a week availability. Our website operations staff consists of systems administrators who manage, monitor and operate our website. The continued uninterrupted operation of our website is essential to our business, and it is the job of the site operations staff to ensure, to the greatest extend possible, the reliability of our website. We provide our own connection to the Internet through Global Crossing s backbone. We believe that these telecommunications and Internet service facilities are essential to our operation and we anticipate upgrading these facilities as volume and demand for our service grow.

     TECHNOLOGY. We use a combination of our own proprietary software applications and commercially available licensed technology to conduct our Internet and telephone routing operations.

     PROPRIETARY TECHNOLOGY. We have developed proprietary customer software which permits a customer to purchase a virtual calling card on our website using a credit card and to have the virtual calling card delivered while on our website. We have also developed proprietary customer software to allow our world access virtual calling cards and phone collect PINs to initiate calls through regular telephone lines using our website and enhanced services platform, and we have developed various proprietary credit and fraud management applications which aid us in checking credit and limiting fraudulent transactions.

     Our engineering staff consists of software development engineers and consultants based on our wholly owned subsidiary in Sri Lanka. We historically have developed and expect to continue to develop proprietary software internally. Our engineering strategy focuses on the development of our website, which includes the enhancement of features and functionally of our existing software components, the development of additional new software components, and the integration of off-the-shelf components into our systems.

     COMMERCIALLY AVAILABLE LICENSED TECHNOLOGY. Our strategy has also been to license commercially available technology whenever possible rather than seek a custom-made or internally-developed solution. We believe that this strategy enables us to reduce our operating costs and to respond to changing demands due to growth and technological shifts. This strategy also allows us to focus our development efforts on creating and enhancing the specialized, proprietary software applications that are unique to our business. Listed below are some of our key architectural components:

     High  speed  links  to  the  Internet  through Global Crossing s backbones;

     Dell  clustered  Servers for web and data base applications running Windows
NT,

     Linux  and  Microsoft  SQL  Server  7.0;

     Microsoft Internet Information Server 4.0 has been chosen for its ability to secure sensitive customer information through SSL encryption; and

     Microsoft SQL Server 7.0 is a relational database. All customer names and addresses, PINs, number of purchases and call records are stored within this database.

We depend on Internet service provider to provide Internet access to us and our customers. Our local terminating parties in foreign countries also rely on local Internet service providers for access to the Internet in their countries. If we lost our connection with our Internet service providers, we could not sell our virtual calling cards through our website, and web initiated calls could not be made by our customers, until the connection was reestablished. If a local terminating party in a foreign country loses its Internet connection, we could not route calls over the Internet to that destination until the connection was reestablished. These failures could cause us to lose customers and our ability to sell virtual calling cards and telephone services would be affected. Our customers also rely on Internet service providers for access to the Internet. If our customers cannot access Internet, they cannot access our website to purchase virtual calling cards or make web initiated calls.

     GOVERNMENT REGULATION OF THE INTERNET. The United States Congress and the Federal courts have taken actions that, in some cases impose some forms of regulation on the Internet, and in other cases protect the Internet from regulation. For example, Congress has adopted legislation that regulates certain aspects of the Internet. This includes restrictions on some forms of content. These regulations have had mixed success in the Federal courts. The Supreme
Court has struck down some restrictions on indecent content, but has upheld other restrictions on harassing Internet messages. Conversely, Congress passed legislation in 1998 that imposed a three-year moratorium on the imposition of new taxes on Internet transactions. At the same time, numerous new bills have been proposed that would further regulate various aspects of Internet commerce, and ensure the continued deregulation of others. It is impossible to say at this time whether and to what extent the Internet may ultimately be regulated by the United States government.

     The European Union has also enacted several directives relating to the Internet, including one permitting European consumers to sue in their own country persons from another country retailing goods over the Internet. On the other hand, the G8 countries have recommended that digital products (such as our virtual calling cards) should be exempt from all import taxes and custom duties.

As with the United States Congress, the European Union, and the governments of individual foreign countries, are actively considering propose legislation that could result in new regulations on the Internet. Increased regulation of the Internet may decrease its growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, jurisdiction to sue, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of Internet and related technologies. As a result, these laws do not contemplate or address the unique issues of the Internet and related technologies.

     POTENTIAL REGULATION OF INTERNET TELEPHONY. To our knowledge, there are currently no domestic and few international laws or regulations that prohibit the transmission of voice communications over the Internet. If Congress, the FCC, state regulatory agencies or governments of other countries impose substantial regulations relating to Internet telephony, the growth of our business could be adversely affected. In the United States, several efforts have been made to enact federal legislation that would either regulate or exempt from regulation telecommunication services provided over the Internet. State public utility commissions may also attempt to regulate the provision of intrastate Internet telephony services. In late 1998 and early 1999, however, the FCC issued two decisions that suggest that all transmissions over the Internet may be jurisdictionally interstate, and these decisions may restrict the ability of state public utility commissions to regulate Internet telephony. Recently, however, a Colorado court ruled that Internet telephony companies would be subject to payment of originating and terminating access charges to the incumbent provider. Imposition of such charges on our services would increase our costs. Internationally, a number of countries that currently prohibit competition in the provision of voice telephony have also prohibited Internet telephony. Other countries permit but regulate Internet telephony.

     On April 10, 1998, the FCC issued a Report to Congress concerning its implementation of the universal service provisions of the Telecommunications Act. In the Report, the FCC indicated that it would examine the question of whether any forms of phone-to-phone Internet Protocol telephony are information services, which are unregulated, or telecommunications services, which are fully regulated. The Report noted that the FCC did not have, as of the date of the Report, an adequate record on which to make any definitive pronouncements. The FCC did, however, note that the record before it suggested that some forms of phone-to-phone Internet telephony appear to have the same functionally as non-Internet Protocol telecommunications services. While the FCC found that it needed a more complete record to establish new rules, it tentatively concluded that providers of phone-to-phone Internet telephony services should be treated like other providers of telephone service. This means that they should be required to make payments into Federal universal service subsidy programs. To date, the FCC has taken no further action, and has not imposed this obligation on Internet telephony providers. It may do so at some time in the future, however, and such a decision could have a material adverse effect on our business, increasing our costs, and the price at which we can offer our Internet telephony services.

     REGULATION OF LEASED LINES AND CARRIERS. When we lease long distance telephone capacity from third-party carrier, we rely on them to comply with local laws and regulations. We have no control over the manner in which these companies operate in these countries. Foreign regulatory, judicial, legislative or political entities may raise issues regarding the compliance of these companies with local laws or regulations, or limit their ability to carry our calls.

     STATE LAWS. Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. Changes to existing laws or the passage of new laws intended to address these issues could reduce demand for our services or increase the cost of doing business. In addition, because our services are accessible worldwide, and we facilitate the sale of goods to users worldwide, other jurisdictions may claim that we are required to comply with their laws. We are qualified to do business in Nevada, Florida, Colorado, California and Texas only, the failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, financial condition and operating results.

     SALES TAXES. We do not currently collect sales or other similar taxes for virtual calling cards or other services sold through our website, other than for virtual calling sold to Texas residents. However, one or more states may seek to impose sales tax or similar collection obligations on out-of-state companies, such as ours, which engage in Internet commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of online commerce, and could adversely affect our opportunity to derive financial benefit from such activities. Moreover, a successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the sale of virtual calling cards or services on our system could have a material adverse effect on our operations.

     Legislation imposing a moratorium on the ability of states to impose new taxes on Internet-based transactions was passed by the United States Congress in 1998. The tax moratorium will be in effort only until October 2001 but moratorium expires at the end of its three-year term, there can be no assurance that the moratorium could allow various states to impose new taxes on Internet-based commerce. The imposition of such taxes could have a material adverse effect on our business, financial condition and operating results. The same legislation that imposed the moratorium also established an Advisory Commission to consider methods by which states could impose sales taxes on Internet transactions.

     COMPETITION. With respect to prepaid calling cards, we compete with many of the largest telecommunications providers, including AT&T, MCI WorldCom, Cable & Wireless and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. We also compete with smaller, emerging carriers in the prepaid calling card market, including Ursus Telecom Corporation, RSL Communications, IDT Corp. and ValuComm Communications Corp. We may also compete with large operators in other countries. These companies may have larger, more established customer bases and other competitive advantages. Deregulation in other countries could also result in significant rate reductions. We believe that additional competitors will be attracted to the prepaid card market. These competitors include Internet-based service providers and other telecommunications companies. Competition from existing or new competitors could substantially reduce our revenues from the sale of these cards. A general decrease in telecommunication rates charged by international long distance carriers could also have a negative effect on our operations.

     An increasing number of large, well-capitalized companies are entering the market for Internet telephony products and services. As a result, we may not be able to compete effectively with our competitors in this market, or to increase our customer base. Various major long distance providers, including AT&T, Bell Atlantic Corporation and Deutsche Telekom AG, as well as other major companies, including Motorola, Inc., Intel Corporation and AOL-Time Warner, Inc., have all entered or plan to enter the Internet telephony market, in some cases by investing in companies engaged in the development of Internet telephony products. Our competitors also include a number of companies that have introduced services that make Internet telephony solutions available to businesses and consumers. Net2Phone, Delta Three, ITXC Corp., iBasis, Inc., and MCI WorldCom provide a range of Internet telephony services to consumers and businesses that are similar to the ones we offer. Several other companies, including AT&T, Sprint and Qwest Communications, have announced their intention to offer these services on a wider bases in both the United States and internationally.

     In addition, we compete in the market for Internet telephony services with companies that produce software and other computer equipment that may be installed on a user s computer to permit voice communications over the Internet. Current Internet telephony products include VocalTec Communications, Ltd. s Internet Phone, QuarterDeck Corporation s WebPhone and Microsoft s NetMeeting.
Also,  a  number  of  large  companies,  including  Cisco  Systems, Inc., Lucent
Technologies, Inc., Northern Telecom Limited, Neura Communications, Clarent Communications and Dialogic Corp. offer or plan to offer server-based Internet telephony products. These products are expected to allow communications over the Internet between parties using a multimedia PC and a telephone and between two parties using telephones.

     We believe that the principal competitive factors affecting our market in no particular order are;

     price  and  rates;

     quality  of  transmission;

     product  accessibility  and  ease  of  use;

     customer  service;

     brand  recognition;

     website  convenience  and  accessibility;

     targeted  marketing  directly  to  probable  users  of  the  services;

     quality  of  search  tools;  and

     system  reliability.


     Increased competition may result in reduced operation margins, loss of market share and diminished value in our brand. We cannot assure you that we will be able to compete successfully against current and future competitors. As a strategic response to changes in the competitive environment, we may, from time to time, make certain prices, service or marketing decisions that could have a material adverse effect on our business, financial condition and operating results.

     New technologies and the expansion of existing technologies may increase competitive pressures by enabling our competitors to offer lower-cost services. Certain web based applications that direct Internet traffic to other websites may channel users to services that compete with us. In addition, companies that control access to transactions through network access or web browsers could promote our competitors or charge us substantial fees for inclusion. The occurrence of any of these events could have a material adverse effect on our business, financial condition and operating results.

     WHOOFNET.COM iDial Networks' wholly owned subsidiary holds offices in Florida, London and Sweden. Whoofnet.Com, Inc., a network of interactive services, web brands and e-commerce services, Whoofnet.Com provides aggregated third party content, Web search and directory services, community and personalization features, personal Web publishing, and online shopping. Whoofnet.Com seeks to draw a large number of viewers to its web sites by providing a one-stop destination for information, communication and shopping services on the Web. The company will generate revenue through a variety of sources including, but not limited to, selling advertising and sponsorships, electronic commerce and by licensing its products and technology. Whoofnet.Com is an ASP with several Internet brands including Whoofnet.Com portal, WhoofBiz, WhoofTelCo and WhoofMail. Through its strategic alliances, Whoofnet will develop and offer easy to deploy, end-to-end e-commerce solutions for companies operating in the Net Economy. Whoofnet is marketing and technology driven and has recruited talented, experienced professionals within the Florida offices as well as internationally who generate enthusiasm and energy for the company and its strategy. The Whoofnet strategy is to market goods and services for itself and others with emphasis on the European market. This strategy will produce income from actual sales made by Whoofnet or those with whom we are allied.

     WHOOFNET.COM OVERVIEW. Convergence today means many things, the Cell or PCS telephone can be an Internet Terminal, the Computer can become your TV, your TV can become your Computer, and your Video game station can access the Internet, Video is being delivered on phone lines, Phone Service is being delivered by Wireless Technology. All these things are changing the way people communicate, educate and entertain themselves. iDial Networks, Inc. intends to implement this philosophy into their sales and advertising campaigns, using television to drive using customers to the Internet and the Internet to drive customers to their phones.

     iDial Networks' wholly owned subsidiary Whoofnet.com host the portal site www.whoofnet.com providing the user with access to all of iDial Networks services and products. In addition, Whoofnet.com highlight the latest iDial Networks news and developments, keeping our shareholders and investors informed on what is happening within the company. The acquisition of Whoofnet.Com and its subsidiaries affords iDial Networks the opportunity to market a long line of products and services to targeted audiences within the United States and Europe. As a company with unique marketing resources and innovative vision, Whoofnet delivers the two things that matter most: Reach and Revenue.

     Whoofnet will drive sales of the products and services by utilizing media including TV, Radio, Print and Internet. The company will continually expand and grow the current, existing product base using media as a source of support for the teams of distributors working independently out in the field.

     WhoofTelco will create and implement all marketing and distribution plans for the iDial product line with the main strategy being the focus on the specialized business market. WhoofTelco will market the iDialDirect products and services offering new subscribers free Internet access and free E-mail. WhoofTelco will utilize TV, print, Internet and radio to promote these offerings.

     WhoofMusic will seek to joint venture with established vendors within the music and video industry. We will expand this service to deliver customizable compilations of music to incorporate hard-to-find artists and previously released albums. The company will drive traffic to this site by utilizing the Internet, TV, radio, print and TV. WhoofMusic will offer its visitors the opportunity to sign up for free Internet access and free E-mail.

     WhoofHealth will focus on the increasing market for alternative remedies and homeopathic medicine providing the customer will information, updates, product lines and services as well as links to affiliated sites of interest. The company will promote the WhoofHealth product lines to our database of members and reach out to new customers by utilizing the Internet, TV, print and radio. The marketing plans for WhoofHealth will include offering free Internet access and free E-mail.

     WhoofBiz has the ability to provide each small business owner with a web presence, handling all back end administration while providing the small business owner with merchant services and shopping cart capability.

     Whoofnet s principals have sold millions of dollars worth of goods through global channels of distribution, including direct response television programming, retail outlets and international independent representatives and affinity marketing groups. Their success is directly attributable to their skills in assessing the market viability of a product, leveraging media resources to maximize that product's exposure to consumers and establishing retail distribution channels that build back-end revenue.

     The infomercial industry is a predictable, financially sound business that provides clues to emerging trends in global consumer marketing and the burgeoning electronic retailing industry. Whoofnet.com will utilize DRTV (Direct Response Transactional Television) to market consumer products both domestically and internationally. By combining television s proven ability to drive product sales with the global informational and access capabilities of the Internet, the company will benefit from a true multi-media sales and marketing division.
Print, radio and direct mail are the other key components of the marketing strategy. We will choose products that offer sales continuity and will determine the product base and target markets within the United States and Europe accordingly. Given the current growth projections for web based e-commerce with a global reach and the positive economic environment existing within the United States, iDial Networks predicts strong profitability with this venture.

     Whoofnet will leverage its long track record in both DRTV and Affinity Sales/Marketing Programs to take products overseas. Tapping into its contact base of international independent distributors, Whoofnet will enlist their aid in promoting and selling its products to a true global clientele. Currently Whoofnet has established promotional and distribution relationships with companies on three continents.

     The first product to launch is our iDial Gold Advantage Card. The iDial Gold Advantage Card is an ATM/Debit Card that offers an extensive Consumer Benefits Package. It is an inexpensive, fast and secure way to transfer funds domestically & internationally. It is a reloadable debit card that can be used at ATM's all around the world. It can be used to buy gas, groceries or other items from merchants with debit card capability and has an extensive Consumer Benefits Package offering savings on pharmacy, vision, dental, hearing, travel, gifts, vitamins, and more. iDial Gold Advantage Card comes with a primary card and a family card enabling them to save up to 75% on National and International money transfers. By purchasing the package and loading funds onto the card, the customer has opened an FDIC INSURED account with Goleta National Bank. The account can accept Direct Deposit. Employees can have their wages electronically deposited to a secure account and can then access their wages anytime from ATM or point-of-sale retail locations.

     The customer receives TWO (2) identical cards when they join the program. The second card can be used to transfer money domestically or internationally, just by forwarding the second card to a family member or friend anywhere in the world. This enables the second cardholder to withdraw funds from any ATM machine worldwide.

     WHOOFSWEDEN. Whoofnet.com, Inc., has entered into a Letter of Commitment dated April 7, 2000, with the regional government of central Sweden known as the Br cke Kommun to develop a state of the art e-commerce business center. This Letter of Commitment was transferred to the wholly owned subsidiary WhoofSweden on January 16, 2001. The highlights of this arrangement are as follows:

          Facilitate  Internet  e-commerce,

          Build  a  mirrored  redundant  e-commerce  computer  center,

          Operate  a  customer  service  &  product  reload  center,  and

          Develop  a  product  fulfillment  house  for  shipping.

WhoofSweden has entered into a very favorable government financial support package, the highlights of which are as follows:

          The Br cke Kommun government will underwrite 35% of the cost for the equipment, office furniture, computers, hardware, software and 35% of the cost of all advertising that WhoofSweden expends worldwide for the first year of operations up to US $2.9 million in funding,

          The Br cke Kommun government will underwrite the salary/employee costs for the first 28 weeks for every employee up to 150,000 skr/employee or US $17,200/employee/28 week period for 300 employees totaling $5,160,000,

          The Br cke Kommun government will provide WhoofSweden with a total financial support package for this project in the amount of $8,060,000,

          The Br cke Kommun government in conjunction with WhoofSweden is actively seeking further financial support and government assistance from the national Swedish government. We reasonably expect additional forms of financial assistance to be forthcoming within months following commencing operations,

          WhoofSweden shall enjoy a full rent abatement for the first year of operations and thereafter for the next 4 years rent shall step-up increase to market levels. The Br cke Kommun has also pledged to build to our needs when required, and

          WhoofSweden expects to employ up to 300 people at the height of the project.


     SWEDEN, A LEADING IT NATION. Sweden is one of the world s foremost IT countries. The IDC/World Times Information Society Index for 1999 places Sweden in the global top 2 positions, just behind the U.S., Sweden s telecommunications and data infrastructure is highly advanced, extensive and reliable. Few countries invest as much in IT as Sweden in relation to GNP. Sophisticated Swedish industrial buyers like AstraZeneca, Atlas Copco, Electrolux, Ericsson, SKF, Saab, Scania and Volvo have encouraged the advanced usage of IT in logistics solutions and have fostered the creation of a number of today s large Swedish software companies and IT-consultants. Intentia, IFS, WM-data, IBS and IMI are leading solutions and software providers for the support of supply chain management implementations. EDI is commonly used in company-to-company communications.

     BUSINESS OPPORTUNITIES. The widespread use of IT throughout society creates vast business opportunities for foreign companies wishing to benefit from operating in a sophisticated environment with excellent R&D resources and demanding customers. Meanwhile, Sweden is committed to strengthening its position as a leading IT nation. Only the United States invests more per capita in new information and communications technology, according to the European Information Technology Observatory. Foreign investors in Sweden meet an open and honest society, characterized by trust and cooperation. According to annual surveys by Transparency International, Sweden is the third least corrupt nation, after neighbors Denmark and Finland. This is one reason why it s easy to do business in Sweden. Many of the stresses and strains of modern life are less acute in Sweden than elsewhere. Crime rates are low and there are few natural disasters. Sweden is recognized for its attention to the environment, both at the corporate and private levels. Residents and visitors admire Sweden s open spaces and unpolluted cities and countryside. Only two nations (the US and Germany) are considered to have more companies than Sweden that actively pioneer new products and processes, according to the World Economic Forum Global Competitiveness Report 1998. And only three nations (Japan, Switzerland and the
US) offer a more competitive innovation climate than Sweden, according to a recent study for the American Competitiveness Council. Many international companies have recognized Sweden s strong technological and innovative position. Foreign-owned companies now account for almost 20 percent of Swedish private business R&D expenditures. Almost 70 percent of the Japanese-owned manufacturing companies in Sweden perform local R&D.

     FACILITATING GLOBAL EXPANSION. The presence of many leading original equipment manufacturers has fostered internationally oriented management, an excellent command of foreign languages and an open attitude toward foreign companies. Sweden has a limited domestic market. This has forced the Swedish corporations to bridge the gaps in time and space to international markets by development of efficient logistics and communications systems. Swedish companies were among the first to apply the integrated logistics concept and today lead the development of e-logistics. By expanding into Sweden, foreign companies can take advantage of this competitive and diverse base for future international success.

     PROJECT BENEFITS FOR WHOOFSWEDEN. The following is a list of the benefits WhoofSweden project will have for the shareholders and the corporation:

          Br cke Kommun investment may exceed US $10,000,000 for the life of the project. This will result in a direct savings for WhoofSweden, thus bolstering profits and shareholder value,

          WhoofSweden will further expand its global operations, position and market share, thus enhancing value for its shareholders,

          WhoofSweden will more effectively penetrate into European and Asian markets from the Swedish operation,

          WhoofSweden will build a redundant e-commerce computer network as a mirrored back up to the American network, thus significantly lowering any possibility of down time or a loss of revenue,

          WhoofSweden will utilize the sophisticated and computer savvy Swedish workforce to support e-commerce initiatives and customer service demands,

          WhoofSweden will be able to remove all net profits from the Swedish project without tax or foreign exchange controls,

          WhoofSweden will develop a link into the Swedish Internet backbone, telecommunications and fiber optics network to reach global markets, and

          WhoofSweden will diversify its operations, thus becoming more attractive for acquisitions or takeovers.


     2SENDIT.COM INC. is an established fax-messaging provider for the information dissemination market. Due to today s desire for immediate delivery of information, fax messaging has become a popular means to deliver information quickly.

     FAX MESSAGING. Fax Messaging has emerged as a low cost source of communication for companies to get a message out, where messages range from newsletters to restaurant menus. Fax messaging has proven to a less expensive than traditional mail. Traditional mail remains as a popular choice for getting a message out, however, with costs of postage, envelope and printed material all necessary pieces, today s budget constraints find that these expenses limit the number of recipients. Fax messaging provides a low cost, high volume method of getting the same material out of the recipients. An underlying benefit is that the results are almost immediate. While a traditional mail piece may take up to a week to deliver, fax messaging usually takes less than an hour to reach the same audience. Fax messaging also has a cost related only to completed messages.

With traditional mail, the cost is paid up front and there are no refunds for lost mail, unused postage, or damaged material.

     PRODUCTS. Fax messaging is simply the ability to send a message via facsimile to an intended recipient. Customer normally provide a recipient list, however, we do provide lists for some customers. We do offer additional services such as database management, fax removal, and limited email messaging.

     GROWTH STRATEGY. While several fax messaging companies have emerged in the recent years, many others have been unable to sustain volume and have subsequently merged with competitors. We have chosen to maintain a slow growth cycle by adding customers through new advertising and marketing. We offer highly competitive rates along with the capacity to complete jobs in a timely manner. We use the following websites as a primarily method of advertising:

     a)     www.2sendit.com

     b)     www.2faxit.net

     c)     www.2faxitnow.com

     d)     www.mailing-solutions.com

2sendit.com is also researching the possibility of merging with competitors as a method of growing the business.

     TECHNOLOGY. 2sendit.com uses licensed software along with both Dialogic and Brooktrout fax cards. These cards are connected to third party high capacity digital lines. This technology allows the mass transmission of faxes through each fax server.


     GOVERNING LAWS. While the laws of each state are changing daily, most of the governing laws are federal. 2sendit.com works with each municipality to make sure that it is in full compliance with these changing laws. 2sendit.com makes sure that each transmission has the required pieces of information on it before sending. The federal laws require that each fax have the sender information as well a method for removal.

     PROPRIETARY TECHNOLOGY. We use a combination of our own proprietary software applications and commercially available licensed technology to conduct Internet and telephone routing operations. We have developed proprietary software which permits a customer to purchase a virtual calling card on the website using a credit card and to have the virtual calling card account activated while on the website. Also proprietary are various credit and fraud management applications, which aid in checking credit and limiting fraudulent transactions. Additionally, we have developed proprietary software that allows for the real-time provisions of customers on the network using a credit card and have immediate access to multiple accounts and services serving the wireless and residential/soho markets.

     FINANCING PLANS. For information, please see Item 6 of Part II Management s Discussion and Analysis.

     POSSIBLE GROWTH THROUGH ACQUISITIONS. We will seek to grow our business through acquisitions of other companies in our business or a rebated business. We review acquisition candidates from time to time. If a candidate meets our criteria, we may elect to acquire it using cash, Common Stock, or combination of both.

     EMPLOYEES. As of December 31, 2000, we had 18 full-time and 10 part-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employees relations to be good.

     OUR FUTURE PERFORMANCE depends in significant part upon the continued service of our key technical and senior management personnel, none of whom are bound by an employee agreement requiring service for any defined period of time. The loss of services of one or more of our key employees could have a material adverse effect on our business, financial condition and operating results. Our future success also depends in part upon our continued ability to attract, hire, train and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that we can retain our key personnel in the future.

     YEAR 2000/2001. We have not experienced any "Year 2000/2001" technical or computer deficiencies or compliance issues to date, including problems of our vendors or suppliers that might indirectly have effected the productivity of our Company.



                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We maintain our administrative offices at 7771 W. Oakland Park Blvd., Suite 217, Sunrise, FL 33351. The facilities are used by our wholly owned subsidiary Whoofnet.com. The office site is approximately 4,000 square feet where the rental is approximately $6,100 per month. The facility is leased on a month-by-month basis. We maintain a facility of approximately 1,000 square feet at 5825 Sunset Blvd., Suite 116, Hollywood, CA 90028. The rent for this facility is approximately $925 per month and is leased on a month-by-month basis. We maintain a facility at 1211 S. Parker Road, Suite 203, Denver, CO 80231 for use by our wholly owned subsidiary 2sendit.com. The facility is approximately 2,300 square feet. The rent is approximately $2,500 per month. The lease expires in August 2001. We maintain a facility in Colombo, Sri Lanka of approximately 2,500 square feet. The rent is approximately $1,500 per month and is used as a customer service and R&D staff facility. As of December 31, 2000, we maintained an office at 16990 Dallas Parkway, Suite 106, Dallas, TX 75248. This office was closed in February 2001 and all operations were consolidated to the other offices. We believe that our space is adequate for our current needs. As we expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. We also believe our property is adequately covered by insurance.


                           ITEM 3.  LEGAL PROCEEDINGS.

     We occasionally become involve in litigation arising out of the normal course of business. There are no legal proceedings against us at this time.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. The Company has one class of securities, Common Voting Equity Shares ( Common Stock ). As of the date of this Annual Report, the securities of the Company may be traded over the counter, but the market is young and sporadic. Quotations for, and transactions in the Securities so traded are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling , sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short .

     Of the Company s issued and outstanding 87,537,312 shares of Common Stock as of December 31, 1999, all shares, subject to an exception for the 26,137,316 shares owned by affiliates of the Company, might be presently sold in compliance with Rule 144, in brokerage transactions, at such time as there may be trading in the common stock of this Company. Rule 144 provides among other things and subject to certain limitations that a person holding Restricted Securities for a period of two years, who is not an affiliate of the Company, may sell those securities, free of restriction in brokerage transactions. Further, shares issued pursuant to 1933 Act Registration, again subject to exceptions for affiliate ownership, are not Restricted Securities and are freely tradable in brokerage transaction. Affiliates are permitted by Rule 144 to sell affiliate-owned securities (Restricted Securities held for more than on year and Registered Affiliate Control Securities however long held) in limited amounts. Possible or actual sales of the Company s Common Stock under Rule 144 or otherwise might have a depressive effect upon the price of the Company s Common Stock, at such time, if and when the common stock of this Company might be tradable in brokerage transactions.

    Our Common Stock is quoted Over-The-Counter on the Bulletin Board ( OTCBB) . The Company s trading symbol is IDNW.

     Period     High  bid     Low  bid
     ------     ---------     --------
     1st  2000     3.50          0.76
     2nd  2000     2.03          0.53
     3rd  2000     0.94          0.34
     4th  2000     0.44          0.05

The foregoing price information is based upon inter-dealer prices without retail mark-up, markdown or commissions and may not reflect actual transactions and is adjusted for 2-to-1 split effective in November 2000.

 (B) HOLDERS. Management calculates that the approximate number of holders the Company s Common Stock, as of December 31, 2000 was 2,723.

 (C) DIVIDENDS. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK  2000.  None.

       ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     We were incorporated in May 1997 as a Nevada Limited Liability Corporation as WoodComm LLC. In April 1999 WoodComm LLC was reorganized from an LLC to a Nevada Corporation WoodComm International, Inc. (WCI).

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

     We developed an international Voice-Over-Internet-Protocol (VoIP) telecommunications service business. In August 2000 we began to expand and change over business model. In August 2000, the company purchased an Internet portal and marketing company Whoofnet.com. In November 2000 the company purchased 2sentit.com, an enhanced service provider providing enhanced communications services. The Company owns 100% interest in both acquisitions and has consolidated the financial position and results of operations in the accompanying financial statements.

     GENERATION OF REVENUES: We derive our revenues from 2 different sources, through the direct sales of our products over the Internet and through our own direct sales force and secondly through the wholesale of our products and services through independent retail and wholesale channels of distribution. Revenues from the sale of our phone card products, whether sold directly by the company or through our independent retail and wholesale channel, are deferred and recognized as calling services are used. All other products revenues are recognized as the product upon shipment and invoicing of the product to the customer. All Internet sales of our products are made over the Internet primarily through credit card purchases. We use credit card processing companies to verify credit cards.

     Accounts receivable consists of amounts owed by our retail and wholesale channel relating to product sales. At December 31, 2000 and 1999, three companies accounted for 46% and less than 1% of total accounts receivable. At December 31, 2000, two companies accounted for 36% of total accounts receivable, while one receivable accounted for 72% of accounts receivable on December 31, 1999. Customers purchase our Internet products primarily using major credit cards, which are reimbursed by credit card processing companies. Accordingly, we do not routinely perform on-going credit evaluations of our Internet customers, but do perform evaluations of our credit card processors. The Company s receivables are generally unsecured. During 1999, one customer accounted for more than 50% of total sales. During 2000, no one customer accounted for more than 10% of total sales.

     EXPENSES. Due to our changing business model from Internet telephony services to a diversified product sales company, we expanded our infrastructure and increased our capital expenditures, capital lease obligations relating to property and equipment, and one-time costs associated with the acquisition of wholly owned subsidiaries in Whoofnet.com and 2sendit.com of 3,530,615. During 2000, our capital expenditures and payments on capital leases totaled 10,646,623. These expenditures and payments on expenditures were 24,497 during 1999. As we continue to grow, we expect to expand our infrastructure by increasing our capital expenditures and leases. We expect these expenditures will represent a smaller percentage of sales as our sales volume grows.

     Since inception, we have incurred significant losses and, as of December 31, 2000, had an accumulated deficit of 8,422,736. We expect operating losses and negative cash flow to continue through at least the second quarter of 2001. We expect to incur additional costs and expenses related to:

     - marketing and advertising related to product sales and brand development;
     -     purchases of equipment for our operations and network infrastructure;
     -     the expansion of our telecommunications network into other countries;
     - the continued development of our website transaction processing and network infrastructure;
     -     development  and  improvement  of  additional  products and services;
     -     the  hiring  of  additional  personnel;  and
     - the payment of commissions to various Internet companies for marketing products to their customers.

     We have a limited operating history on which to base an evaluation of our business and prospects. You must also consider our prospects in light of the risks, expense and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce. Such risks for us include, but are not limited to, an evolving and unpredictable business model and management of growth. To address these risks, we must, among other things, maintain and expand our customer case, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and systems that we use to process customers' orders and payments, improve our Web site, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. We cannot assure stockholders that we will be successful in addressing such risks, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

     RESULTS OF OPERATIONS. The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:

                                            Year  ended
                                          December  31,
                                          -------------
                                         2000     1999
                                      --------  -------
Total revenue. . . . . . . . . . . .    100.0    100.0
Cost of sales. . . . . . . . . . . .     78.5     88.1
                                      --------  -------
Gross margin . . . . . . . . . . . .     21.5     11.9
Selling, general and administrative.    357.0     41.7
                                      --------  -------
Operating loss . . . . . . . . . . .   (335.5)   (29.8)
Interest income (expense). . . . . .     (7.2)    (5.8)
Net loss before extraordinary loss .   (342.7)   (35.6)
Other Comprehensive Loss                 (5.5)     ---
Comprehensive Loss . . . . . . . . .  (348.2)%  (35.6)%
                                      ========  =======


Year  Ended  December  31,  2000  Compared  to  Year  Ended  December  31, 1999.

     REVENUE. Revenue increased to $2,173,581 million for the year ended December 31, 2000 from $1,575,826 million for 1999 as a result of the growth of our network and retail customer base. This represents a 38% increase over 1999 as a result of this growth.

     COST OF SALES. Cost of sales consists primarily of the costs of termination of long distance traffic over our networks and the wholesale cost of products purchased for resale by the Company. Cost of sales increased to $1,705,851 million for the year ended December 31, 2000 from $1,388,703 million for 1999.

This $317,148 increase was primarily attributable to our increased sales volume in both retail and wholesale. Gross margins were 22% in 2000 compared to a gross margin of 12% in 1999. This 10% increase was primarily attributable to the expansion of our network in SE Asia. We expect cost of sales to increase in future periods to the extent that our sales volume increases.

     OPERATING EXPENSES. Selling, General and Administrative. Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. Selling, general and administrative expenses increased to $7,759,371 million for 2000 from $657,229 million for 1999. These expenses for 2000 included a non-cash charge of $3,530,615 million for the value of stock issued related to the acquisition expenses associated with the acquisition of Whoofnet.com and 2sendit.com. Non-cash depreciation and amortization charges increased to $1,738,082 from $12,000 from $113,333 in 1999 as a result of these acquisitions. Excluding these non-cash items, selling, general and administrative expenses increased to $2,490,674 in 2000, from $657,229 in 1999. Selling, general and administrative expenses are expected to decrease as a percentage of revenue in future periods because our existing company infrastructure will allow increases in revenues without having to incrementally add overhead. However, we expect these expenses to increase in absolute dollars as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business and being a public company.

     OTHER EXPENSE. Other expense consists of a $118,800 charge taken on the value of investments December 31, 2000.

     NET LOSS AFTER EXTRAORDINARY ITEM. We incurred a net loss of $7,567,928 million for the year ended December 31, 2000 as compared to $560,760 million for 1999. The Net loss for 2000 was affected by non-cash charge s of acquisition expenses associated with the acquisition of Whoofnet.com and 2sendit.com of $3,530,615 and non-cash depreciation an amortization charges of to $1,738,082 as a result of these acquisitions and an $118,800 non-operating charge taken on the value of investments at December 31, 2000.

     INCOME TAXES. As of December 31, 2000, we had approximately $8,422,736 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its future reliability. Limitations on the utilization of these carryforwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

     RECENT DEVELOPMENTS. As part of an ongoing Company restructuring program, the Company has merged its Dallas operations with its operation in Denver, Los Angeles and Ft. Lauderdale. The Company expects to save $250,000 in 2001 from this merger. The Dallas facility was closed on February 28, 2001.

The Company has a dispute with one of its telecommunication carriers. During the third quarter, the Company entered into an initial promissory note of $436,920.00 and through December 31, 2000 had paid $109,230 against the note. The carrier was notified of a discrepancy in billed rates and that they were overcharging the company. In an effort to fixed this problem , payments continued through December 2000, but with no rate remedy in the near future, the company discontinued payments in January 2001 and has since received a Letter of Default for the remaining balance due. The Company is seeking legal advice on filing for a legal remedy against the carrier to honor contracted rates. The Company believes the rates were between 20% and 30% too high. The Company has taken a conservative approach and has recorded the full liability in the books.

     LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2000, we had approximately $255,141 of cash and cash equivalents. As of that date, our principal commitments consisted of obligations under leases and contracts for long distance transmissions. Net cash used in operating activities was $4,994,884 for the year ended December 31, 2000 and $33,400 in 1999. Net cash used in operating activities for 2000 and 1999 primarily consisted of net operating losses as well as increases in other assets, offset by increases in accounts payable, accrued expenses and accrued interest. Net cash used in investing activities consists of additions to property and equipment, including computer equipment, acquisitions, fax equipment and Internet gateways for voice over the Internet transmission. Net cash used in investing activities was $10,646,623 for the year ended December 31, 2000 and $24,497 in 1999. Net cash provided by financing activities was $15,697,396 for the year ended December 31, 2000 and $49,115 for 1999. Net cash provided by financing activities for 2000 was impacted by the acquisition of Whoofnet.com and 2sendit.com.

     We are in the process of raising the necessary capital for continuing operations and growth through the following activities:

     1. Bank loan   we expect to close on a facility that provides the necessary capital  for  continuing  operations.

     2.  Acquisition   The  Company  will  pursue  acquisition  opportunities to
rapidly expand its revenue and profits. This will also strengthen the company cash flow and operating position.
     3. Sales The Company expects to increase its sale over the coming months dramatically. This increase in sales will lower our overall costs associated with carrier costs due to higher discounts available with our increase in volume from carriers. In addition the cash flow generated from the sales will serve to help with continued operations of the company.


     RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivative and hedging activities. We will be required to adopt this standard effective January 1, 2001. As the Company does not currently hold or utilize derivative instruments, the adoption of this standard will not have a significant effect on the Company's results of operations or financial position.

   RISK FACTORS THAT MAY EFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     You should carefully consider the risks and uncertainties described below and the other information in this Form 10-KSB. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition and operating results.

     We  have  a  limited operating history with which to judge our performance.

     We were incorporated in May 1997. We began selling prepaid calling cards in June 1998. We began routing calls over our enhanced services platform in August 1998. Accordingly, we have a limited operating history. We may also encounter risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. We cannot assure stockholders that our business strategy will be successful or that we will successfully address these risks. Our failure to do so could materially adversely affect our business, financial condition and operating results.

     We have a history of losses and we anticipate future losses and negative cash flow.

     Since inception, we have incurred operating losses, and as of December 31, 2000, we had an accumulated deficit of $8,422,736. We incurred net losses from operations of $7,567,928 and $560,760 for the fiscal years ended December 31, 2000 and 1999, respectively.

     We expect operating losses and negative cash flow to continue through at least the second quarter of 2001. However, there can be no assurance that we will be profitable beginning in the third quarter of 2001, because we expect to incur additional costs and expenses related to:

     marketing and advertising related to traffic generation and brand development;
     purchases of equipment for our operations and network infrastructure; the expansion of our telecommunications network into other countries;
     the continued development of our Web site transaction processing and network infrastructure;
     development  and  improvement  of  additional  products  and  services;
     the hiring of additional personnel; and evaluating and completing potential acquisitions of other companies.

     Our future profitability depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If we do achieve profitability, we cannot assure stockholders that we will be able to sustain it or improve upon it on a quarterly or annual basis for future periods.

     Our quarterly operating results are subject to significant fluctuations and our future operating results are unpredictable.

     Our operating results are unpredictable and have fluctuated significantly on a quarterly basis. We expect to continue to experience significant fluctuations in our quarterly results of operations due to a variety of factors, many of which are outside of our control. As a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     Because of our limited operating history, we cannot accurately forecast our net sales. We rely upon limited historical financial data to predict our future operating results. Sales and operating results are difficult to forecast because they generally depend on the volume of traffic on our network and the volume and timing of sales of our virtual calling cards. Because of these factors, we may be unable to adjust our spending in a timely manner to adjust for any unexpected revenue shortfall.

     Our telecom operations will be negatively affected if our enhanced services platform fails to operate properly.

     All our calls are routed through our enhanced services platform. Our success is dependent on our platform working properly. If our platform fails for any reason, we could not route calls until the failure is corrected. From time to time, we have experienced short-term failures or malfunctions in our platform. We cannot assure stockholders that future failures will not occur.

     The telecommunications and Internet telephony markets are highly competitive and our failure to compete effectively could adversely affect us.

     With respect to prepaid calling cards, we compete with the largest telecommunications providers in the United States, as well as smaller, emerging carriers. We may also compete with large operators in other countries. An increasing number of large, well-capitalized companies are entering the market for Internet telephony products and services. These competitors include a number of companies that have introduced services that make Internet telephony solutions available to businesses and consumers, and that permit voice communications over the Internet. Many of our competitors are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. Competition from existing or new competitors could reduce our revenues from the sale of our virtual prepaid calling cards and other services. A general decrease in telecommunication rates charged by international long distance carriers could also have a negative effect on our operations. Our ability to compete also depends on our ability to anticipate and adapt to rapid technological and other changes occurring in the telecommunications industry.

     We may not be able to compete with providers that can bundle long distance services with other offerings.

     Our competitors may be able to bundle services and products that we do not offer together with long distance or Internet telephony services. These services could include wireless communications, voice and data services, Internet access and cable television. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. In addition, some of the telecommunications and other companies that compete with us may be able to provide customers with lower communications costs or other incentives with their services reducing the overall cost of their communications packages, and significantly increasing pricing pressures on our services. This form of competition could significantly reduce our revenues.

     We may be vulnerable to technical malfunctions, which could adversely affect our operations.

     We depend upon our software systems, communications hardware and enhanced services platform to conduct our virtual calling card sales and telephone routing, manage our network, track virtual calling card balances and perform other vital functions. Our systems, communications hardware and platform are vulnerable to damage or interruption from:

     -     natural  disasters;
     -     power  loss;
     -     telecommunication  failures;
     -     loss  of  Internet  access;
     -     physical  and  electronic  break-ins;
     -     hardware  defects;
     -     computer  viruses;  and
     -     intentional  acts  of  vandalism  and  similar  events.

     If we experience substantial technical difficulties with our hardware or software, we may not succeed in routing traffic effectively, or in tracking virtual calling card balances accurately, which could adversely affect our operations. We have experienced periodic system interruptions, which we believe will continue to occur from time-to-time. Since our operations depend on our ability to successfully expand our network and to integrate new technologies and equipment into our network, there is an increased risk of system failure as well as a natural strain on the system.

     Our systems may not accommodate significant growth in the number of users, which could have a negative effect on our operations.

     Our success depends on our ability to handle a large number of simultaneous calls. We expect that the volume of simultaneous calls will increase significantly as we expand our operations. If this occurs, additional stress will be placed upon the network hardware and software that manages our traffic. We cannot assure stockholders of our ability to efficiently manage a large number of simultaneous calls. If we are not able to maintain an appropriate level of operating performance, or if our service is disrupted, then we may develop a negative reputation and our business, results of operations and financial condition would be materially adversely affected.

     If the Internet telephony and prepaid calling card markets do not gain market acceptance by potential customers our business will be adversely affected.

     We cannot be certain that Internet telephone service will gain market acceptance or prove to be a viable alternative to traditional telephone service. If the Internet telephony market fails to develop or develops more slowly than we expect, then our future revenues would be adversely affected.

     The market for prepaid calling cards is an emerging business with a large number of market entrants. Therefore, it is difficult to accurately determine what the demand will be for our products and services in this area. Substantial markets may not continue to develop for prepaid calling cards, and we may not be able to sustain or increase our sales of these products and services.

     If the e-commerce market does not continue to develop and gain market acceptance our revenues may be negatively affected.

     We anticipate that e-commerce will continue to account for substantially all of our future revenues. Our business will suffer if e-commerce does not grow or grows more slowly than expected. A number of factors could prevent acceptance of e-commerce, including:

     - e-commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;
     - increased government regulation or taxation may limit the growth of e-commerce; and
     - adverse publicity and consumer concern about the security of e-commerce transactions may discourage its acceptance and growth.

     These factors could impair our ability to generate revenues from our online sales of virtual calling cards, online transmission of telephone calls and other e-commerce activities.

     If the Internet and Internet infrastructure do not continue to develop as anticipated our operations will be negatively affected.

     For the Internet to be commercially viable in the long-term, the size of the network infrastructure, enabling technologies, necessary performance improvements and user security will need to be continually addressed. To the extent that the Internet continues to experience an increased number of users, frequency of use or increased bandwidth requirements, we cannot assure stockholders that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future. These outages and delays could adversely affect the level of Internet usage and affect the level of traffic, the processing of orders and the transmission of calls on our Web site.

     We cannot assure stockholders that the infrastructure or complementary products or services necessary to make the Internet a viable commercial marketplace for the long term will be developed. Even if these products and services are developed, we cannot assure stockholders that the Internet will become a viable commercial marketplace for our virtual calling cards and services. If not, our business, financial condition and operating results will be materially adversely affected. Also, we may be required to incur substantial expenditures in order to adapt our products and services to changing Internet technologies, which could have a material adverse effect on our business, financial condition and operating results.

     The failure to manage our growth in operations and hire additional qualified employees could have a material adverse effect on us.

     The expected growth of our operations place a significant strain on our current management resources. To manage this expected growth, we will need to improve our:

     -     transaction  processing  methods;
     -     operations  and  financial  systems;
     -     procedures  and  controls;  and
     -     training  and  management  of  our  employees.

     Competition for personnel is intense, and we cannot assure stockholders that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary personnel or to effectively manage our employee and operations growth could have a material adverse effect on our business, financial condition and operating results.

     Our potential customers may have concerns about Internet commerce security, which could inhibit our growth, and we may incur losses resulting from credit card fraud.

     Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To securely transmit confidential information, such as customer credit card numbers, we rely on encryption and authentication technology that we license from third parties. We cannot predict whether events or developments will compromise or breach the technology that protects our customer transaction data. If our security measures do not prevent security breaches, this could have a material adverse effect on our business, financial condition and operating results.

     To date, we have suffered minimal losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where the merchant does not obtain a cardholder's signature. We do not obtain the signature of the cardholder when we process orders. Although we have implemented mechanisms to try to detect credit card fraud, we cannot assure you that our efforts will be successful. Our inability to adequately detect credit card fraud could materially adversely affect our business, financial condition and operating results.

     To the extent that our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. We do not presently carry insurance policies to reimburse us for losses caused by security breaches. We cannot assure stockholders that our security measures will prevent security breaches. Our failure to prevent security breaches could have a material adverse effect on our business, financial condition and operating results.

     The market price for our common stock may be volatile, which could cause stockholders to lose substantial portions of their investment.

     The market prices of the securities of Internet-related and online commerce companies have been especially volatile. The trading prices of many Internet companies' stocks fell dramatically during 2000 any may still reflect valuations substantially above historical levels. We cannot assure stockholders that these trading prices will not continue to be volatile or that valuations will be sustained. Broad market and industry factors may materially and adversely affect the market price of our common stock, regardless of our operating performance.

     Our business may be adversely affected if we are not able to protect our intellectual property and other proprietary rights from infringement.

     The Internet industry may become subject to increased government regulation, which could have a negative effect on our operations.

     Various actions have been taken by the United States Congress and the Federal courts that, in some cases impose some forms of regulation on the Internet, and in other cases protect the Internet from regulation. Domestic and international authorities regularly consider proposed legislation that could result in new regulations on the Internet. It is impossible to say at this time whether and to what extent the Internet may ultimately be regulated domestically or internationally. Increased regulation of the Internet may decrease its growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, results of operations and financial condition.

     In addition, because our services are accessible worldwide, and we facilitate the sale of goods to users worldwide, other jurisdictions may claim that we are required to comply with their laws. We are qualified to do business in Nevada and Texas only, and failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify.

     Sales  tax  collection  by  states  may  adversely  affect  our  growth.

     We do not currently collect sales or other similar taxes for calling cards or services sold through our Web site, other than for calling cards sold to Texas residents. However, one or more states may seek to impose sales tax or similar collection obligations on out-of-state companies, such as ours, which engage in Internet commerce. A successful assertion by one or more states or any other country that we should collect sales or other taxes on the sale of cards or services on our system could have a material adverse effect on our operations.

     The  loss  of  key  personnel  could  adversely  affect  our  business.

     We believe that our success will depend on the continued services of our senior management team, especially Mark T. Wood and Carl K. Battie. We do not have employment agreements with any of our key personnel. The loss of the services of any of our senior management team or other key employees could adversely affect our business, financial condition and operating results.

     We  may  not  be  able  to  raise  needed additional capital in the future.

     We require substantial working capital to fund our business. Our working capital requirements and cash flow provided by operating activities can vary from quarter to quarter depending on revenues, operating expenses, capital expenditures and other factors.

     We  may  also  need  to  raise additional funds sooner than anticipated to:

     -     fund  more  rapid  expansion;
     -     fund  additional  acquisitions;  and
     -     respond  to  competitive  pressures.

     If additional funds are raised through the issuance of equity or convertible debt securities the rights and ownership in our company by existing stockholders may be reduced.

     We cannot assure stockholders that additional financing will be available on terms favorable to us or at all. If adequate funds are not available, or are not available on acceptable terms, we may not be able to fund planned expansion, take advantage of available opportunities, develop or enhance services or products or respond to competitive pressures. Such inabilities could have a material adverse effect on our business, financial condition and operating results.

FORWARD LOOKING STATEMENTS. Certain statements in this Form 10-KSB, including statements of our and management's expectations, intentions, plans, objectives and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation", are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risks and uncertainties that may be outside our control. These forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. They include statements of our future plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing an technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations, the risks discussed above under "Risk Factors That May Effect Results of Operations and Financial Condition," and other risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). We do not assume any responsibility to publicly update any of our forward-looking statements regardless whether factors change as a result of new information, future events or for any other reason. We advise you to review any additional disclosures we make in our 10-QSB, 8-K and 10-KSB reports filed with the Commission.


                         ITEM 7.  FINANCIAL STATEMENTS.

     Reference is made to Auditors Report of December 31, 2000 filed herewith. Those financial statements, attached thereto are incorporated herein by this reference as though fully set forth herein.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We changed our independent auditors from Enrhardt, Keefe, Steiner & Hottman, 7079 E. Tufs Ave., Suite 400, Denver, Colorado 80237-24843 to Siegelaub, Lieberman & Associates, PA, 9690 West Sample Road, Suite 202, Coral Springs, Florida 33065. There has been no disagreement with any auditor about any item. No adverse opinion, disclaimer of opinion or opinions qualified or modified as to any uncertainly, audit scope or accounting has been rendered, issued or expressed, during the two preceding years or at any time. During the two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter in its reports


      ITEM 9.  SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS AND 5% OWNERS.

     Common Stock: To the best of Company s knowledge and belief the following disclosure presents, as of the date of this report, December 31, 2000, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of the Company, known to or discoverable by the Company, and the total security ownership of all persons, entities and groups, known to or discoverable by Company, to be the beneficial owner or owners of more than five percent of any voting class of Company s stock. More than one person, entity or group could be beneficiary interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent. The Company has only one class of stock, namely Common Voting Equity Shares.


NAME AND ADDRESS OF BENEFICIAL OWNER. .  AMOUNT      PERCENTAGE OF
                                         OWNERSHIP
-------------------------------------------------------------------
Mark T. Wood, Chairman of the Board . .  18,100,000           20.7%
19009 Preston Road, Suite 215 PMB #236
Dallas, TX  75252
Carl K. Battie, Vice Chairman
7771 W. Oakland Park Blvd, Suite 217
-------------------------------------------------------------------
Sunrise, FL  33351. . . . . . . . . . .  13,100,000             15%
-------------------------------------------------------------------
Klaus Scholz, Director and COO. . . . .   3,040,000            3.5%
19019 Preston Road, Suite 616
Dallas, TX  75252
-------------------------------------------------------------------
Thomas G. Seifert . . . . . . . . . . .   1,463,204            1.7%
1211 S. Parker Road, Suite 201
Denver, CO  80231
-------------------------------------------------------------------
Edward J. Janusz, Director. . . . . . .     100,000            .01%
7 Lacewing Place
The Woodlands, TX
-------------------------------------------------------------------
Gerald Lesher . . . . . . . . . . . . .   1,200,000            1.4%
1555 Palm Beach Lakes Blvd., Suite 1510
West Palm Beach, FL  33404
-------------------------------------------------------------------
All Directors and Officers Total. . . .  37,003,204          42.31%
-------------------------------------------------------------------
George V. Stein . . . . . . . . . . . .   5,000,000            5.7%
1640 E. Layton
Englewood, CO  80110
-------------------------------------------------------------------
Lynn Lasarow. . . . . . . . . . . . . .   4,000,000            4.6%
18 Tobacco Road
Weston, CT  06883
-------------------------------------------------------------------
David Lifson. . . . . . . . . . . . . .   7,054,710            8.1%
1930 Young Street, Box 1182
Toronto, Ontario
CANADA
-------------------------------------------------------------------
Total Shares Issued and Outstanding . .  87,969,856            100%
-------------------------------------------------------------------

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     We have assembled a team of seasoned senior management, and is currently recruiting other industry veterans to fill key leadership roles. Additionally, the Company is augmenting its Board of Directors and Board of Advisors with skilled executives that can aid the growth of the Company through high-level access to potential customers and strategic alliance partners. The following table sets forth certain information as of December 31, 2000 concerning our executive officers.


NAME. . . . . . .  AGE  POSITION
-----------------  ---  ------------------------------------
Mark T. Wood. . .   40  Chairman of the Board
Carl K. Battie. .   44  Vice Chairman
Klaus Scholz. . .   50  Chief Operating Officer and Director
Edward J. Janusz.   52  Director
Gerald Lesher . .   62  Director
Thomas G. Seifert   29  CFO * Appointed March 26, 2001



MARK T. WOOD, CHAIRMAN OF THE BOARD. Prior to iDial, Mr. Wood held several executive positions at international telecommunications companies, which included Vice President and General Manager of Loxcomm America, Inc., Chief Operating Officer of WorldQuest Networks (NASDAQ:WQNI), and Vice President of International Sales at Intellical, Inc. (AMEX:ICL).

CARL K. BATTIE, VICE CHAIRMAN. Mr. Battie s skills as an achievement-oriented business professional experienced in strategic traditional marketing, sales and public relations encompass the past 24 years. Mr. Battie consistently identifies and capitalizes upon new product/business opportunities resulting in increased revenue, expanded market penetration and dominant market share. Mr. Battie also specializes in developing cross promotion platforms integrating current business relationship models as well as bringing in new partners for maximizing expansion and exposure. Through entrepreneurial initiative, Mr. Battie has developed and executed many large comprehensive sales and marketing programs. Most of his clients include large national and multi-national companies in the United Kingdom such as British Gas, London Electricity, Easter Electricity, ACC Telecom (part of AT&T) and BUPA, the largest private healthcare provider in the United Kingdom.

KLAUS SCHOLZ, CHIEF OPERATING OFFICER AND DIRECTOR. Mr. Scholz joined iDial in 1999 and has been responsible for the network operations of company. A native of Germany, Mr. Scholz has held several senior management positions in international technology companies. He served for 10 years as Country Manager, Southeast Europe for Hewlett Packard before moving to Asia in 1987. In Thailand, he became Managing Director of Semiconductor Ventures International LTD, a publicly traded company. In that capacity, he worked with the Chinese government to improve quality and safety standards for the Taiwanese semiconductor industry. Mr. Scholz also served as Vice President, Business Development for Loxley Public Companies, Ltd., a publicly traded international conglomerate based in Bangkok, Thailand.

EDWARD J. JANUSZ, DIRECTOR. Mr. Janusz is a seasoned sales and operations executive serving the Company as a Director. Mr. Janusz is Vice President of Cap Gemini, a leading worldwide IT consulting firm serving Fortune 500 companies.

GERALD LESHER, DIRECTOR. Mr. Lesher is a practicing licensed attorney in Pennsylvania and Florida. He was the Senior Partner, for Baskin & Sears

(Pittsburgh), for bankruptcy, corporate reorganization and banking litigation and the manager for the Palm Beach Office of Lesher, Allen & Macmillan in Palm Beach (Florida). Mr. Lesher was also the founder and Chairman of Sterling Bank, Florida.
Mr. Lesher has developed numerous business plans for clients and a variety of industries. He concentrates on commercial litigation, bankruptcy, banking, real estate, real estate broker, corporate, and entertainment areas; Mr. Lesher was lead counsel for 17 banks in Western Pennsylvania and specializes in business plans for domestic and international clients. He has strong negotiating skills and substantial negotiating experience.

THOMAS  G.  SEIFERT, CFO. Mr. Seifert is a graduate of Colorado State University
------------------------
and graduated with a Bachelor s of Science in Finance with a minor in Accounting. Mr. Seifert has worked as the controller for Integrated Telephony Products, Inc., as well as controller for Mountain Vacations, Inc. and assisted with the sale of each company to a publicly trading company. He was also a co-founder of 2Sendit.com, Inc.


CHANGE OF COMPANY S CFO: RECENT EVENT. We received and accepted the resignation of our Chief Financial Officer, Louis Sopov, effective March 21, 2001. We promoted our controller, Thomas G. Seifert, to the position of CFO effective March 26, 2001.


                        ITEM 11.  EXECUTIVE COMPENSATION.

     Klaus  Scholz               45,000

     Thomas  Seifert             72,000


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A) FINANCIAL STATEMENTS. Audited Financial Statements: for the years ended December 31, 2000 and 1999. See Exhibit FK-00.

 (B)  FORM  8-K  REPORTS.

CHANGE OF COMPANY S AUDITOR. The Company changed it s independent auditors from Enrhardt, Keefe, Steiner & Hottman, 7079 E. Tufs Ave., Suite 400, Denver, Colorado 80237-24843 to Siegelaub, Lieberman & Associates, PA, 9690 West Sample Road, Suite 202, Coral Springs, Florida 33065. There has been no disagreement with any auditor about any item.

CHANGE OF COMPANY S CFO: RECENT EVENT. We received and accepted the resignation of our Chief Financial Officer, Louis Sopov, effective March 21, 2001. We promoted our controller, Thomas G. Seifert, to the position of CFO effective March 26, 2001.

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

                              IDIAL NETWORKS, INC.

                                    formerly
                        Desert Springs Acquisitions, Inc.

Dated:  March  30,  2001

/s/Mark  T.  Wood          /s/Carl  K.  Battie          /s/Klaus  Scholz
   Mark  T.  Wood             Carl  K.  Battie             Klaus  Scholz

/s/Edward  J.  Janusz          /s/Gerald  Lesher          /s/Thomas  G.  Seifert
   Edward  J.  Janusz             Gerald  Lesher             Thomas  G.  Seifert

                                       35


--------------------------------------------------------------------------------
                                  EXHIBIT FK-00

                          AUDITED FINANCIAL STATEMENTS:

                               FOR THE YEARS ENDED

                           DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                       37


                               IDIAL NETWORKS, INC

                                TABLE OF CONTENTS



          PAGE  1     -     AUDITORS  LETTER

          PAGE  2     -     BALANCE  SHEET

          PAGE  3     -     INCOME  STATEMENT

          PAGE  4     -     STATEMENT  OF  CHANGES  IN  CASH  FLOW

          PAGE  6     -     STOCKHOLDER'S  EQUITY

          PAGE  7     -     NOTES  TO  FINANCIAL  STATEMENTS



SIEGELAUB,  LIEBERMAN  &  ASSOCIATES  P.A.
CERTIFIED  PUBLIC  ACCOUNTANTS
9690  W.  SAMPLE  ROAD,  SUITE  202
CORAL  SPRINGS,  FL.  33065

To  the  Board  of  Directors  and  Stockholders
IDial  Networks,  Inc.
Dallas,  Texas

We have audited the accompanying balance sheet of IDial Networks, Inc. as of December 31, 2000 and December 31, 1999, and the related statements of income, changes in stockholders equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles' used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDial Networks, Inc. as of December 31, 2000 and December 31, 1999, and the results of its operations, and its cash flows for the period then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company's history has reflected significant losses. Management has instituted a cost reduction program that included a reduction in labor and fringe costs. In addition, the Company has consolidated several of its operations, increased marketing efforts on its product lines, adjusted sales prices of certain products to bring them in line with costs and negotiated more favorable contracts to provide services at a more efficient cost. As a result of these efforts, 1st quarter 2001 sales have improved significantly and Management believes that profitability will be achieved in the near future. The financial statements do not include any adjustments that might result from the outcome of this matter.


/s/Siegelaub,  Lieberman  &  Associates  P.A.
Siegelaub,  Lieberman  &  Associates  P.A.
Coral  Springs,  Florida
November  12,  2000

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                December 31,
                                                             2000        1999
--------------------------------------------------------------------------------

Current assets
  Cash and cash equivalents . . . . . . . . . . . . .   $    67,410   $  11,481
  Investments . . . . . . . . . . . . . . . . . . . .        31,200
  Accounts receivable - trade . . . . . . . . . . . .        51,531      26,614
  Other receivables . . . . . . . . . . . . . . . . .       105,000     100,000
  Inventory . . . . . . . . . . . . . . . . . . . . .        10,000           -
--------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .       265,141     138,095
--------------------------------------------------------------------------------
FIXED ASSETS (NET). . . . . . . . . . . . . . . . .       2,683,163     255,587
--------------------------------------------------------------------------------
Other assets
  Intangibles, net. . . . . . . . . . . . . . . . . .     6,652,204     215,000
  Deposits. . . . . . . . . . . . . . . . . . . . . .        52,617       8,855
--------------------------------------------------------------------------------
    TOTAL OTHER ASSETS. . . . . . . . . . . . . . . .     6,704,822     223,855
--------------------------------------------------------------------------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .   $ 9,653,126   $ 617,537
================================================================================
Current liabilities
  Accounts payable. . . . . . . . . . . . . . . . . .     1,200,203     347,445
  Accrued consulting fees . . . . . . . . . . . . . . . . . . . . .      55,000
  Accrued wages . . . . . . . . . . . . . . . . . . . . . . . . .        25,000
  Accrued interest. . . . . . . . . . . . . . . . . .        49,786           -
  Deferred revenue. . . . . . . . . . . . . . . . . .        31,256           -
  Current portion of long-term debt . . . . . . . . .       148,736      96,416
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . .     1,429,981     523,861
--------------------------------------------------------------------------------
Long-term liabilities
  Advances from stockholder's & related parties . . .     1,112,674     119,100
  Notes Payable . . . . . . . . . . . . . . . . . . . . . . . . .       148,385
  Capital Leases Payable. . . . . . . . . . . . . . .       123,206           -
--------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES . . . . . . . . . . . . .     1,235,880     267,485
--------------------------------------------------------------------------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .     2,665,861     791,346

Common stock, $.005 par value,
100,000,000 shares authorized, 87,112,594
shares issued and outstanding.                              439,849     185,425
Additional paid in capital. . . . . . . . . . . . . .    14,970,152     495,575
Accumulated deficits. . . . . . . . . . . . . . . . .    (8,422,736)   (854,809)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY (DEFICIT). . . . . . . . .     6,987,265    (173,809)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT . . . . ..  $ 9,653,126   $ 617,537
================================================================================

                        See notes to financial statements

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the Years Ended
                                                           December 31,
                                                        2000          1999
---------------------------------------------------------------------------

Sales . . . . . . . . . . . . . . . . . . . . .  $ 2,173,581   $ 1,575,826
Cost of Sales . . . . . . . . . . . . . . . . .    1,705,851     1,388,703
---------------------------------------------------------------------------
GROSS PROFIT. . . . . . . . . . . . . . . . . .      467,730       187,123
Selling, general and administrative expenses. .    7,759,371       657,229
---------------------------------------------------------------------------
NET OPERATING LOSS. . . . . . . . . . . . . . .   (7,291,641)     (470,106)

Other expenses
  Interest expense. . . . . . . . . . . . . . .     (157,487)      (90,654)
---------------------------------------------------------------------------
NET LOSS. . . . . . . . . . . . . . . . . . . .   (7,449,128)     (560,760)

Other comprehensive loss
  Unrealized loss on investments. . . . . . . .     (118,800)            -
  Loss on sale of assets. . . . . . . . . . . .            0             -
---------------------------------------------------------------------------
COMPREHENSIVE LOSS. . . . . . . . . . . . . . .  $(7,567,928)  $  (560,760)
===========================================================================
NET LOSS PER SHARE BASIC AND DILUTED. . . . . .        (0.22)        (0.04)
===========================================================================
COMPREHENSIVE LOSS PER SHARE, BASIC AND DILUTED  $     (0.23)  $     (0.04)
===========================================================================
WEIGHTED AVERAGE SHARE OUTSTANDING. . . . . . .   33,510,902    14,211,267
===========================================================================

                        See notes to financial statements

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                           FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                             2000        1999
--------------------------------------------------------------------------------
Cash flow from operating activities
   Net loss. . . . . . . . . . . . . . . . . . . . . .  $(7,567,928)  $(560,760)

Adjustments to reconcile net loss to net
cash used in operating activities
  Write off of accrued interest. . . . . . . . . . . . . . . . . .-. .   60,000
  Stock issued for consulting. . . . . . . . . . . . . . . . . . .-      69,600
  Write off of loan acquisition costs. . . . . . . . . . . . . . .-      16,765
  Depreciation . . . . . . . . . . . . . . . . . . . .      988,198     113,333
  Amortization . . . . . . . . . . . . . . . . . . .        749,884           -
  Changes in assets and liabilities
    Investments. . . . . . . . . . . . . . . . . . . . .    (31,200)          -
    Accounts receivable. . . . . . . . . . . . . .          (24,917)   (109,562)
    Other receivables. . . . . . . . . . . . . .             (5,000)          -
    Inventory. . . . . . . . . . . . . . . . . . . . .      (10,000)          -
    Accounts payable . . . . . . . . . . . . . . . .        852,758     317,224
    Accrued expenses . . . . . . . . . . . . . . .          (30,214)     60,000
    Deferred revenue . . . . . . . . . . . . . . . .         31,256           -
    Current portion of long term debt. . . . .               52,320           -
--------------------------------------------------------------------------------
         NET CASH USED IN OPERATING ACTIVITIES . .       (4,994,844)    (33,400)
--------------------------------------------------------------------------------
Cash flow from investing activities:
    Purchase of property and equipment . . . . . . .     (3,425,924)    (26,651)
    Intangible Assets. . . . . . . . . . . . . . .       (7,176,937)          -
    Deposits . . . . . . . . . . . . . . . . . . . . . .    (43,762)      2,154
--------------------------------------------------------------------------------
       NET CASH USED IN INVESTING ACTIVITIES . . .      (10,646,623)    (24,497)
--------------------------------------------------------------------------------

Cash flows from financing activities
    Proceeds from issuance of long term debt . .            993,574      35,000
    Payment of long term debt. . . . . . . . . .           (148,385)    (16,371)
    Proceeds from long term capital lease. . .              123,206           -
    Net(repayment to) advances from members. . . . . . . . . . . .      (67,744)
    Proceeds from sale of common stock . . . . . . .     14,729,001           -
    Proceed from sale of preferred stock
--------------------------------------------------------------------------------
      NET CASH PROVIDED FROM FINANCING ACTIVITIES.       15,697,396     (49,115)
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . .       55,929    (107,012)

Cash,  beginning of period . . . . . . . . . . . . . .       11,481     118,493
--------------------------------------------------------------------------------
CASH, END OF PERIOD. . . . . . . . . . . . . . . . . .  $    67,410   $  11,481
--------------------------------------------------------------------------------

                        See notes to financial statements

Supplemental  disclosures  of  non  cash  investing  activities:
   During the years ended December 31, 2000 and 1999, $428,280 and $169,601 of office equipment  was  financed  by  lease  obligation.

  11,242,430 shares of common stock were issued at a value of $4,660,042 in exchange for various continuing services.

                               IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                  Members             Common Stock         Additional
                                                              Capital Amount       Shares        Amount     paid in
                                                                                                            Capital
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998. . . . . . . . . . . . . . . . . .  $           300
Reorganization. . . . . . . . . . . . . . . . . . . . . . . .             (300)        1,000   $         1          299
Issuance of common stock in exchange for accrued wages. . . .                -    11,385,000        11,300      153,700
Issuance of common stock in exchange for consulting services.                -     3,930,000        40,150       22,850
Exchange of common stock. . . . . . . . . . . . . . . . . . .                -     2,541,500       127,124     (127,124)
Stock issued for retirement debt. . . . . . . . . . . . . . .                -        85,000           850       55,250
Stock issued for fixed assets . . . . . . . . . . . . . . . .                -       190,000         1,900      123,100
Stock issued for intangible assets. . . . . . . . . . . . . .                -       250,000         2,500      162,500
Stock issued for consulting services. . . . . . . . . . . . .                -        10,000           100        6,500
Stock issued for cash . . . . . . . . . . . . . . . . . . . .                -       150,000         1,500       98,500
Net Loss.
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999. . . . . . . . . . . . . . . . . .                0    18,542,500       185,425      495,575
Stock issed in connection with acquistion - Whoofnet. . . . .                -     9,893,500        98,935    8,001,065
Stock issued for forgivness of debt . . . . . . . . . . . . .                -       306,200         3,062      398,282
Stock issued for consulting services. . . . . . . . . . . . .                -     2,908,700        29,087    2,292,112
Stock issued issued with acquistion - 2 sendit. . . . . . . .                -     4,199,998        42,000    1,926,959
Stock issued for consulting services. . . . . . . . . . . . .                -     7,750,000        77,500    1,860,000
Stock Dividend. . . . . . . . . . . . . . . . . . . . . . . .                -    43,984,928             -            -
Net loss
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000. . . . . . . . . . . . . . . . . .  $             0    87,112,594    $  436,009  $14,973,993
========================================================================================================================

                        See notes to financial statements

                               IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS EQUITY
                                   (continue)

                                                                                         Total
                                                                                       Stockholder's
                                                                  Accumulated Deficit    (Deficit)
----------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                            $  (294,049)      $ (293,749)
Reorganization. . . . . . . . . . . . . . . . . . . . . . . .                   -                0
Issuance of common stock in exchange for accrued wages. . . .                   -          165,000
Issuance of common stock in exchange for consulting services.                   -           63,000
Exchange of common stock. . . . . . . . . . . . . . . . . . .                   -                0
Stock issued for retirement debt. . . . . . . . . . . . . . .                   -           56,100
Stock issued for fixed assets . . . . . . . . . . . . . . . .                   -          125,000
Stock issued for intangible assets. . . . . . . . . . . . . .                   -          165,000
Stock issued for consulting services. . . . . . . . . . . . .                   -            6,600
Stock issued for cash . . . . . . . . . . . . . . . . . . . .                   -          100,000
Net Loss                                                                 (560,760)        (560,760)
---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999. . . . . . . . . . . . . . . . . .             (854,809)       (173,809)
Stock issed in connection with acquistion - Whoofnet. . . . .                    -       8,100,000
Stock issued for forgivness of debt . . . . . . . . . . . . .                    -         401,344
Stock issued for consulting services. . . . . . . . . . . . .                    -       2,321,198
Stock issued issued with acquistion - 2 sendit. . . . . . . .                    -       1,968,959
Stock issued for consulting services. . . . . . . . . . . . .                    -       1,937,500
Stock Dividend
Net loss                                                                (7,567,928)     (7,567,928)
---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000. . . . . . . . . . . . . . . . . .         $ (8,422,737)    $ 6,987,265
===================================================================================================

                        See notes to financial statements

                               IDIAL NETWORKS, INC

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

In January 2000, Desert Springs Acquisition Corp. moved its state of incorporation to Nevada by merger of the Colorado corporation with and into iDial Networks, Inc. (a Nevada corporation). The predecessor Company, Woodcomm, LLC was established in May 1997 in the state of Nevada. The Company began commercial operations in June 1998 as a facilities-based wholesale provider of international long-distance telephone services into South East Asia from the United States.

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

In August 2000, the company acquired 100% of the stock of Whoofnet.com, Inc. (a development stage company ("Whoofnet.com") in exchange for the issuance of 10 million new shares of common stock of the Company.

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

                               IDIAL NETWORKS, INC

                          NOTES TO FINANCIAL STATEMENTS

6) Whooftelco, Inc. will be a low cost high quality telecommunications provider to the European and Asian wireless community and to the low cost domestic and international calls customer in the United States. The Company was organized March 2000.

7) Whoofnet.Com AC is a Swedish corporation that was formed on January 16, 2001 susequent to the year end. The purpose is to act as the European call center for Whoofnet.Com. The Company received a $10,000,000 grant from the Swedish Government to provide the development and expansion of a telephone customer call center for the Swedish government. As of the date of this audit an initial application for a draw of $260,000 has been made to commence the development.

8) Whoofstore.Co AB was formed on January 16, 2000 is also a Swedish corporation as a duty free sales center. Management estimates that the licenser granting the Company a tax-free status has a market value between $5 to 10 million US dollars.

As of the date of these financial statements none of the subsidiaries were active or funded.

In  October  2000  iDial  acquire  100%  of  the  stock  of  2sendit.com.

2sendit.Com provides a marketing service by advertising the products and services through a variety of media with a primary focus on the use of fax mail direct mail and email. In addition the company provides ancillary services, which include the sales of mailing lists, and consultation services.

The primary customer has been the investment market but the company has recently expanded its integration into the general business market.

In August 2000 the Company acquired 100% of the outstanding stock of Whoofnet.com, Inc.

Continued  Operations  and  realization  of  Assets

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered losses from operations since inception, resulting in an accumulated deficit of approximately $ 8,422,736 at December 31, 2000.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company's near and long-term operating strategies in relation to the going concern encompass pursuing several initiatives intended to increase liquidity through increased revenue. The first is to expand its current prepaid phone card business by partnering with international termination partners in high margin countries and aggressively market its products through web site and agent networks. High traffic will result in significantly lower carrier costs and thus increase margins. The second is to offer private label long distance voice IP service and other applications to cable operators and their customers.

Third is to offer iDial's unique send-a-call application to e-greeting card companies which would allow the sender and recipient to be connected by telephone with a click of a button. The fourth is to offer iDial's Phone-me-now application to e-commerce whereby telephone contact would be made with the click of a button.

Concentration  of  Credit  Risk

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable. Additionally, the Company maintains cash balances in bank deposit accounts, which, at times, may exceed federally insured limits. During the year ended December 31, 1999, predominantly all of the Company's sales were generated from one company and receivable consisted of $20,611 or 77% of total trade accounts receivable.

Advertising  Costs

The  Company  expenses  advertising  costs  as  incurred.

Use  of  Estimates

                               IDIAL NETWORKS, INC

                          NOTES TO FINANCIAL STATEMENTS

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

Intangible  Asset

Intangible asset consists of trademarks and rights of a particular phone card and is stated at cost. Amortization is computed using the straight line over the estimated useful life of asset over five years.


Revenue  Recognition

Revenue is recognized upon the completion of long distance telephone service based on the duration of the telephone call and recognition of unused prepaid funds after the prepaid cards expire.


Fair  Value  of  Financial  Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2000, as a result of the relatively short maturity of these instruments.

The fair value of the notes payable approximate the carrying value as both the stated rate and discount rate on the notes approximates the estimated current market rate.

Long-Lived  Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At December 31, 2000, the Company determined no impairment was appropriate.

Income  Taxes

Effective April 1999, the Company was reorganized, changing from an LLC to a C Corporation. As a result, the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are notexpected to be realized.

At December 31, 2000 the Company and its subsidiaries each had losses and consequently there is no provision for income taxes.

Each  Company  files  their  own  tax  return.

Basic  and  Diluted  Net  Loss  Per  Share


                               IDIAL NETWORKS, INC

                          NOTES TO FINANCIAL STATEMENTS

The Company computes net loss per share in accordance with the provisions of Statement of Financial accounting Standards No. 128, "Earnings Per Share" ("SFAS
 128") and SEC Staff Accounting Bulletin No. 98 ("SAB "). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period.

Recently  Issued  Accounting  Pronouncements

During  April  1998,  Statement  of  Position  98-5,  "Reporting in the Costs of
Start-up Activities" was issued. SOP 98-5 was required to be adopted by the first quarter of 1999.
The  Company  had  no  effect  on  operations  upon  adoption  of  SOP  98-5.


Note  2  -  Property  and  Equipment

Property  and  equipment  consists  of  the  following:

                                              December  31,
                              -------------------------------------
                                     2000                 1999
                              -------------------------------------
Telephony  equipment       .      $    600,716           $  288,974
Computers  and  equipment              631,127              111,071
Trademarks                             215,000                    -
Software                             2,247,076                    -
Furniture  &  Fixtures                 177,872                    -
                              -------------------------------------
                                     3,871,791              400,045
Less  accumulated  depreciation     (1,188,628)             (46,131)
                              -------------------------------------
                                  $  2,683,163           $  353,914
                              =====================================


Note  3  -  Long-Term  Debt

Long-term  debt  consists  of  the  following:

                                                    December  31,
                                        -------------------------------------
                                              2000                  1999
                                        -------------------------------------

Capital  leases  with  monthly  installments
   Totaling  $12,019  including  interest  at
   23%  and  expiring  December  2001
   through  August  2003.  Collateralized
   by  equipment  with  a  net  book  value  of
   approximately  $428,280  and  $178,000
   at  December  31,  2000  and  1999,
   respectively.                                $144,229          $56,571

Various  note  payables  issued  for
   Acquisition  of  equipment,  paid
   During  1999  with  the  issuance  of
   Common  stock.                                 23,856          404,474

Various  note  payables  issued  for  loans    1,112,674                -
By  the  stockholders  at  7%  interest
Payable  on  demand.
                                        -------------------------------------
                                              $1,280,759     $  461,  045
                                        =====================================

                               IDIAL NETWORKS, INC

                          NOTES TO FINANCIAL STATEMENTS

Maturities  of  long-term  debt  as  of  December  31,  2000  are  as  follows:

                               Long-Term        Capital
Year Ending December 31,          Debt           Leases            Total
--------------------------------------------------------------------------------
          2001                 $  13,685      $  124,879      $  138,564
          2002                     9,535          49,653          59,188
          2003                     3,178          23,058          26,236
                         ---------------     ------------     --------------
                                  26,398         197,590         223,988
Less  amount
representing  interest            (3,335)        (45,446)        (48,781)
                         ---------------     ------------     --------------
                                  23,063         152,144         175,207
Less  current  maturities        (11,571)       (148,736)       (160,307)
                         ---------------     ------------    ---------------
                               $  11,492      $  121,644      $   14,900
                         ===================================================

The Company leases office space and furniture and equipment under operating leases, which expire February 2000 through July 2000.

Future minimum obligations under the non-cancelable operating leases at December 31, 2000 are as follows:

Year Ending December 31,
---------------------------------
2001     2001             124,879
2002     2002              49,653
2003     2003              23,058
---------------------------------
                      $   197,590

Rent expense under the operating leases was $219,440 and $41,954 for the years ended December 31, 2000 and 1999, respectively.


Note  5  -  Shareholder  Advance

In 2000, the Company received advances from a shareholder to fund operations. The advances are interest bearing at 7% per annum and payable on demand. As of December 31, 2000 and 1999, the advances from stockholder totaled $1,112,674 and $186,844, respectively.

Note  6  -  Income  Taxes

At December 31, the Company has net operating loss carry forwards of approximately:
          1999  -     536,000,  which  expires  in  2014.
          2000  -   7,567,928,  which  expires  in  2015.

The Company has recorded a long-term deferred tax asset for the net operating loss of approximately $208,504 at December 31, 1999, and has provided a 100% valuation allowance on the deferred tax asset due to uncertainty as to the ultimate utilization of the net operating loss carry forwards.

Note  7  -  Stock  Transactions

Prior to the reverse acquisition, the stockholder of WCI was issued 11,385,000 shares of common stock in exchange for $165,000 or accrued wages. Additionally, various consultants were issued common stock in exchange for services. The fair market value of the common stock on the date of these issuances was determined based on the consideration received, as that amount was more readily determinable and reliably measurable than the fair market value of the common stock transferred.

In the year 2000, the Company issued common shares in exchange for debt, to acquire various assets and in payment of consulting services. The fair market value of the common stock on the date of these issuances varied.

The  various  stock  transactions,  which  occurred  in  2000,  are  as follows:

The Company issued 10,936,230 share of unrestricted common stock valued at $4,258,698 in exchange for services.

                               IDIAL NETWORKS, INC

                          NOTES TO FINANCIAL STATEMENTS

Note  7  -  Stock  Transactions  (continued)

The Company issued 9,893,500 share of common stock in August 2000 for 100% of the outstanding stock of Whoofnet.com Inc., which had a market value at the time of $8,100,000.

In October 2000, the Company issued 4,199,998 shares of common stock for the acquisition of 2Sendit.com, Inc. The market value of the stock at the time of acquisition was $1,968,959.

In December the company issued a stock dividend equal to 43,511,697 or one share Of stock for each share outstanding to all the investors of record.

