Form 10QSB
period 2001-03-31
IDIAL NETWORKS INC
filed 2001-05-16
CIK 810932

-------------------------------------------------------------------------------
        Data provided by EDGAR Online, Inc. (http://www.edgar-online.com)
                           ---------------------------





                               IDIAL NETWORKS INC



                               Filing Type: 10QSB
                          Description: Quarterly Report
                            Filing Date: May 15, 2001
                            Period End: Mar 31, 2001


                Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: IDNW

IDIAL NETWORKS INC - 10QSB - Quarterly Report             Date Filed: 05/15/2001
--------------------------------------------------------------------------------
        Data provided by EDGAR Online, Inc. (http://www.edgar-online.com)
                           ---------------------------



                               Table of Contents
-------------------------------------------------------------------------------
                                 10QSB OTHERDOC

Part I............................................2
Item I............................................2
Balance Sheet.....................................2
Income Statement..................................3
Table 3...........................................4
Table 4...........................................7
Cash Flow Statement...............................5
Table 6............................................
Part II..........................................13
Item 1...........................................13
Item 2...........................................13
Item 3...........................................13
Item 4...........................................13
Item 5...........................................13
Item 6...........................................13

   -----------------------------------------------------------------------------
                                 Mark  T.  Wood
                                    CHAIRMAN
                              iDial  Networks,  Inc.
                         19009 Preston Road,  Suite  215 PMB 236
                               Dallas  Texas  75252
            (Name and Address of Person Authorized to Receive Notices and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH  A  COPY  TO:
                                 T. Alan Owen,  ESQ
                               1112 East Copeland Road
                                      Suite 420
                              Arlington, Texas   76011
                                 (817)  460-4498
                               fax  (817)  795-0154

--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2001

                         Commission File Number: 0-24962

                              IDIAL NETWORKS, INC.
                                    formerly
                        Desert Springs Acquisitions, Inc.

             Nevada                                    75-2863583
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

19009  Preston Road Suite 215 PMB 236,  Dallas,  Texas             75252
(Address of principal executive offices)                         (Zip Code)

Registrant's  telephone  number,  including  area  code:   (303)  338-5100


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

As of March 31, 2001:

the number of shares outstanding of the Registrant's Common Stock was 87,969,856.




                          PART I: FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                              IDIAL NETWORKS, INC.

                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31, 2001         December 31, 2000
                                                              -----------------------------------------------
                                                                   (unaudited)
Current assets
  Cash and cash equivalents                                       $     134,651                    $  67,410
  Investments                                                                 31,244                  31,200
  Accounts receivable - trade                                                106,355                  51,531
  Other receivables                                                          108,096                 105,000
  Inventory                                                                   10,000                  10,000
                                                              -----------------------------------------------
    Total current assets                                                     390,346                 265,141
                                                              -----------------------------------------------

                                                              -----------------------------------------------
Fixed assets (net)                                                         2,562,512               2,683,163
                                                              -----------------------------------------------

Other assets
  Intangibles, net                                                         6,282,637               6,652,204
  Deposits                                                                    52,597
                                                                                                      52,617
                                                              -----------------------------------------------
    Total other assets                                                     6,335,234               6,704,822
                                                              -----------------------------------------------

Total assets                                                             $ 9,288,093             $ 9,653,126
                                                              ===============================================

Current liabilities
  Accounts payable                                                        $1,147,935             $ 1,200,203
  Accrued consulting fees
  Accrued wages
  Accrued interest                                                            49,787                  49,786
  Deferred revenue                                                                                    31,256
                                                                                   -
  Current portion of long-term debt                                          150,640                 148,736
                                                              -----------------------------------------------
Total current liabilities                                                  1,348,363               1,429,981
                                                              -----------------------------------------------

Long-term liabilities
  Advances from stockholder's & related parties                            1,187,674               1,112,674
  Notes Payable
  Capital Leases Payable                                                      76,851                 123,206
                                                              -----------------------------------------------
Total long-term liabilities                                                1,264,526               1,235,880
                                                              -----------------------------------------------

Total liabilities                                                          2,612,888               2,665,861

Common stock, $.005 par value, 100,000,000 shares                            724,949                 439,849
authorized, 87,112,594 shares issued and outstanding
Preferred Stock
                                                                                   -                       -
Additional paid in capital                                                14,970,152              14,970,152
Accumulated deficit                                                      (9,019,896)             (8,422,736)
                                                              -----------------------------------------------
Total stockholder's equity (deficit)                                       6,675,205               6,987,265
                                                              -----------------------------------------------

Total liabilities and stockholder's deficit                              $ 9,288,093             $ 9,653,126
                                                              ===============================================


                       See notes to financial statements.

                      IDIAL NETWORKS, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 March 31, 2001   March 31, 2000
                                                --------------------------------
                                                  (unaudited)       (unaudited)

Sales (net)                                      $ 1,937,698      $     373,866
Cost of Sales
                                                   1,405,352            331,401
                                                -------------------------------

Gross Profit
                                                     532,346             42,465
Selling, general and administrative expenses
                                                   1,121,767            350,951
                                                -------------------------------

Net operating loss
                                                    (589,421)          (308,486)

Other expenses
  Interest expense
                                                      (7,738)           (10,217)
                                                -------------------------------

Net loss
                                                    (597,159)          (318,703)

Other comprehensive loss
  Unrealized loss on investments
                                                           -
  Loss on sale of assets
                                                           -

                                                -------------------------------
Comprehensive loss                                $  597,159)      $   (318,703)
                                                ===============================

Net loss per share basic and diluted
                                                       (0.01)             (0.02)
                                                ===============================

Comprehensive loss per share, basic and diluted      $ (0.01)      $      (0.02)
                                                ===============================

Weighted average share outstanding
                                                   44,231,240        14,211,267
                                                ===============================


                       See notes to financial statements.

                              IDIAL NETWORKS, INC.

                        STATEMENT OF ACCUMULATED DEFICIT
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
                      AND THE YEAR ENDED DECEMBER 31, 2000

-------------------------------------------------------------------------------

                                                                     Common Stock
                                                   Members'       Shares        Amount      Additional                   Total
                                                   Capital                                  Paid-in    Accumulated  Stockholder"s
                                                   Amount                                   Capital      Deficit      (Deficit)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                       $   300                                                   $            $
                                                                                                         (294,049)       (293,749)
Reorganization                                      (300)        $  1,000             1         $ 299         -                -
Issuance of common stock in exchange for
accrued wages                                                   11,385,000        11,300       153,700                    165,000
Issuance of common stock in exchange for
consulting services                                              3,930,000        40,150        22,850                     63,000
Exchange of common stock
                                                                 2,541,500       127,124     (127,124)                          -
Stock issued for retirement debt
                                                                    85,000           850        55,250                     56,100
Stock issued for fixed assets
                                                                   190,000         1,900       123,100                    125,000
Stock issued for intangioble assets
                                                                   250,000         2,500       162,500                    165,000
Stock issued for consulting services
                                                                    10,000           100         6,500                      6,600
Stock issued for cash
                                                                   150,000         1,500        98,500                    100,000

Net Loss                                                                                                   (560,760)     (560,760)

----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                  -   18,542,500       185,425       495,575     (854,809)     (173,809)
Stock issed in connection with acquistion -
Whoofnet                                                         9,893,500        98,935     8,001,065                  8,100,000
Stock issued for forgivness of debt
                                                                   306,200         3,062       398,282                    401,344
Stock issued for consulting services
                                                                 2,908,700        29,087     2,292,112                  2,321,199
Stock issued issued with acquistion - 2 sendit
                                                                 4,199,997        42,000     1,926,959                  1,968,959
Stock issued for consulting services
                                                                 7,750,000        77,500     1,860,000                  1,937,500

Stock Dividend                                                  43,511,697

Net loss                                                                                                   (597,159)     (597,159)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                             $    -   87,112,594      $ 436,009   14,973,993  (1,451,968)    13,958,034

Net loss                                                                                                    (597,159)   ( 597,159)
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                                                              $ (2,049,128)    $13,360,874
==================================================================================================================================


                       See notes to financial statements.
                                       4

                              IDIAL  NETWORKS,  INC.
                            STATEMENTS  OF  CASH  FLOWS


                                                                        March 31, 2001      March 31, 2000
----------------------------------------------------------------------------------------------------------
                                                                           (unaudited)        (unaudited)
Cash flow from operating activities
   Net loss                                                               $  (597,159)     $     318,703)

Adjustments to reconcile net loss to net cash used in operating activities
  Writeoff of accrued interest
  Stock issued for consulting
  Write off of loan acquisition costs
  Depreciation                                                                 272,182             70,634
  Amortization                                                                 369,567
  Changes in assets and liabilities
    Investments
    Accounts receivable                                                       (54,824)              2,042
    Other receivables                                                          (3,096)            100,000
    Inventory                                                                        -            (8,691)
    Accounts payable                                                          (52,667)           (15,368)
    Accrued expenses                                                             (300)           (55,000)
    Deferred revenue                                                          (30,556)
    Current portion of long term debt                                            6,054

----------------------------------------------------------------------------------------------------------
         Net cash used in operating activities
                                                                              (90,799)          (225,086)
----------------------------------------------------------------------------------------------------------

Cash flow from investing activities:
    Purchase of property and equipment                                       (151,535)           (67,901)
    Intangible Assets
    Deposits                                                                      (20)

----------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                 (151,555)           (67,901)
----------------------------------------------------------------------------------------------------------


Cash flows from financing activities
    Proceeds from issuance of long term debt                                    90,556            500,000
    Payment of long term debt                                                 (19,706)           (40,640)
    Net (repayments to) advance from members                                                     (41,750)
    Proceeds from long term capital lease                                     (46,355)
    Proceeds from sale of common stock                                         285,100

----------------------------------------------------------------------------------------------------------
      Net cash provided from financing activities                              309,595            417,610
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                 67,241            124,623

Cash,  beginning of period                                                      67,410             11,481

----------------------------------------------------------------------------------------------------------
Cash, end of period                                                $       134,651      $      136,104
==========================================================================================================

               See  notes  to  financial  statements.

                               IDIAL  NETWORKS,  INC.
                          NOTES  TO  FINANCIAL  STATEMENTS


NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

Organization  and  Business
---------------------------

         The Company had its origin in May 1997, when WoodComm, LLC, a Nevada limited liability company was formed. In April 1999, WoodComm, LLC was converted from a limited liability company to a Nevada corporation. At the time of the conversion, the company name was changed to WoodComm International, Inc. ("WCI"). In December 1999, Desert Springs Acquisition Corporation ("Desert Springs"), a Colorado corporation, acquired all of the issued and outstanding common stock of WCI in exchange for 15,316,000 shares of the common stock of Desert Springs, and WCI was merged into Desert Springs. For financial reporting purposes, this transaction was treated as an additional capitalization of WCI (a reverse acquisition), even though Desert Springs was the surviving corporate entity. However, for financial reporting purposes, WCI is considered to be the surviving entity. The historical financial statements prior to the merger are those of WCI. Desert Springs' only assets and liabilities consisted of a liability of $80,346. The liabilities were not assumed in the merger. In January 2000, Desert Springs moved its state of incorporation to Nevada and changed its name to iDial Networks, Inc.

     The Company's administrative offices are located at 1211 S. Parker Road Suite 203 Denver, CO 80231, and the telephone number is (303) 338-5100. The Company's website can be found at www.idialnetworks.com. The information on the website is not part of this Form 10-QSB.

     Historically, the Company's principal business has been to provide Internet-based voice telecommunication to customers around the world. The Company operates selected communication services, including phone cards and Internet enabled telephony. The Internet triggered calls combine the flexibility of a computer (on-line billing and call records) with the low tariffs of USA based carriers via calling centers of direct from home anywhere in the world. During calendar year 2000, the Company's management decided to change its business model from a telephony service provider only, to that of a diversified product sales company. As part of the change in business focus, in August 2000, the Company acquired 100% of the stock of Whoofnet.com, Inc. ("Whoofnet.com"), a Florida corporation, in exchange for the issuance of 10,000,000 new investment shares of common stock in the Company.

     Whoofnet.com is a next generation Internet company designed for direct selling. Whoofnet.com was incorporated on March 6, 2000. Its major product is an Internet portal for use by the general public. Whoofnet.com has recently completed its field-testing and has just begun to make sales. All costs associated with the startup phase of Whoofnet.com's business have been expensed in the current period as allowed by Statement of Position 98-5.

     In November 2000, The Company acquired 100% of the stock of 2sendit.com, Inc. ("2sendit.com"), a Colorado corporation, in exchange for the issuance of 4,199,998 new investment shares of the common stock of the Company. 2sendit.com provides a marketing service by advertising the products and services through a variety of media with a primary focus on the use of fax mail, and e-mail. With fax and e-mail servers located in Dallas, Texas and Denver, Colorado, 2sendit.com is able to offer high capacity, low cost services. In addition, 2sendit.com maintains a small company attitude, allowing it to assist other small companies in need of its services.

     On November 15, 2000, the Company completed a 2-for-1 forward split of its common stock.

Basis  of  Presentation
-----------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.


Principals of Consolidation
---------------------------

     The Company's consolidation policy conforms to FASB Statement 94, dealing with consolidations of all majority-owned subsidiaries. FASB Statement 94 requires the Consolidated Financial Statements to include the accounts of the Company and its wholly-owned subsidiary corporations, after elimination of all material inter-company accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50% are accounted for under the equity method. Non-marketable investments in which the Company has less than 29% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.

Results of operations
------------------------------

The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:


                                                     Three months ended
                                                           March 31,
                                                   ----------------------
                                                      2001           2000

         Total revenue                               100.0%         100.0%
         Cost of sales                                72.5           88.6
                                                   -------         ------
         Gross margin                                 27.5           11.4
         Selling, general and administrative          24.8           75.0
                                                   -------         ------
       EBITDA                                          2.7          (63.6)
         Depreciation and Amortization               (33.1)         (18.9)
                                                   -------         ------
         Net loss                                    (30.4)         (82.5)
         Interest expense                            (0.04)          (2.7)
                                                   -------         ------
         Comprehensive loss                         (30.44)         (85.2)
                                                   ========        =======


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


Fair Value of Financial Instruments
---------------------------------------

     The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, and accrued expenses approximate fair value as of December 31, 2000, as a result of the relatively short maturity of these instruments.

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




Income Taxes
-------------

     Effective April 1999, the Company was reorganized, converting from a limited liability company to a corporation. As a result, the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.


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



FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

    This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of the Company's management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company's management with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices, and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not assume any responsibility to publicly update any of its forward-looking statements regardless whether factors change as a result of new information, future events, or for any other reason. The Company advises you to review any additional disclosures made in its 10-QSB, 8-K, and 10-KSB reports filed with the Commission.

         iDial Networks, Inc. is an established Application Service Provider
(ASP) of Internet Protocol and Wireless Application Protocol (WAP) technologies. The Internet is an increasingly significant interactive global medium for communication, information, and commerce. International Data Corporation, a market research firm, estimates that the number of users who make purchases over the Internet worldwide will grow from 31,000,000 in 1998 to more than 183,000,000 in 2003.



TELEPHONE SERVICE PRODUCTS

     The Company sells virtual prepaid calling cards over the Internet and physical prepaid cards through traditional retail outlets. The Company's Internet Phone Cards are virtual because no physical cards are issued. Once sold, calling cards can be used immediately to make international and domestic long distance calls. The Company's web system functions as follows. A potential customer accesses the Company's website and follows the prompt to enter the credit card information to purchase the virtual calling card, we verify the credit card within seconds, and a confidential PIN number and a toll free number is displayed for the customer to record, and the virtual calling card can be used immediately to place a call. The customer information becomes part of our database for future reference. The Company's Internet calling cards provide the flexibility of promptly changing rates and features to immediately respond to changing consumer demands, rather than having an inventory of physical cards with set features that cannot be changed until all are recalled or used. This also allows the Company to offer and test several different types of virtual calling cards with varying pricing features, thus providing a greater selection to our customers. The Company's website is accessible 24 hours per day, seven days a week, so we are not constrained by the hours that a retail store would be open for business. The website may also be reached from a customer's home or office. The customer is not required to physically travel to another location to make a purchase and receive delivery. The Company's online purchasing and delivery also allows the Company to deliver a broad selection of products to customers worldwide in rural or other locations that do not have convenient access to physical stores.

     The Company has integrated the economics of VoIP technology with the convenience of conventional telephony to enable web initiated telephone services. With this iDial technology, we are able to offer consumers and businesses telephony services at costs approaching the wholesale rates of carriers. Unlike some competitors who offer PC to phone services, iDial's web based services are provisioned via the Internet but all calls are currently made phone to phone. The majority of PC owners do not have microphones and telephony services. IDial delivers high-quality traditional and VoIP telephony services to consumers and businesses.


     WIRELESS APPLICATION PROTOCOL (WAP) is the de facto worldwide standard for providing Internet communications and advanced telephony services on digital mobile phones, pagers, personal digital assistants (PDAs), and other wireless terminals. The exploding wireless market is embracing WAP technology, with a predicted 600,000,000 WAP phones in use by the end of 2003. Europe is leading the way in WAP, and Forrester Research predicts that 219,000,000 Europeans will be accessing the Internet on a daily basis by 2003.

     Additionally, the Company currently offers traditional prepaid phone cards and VoIP services based on iDial technology under the following brand names for which various trade and service marks are registered.

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

     SENDACALL www.sendacall.com Prepaid calls sent within a virtual greeting card by-mail to recipients anywhere in the world, allowing recipient to place a free call to sender.

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

     Many e-commerce sites have discovered the necessity of having a customer service representative talk with potential buyers. However, traditional 800 numbers are still relatively expensive, and require some effort on the part of the buyer to initiate the call. With iDial's phone-me-now technology, a simple click of a button will connect the buyer with the seller s representative at very low rates. To further lower operating costs, the Company is exploring joint ventures with customer service centers in English speaking countries where wages are lower, and thus customer service becomes more affordable to e-commerce.

     The Company's wholly owned subsidiary, Whoofnet.com, hosts the portal site www.whoofnet.com providing the user with access to all of iDial's services and products. In addition, Whoofnet.com highlights the latest iDial news and developments, keeping our shareholders and investors informed on what is happening within the Company. The acquisition of Whoofnet.com and its subsidiaries affords iDial the opportunity to market a long line of products and services to targeted audiences within the United States and Europe. As a company with unique marketing resources and innovative vision, Whoofnet delivers the two things that matter most: Reach and Revenue.

     Whoofnet.com will drive sales of the products and services by utilizing media, including TV, Radio, Print, and Internet. The Company will continually expand and grow the current, existing product base using media as a source of support for the teams of distributors working independently out in the field.

     Whoofnet.com's first product to launch is the iDial Gold Advantage Card. The iDial Gold Advantage Card is an ATM/Debit Card that offers an extensive Consumer Benefits Package. It is an inexpensive, fast and secure way to transfer funds domestically & internationally. It is a reloadable debit card that can be used at ATM's all around the world. It can be used to buy gas, groceries, or other items from merchants with debit card capability and has an extensive Consumer Benefits Package offering savings on pharmacy, vision, dental, hearing, travel, gifts, vitamins, and more. The iDial Gold Advantage Card comes with a primary card and a family card enabling customers to save up to 75% on National and International money transfers. By purchasing the package and loading funds onto the card, the customer has opened an FDIC INSURED account. The account can accept Direct Deposits. Employees can have their wages electronically deposited to a secure account and can then access their wages anytime from ATM or point-of-sale retail locations.

     The customer receives two identical cards when joining the program. The second card can be used to transfer money domestically or internationally, just by forwarding the second card to a family member or friend anywhere in the world. This enables the second cardholder to withdraw funds from any ATM machine worldwide.

     WHOOFSWEDEN. Whoofnet.com, Inc., has entered into a Letter of Commitment dated April 7, 2000, with the regional government of central Sweden known as the Bracke Kommun to develop a state of the art e-commerce business center. This Letter of Commitment was transferred to the wholly owned subsidiary WhoofSweden on January 16, 2001.

     2SENDIT.COM INC. is an established fax-messaging provider for the information dissemination market. Due to today's desire for immediate delivery of information, fax messaging has become a popular means to deliver information quickly.

     FAX MESSAGING. Fax messaging has emerged as a low cost source of communication for businesses to use to get a message out, where messages range from newsletters to restaurant menus. Fax messaging has proven to be less expensive than traditional mail. Traditional mail remains as a popular choice for getting a message out, however, with costs of postage, envelopes, and printed material continually rising, today's budget constraints find that these expenses limit the number of recipients. Fax messaging provides a low cost, high volume method of getting the same material out to the recipients. An underlying benefit is that the results are almost immediate. While a traditional mail piece may take up to a week to be delivered, fax messaging usually takes less than an hour to reach the same audience. Fax messaging also has a cost related only to completed messages. With traditional mail, the cost is paid up front and there are no refunds for lost mail, unused postage, or damaged material.

     POSSIBLE GROWTH THROUGH ACQUISITIONS. We will seek to grow our business through acquisitions of other companies in our business or a related business. We review acquisition candidates from time to time. If a candidate meets our criteria, we may elect to acquire it using cash, Common Stock, or combination of both.

     EMPLOYEES. As of March 31, 2001, the Company had 15 full-time and 7 part-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employees relations to be good.

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









                         PART  I  -  FINANCIAL  INFORMATION


(2)  Results  of  Operations  Three  Months Ended  March 31, 2001
       ------------------------------------------------------------------------

Results of operations for the three months ended March 31, 2001 and 2000.

Sales increased $1,563,832 or 418% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This is primarily attributable to the increase in revenue related to the acquisition of Whoofnet.Com and 2Sendit.com and the expansion of our VoIP calling services.

General and administrative expenses increased $199,701 or 71% for the three months ended March 31, 2001 compared to the same period in 2000 net of depreciation and amortization expenses. This increase is primarily due to the increase in expenses associated with the acquisition of Whoofnet.Com and 2Sendit.Com. The Company incurred an increase in depreciation and amortization expenses to $571,115 or 809% for the three months ended March 31, 2001 compared to the same period in 2000. This increase is primarily related to the increase in depreciation from assets purchased for the expansion of our VoIP network and for amortization of goodwill associated with the purchase of Whoofnet.Com and 2Sendit.Com.

Gross margins for the period increased from approximately 11.4% in 2000 to 27.5% in 2001. EBITDA increased $290,180 or 122% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. These increases are primarily related to the increase in traffic over our own VoIP network and the increase in margin provided by 2Sendit.Com.

Comprehensive Losses increased to $278,456 or 87% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This increase is primarily related to the increase in depreciation from assets purchased for the expansion of our VoIP network and for amortization of goodwill associated with the purchase of Whoofnet.Com and 2Sendit.Com.



Liquidity  and  Capital  Resources
----------------------------------

During the three months ended March 31, 2001, the Company's net cash used in operating activities was $90,799. This shortfall was primarily funded by accounts receivable.

iDial currently is in the process of raising the necessary capital for continuing its growth through the following activities:

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

                                      None

                           Item 5.  Other Information

                                      None

                    Item 6.  Exhibits and reports on Form 8-K

                                      None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

May  14,  2001

                              IDIAL  NETWORKS,  INC.
                                    formerly
                        Desert  Springs  Acquisitions,  Inc.

                                       By

/s/Mark  Wood                 /s/Carl  Battie
---------------              ------------------
   Mark  Wood                   Carl  Battie
Chairman  of  the  Board        Vice  Chairman  of  the  Board