Form 10KSB/A
period 2001-03-31
IDIAL NETWORKS INC
filed 2001-08-02
CIK 810932

FORM 10KSB-A2

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 33-12029-D



                              iDial Networks, Inc.
               (Exact name of Company as specified in its charter)

                                    formerly
                        Desert Springs Acquisitions, Inc.


                     Nevada                                                    75-2863583
         (Jurisdiction of Incorporated)                                (IRS Employer Identification No.)

            19009 Preston Road, Suite 215 PMB# 236, Dallas, TX 75252 (Address of
              principal executive offices) (Zip code)

         Company's telephone number, including area code: (954) 578-5333

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Yes [X] No [ ] (Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days).

Note [] (Indicate by check mark whether if disclosure of delinquent filers (`229.405) is not and will not to the best of the Company's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto).

The issuer's revenue's for its most recent fiscal year were:  $2,173,581.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $.0625 per share, was $1,971,082 as of December 31, 2000.

As of March 1, 2001, the number of shares outstanding of the Company's Common Stock was 87,969,856.

                        Exhibit Index is found on Page 17

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference form the definitive Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one):

                           Yes __________                     No ____X____

                                     ITEM 8.
                              FINANCIAL STATEMENTS

Reference is made to Auditors Report of December 31, 2000 filed herewith. Those financial statements, attached thereto are incorporated herein by this reference as though fully set forth herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IDIAL NETWORKS, INC.


                                 By:   /s/ Mark T. Wood
                                           Mark T. Wood, Chief Executive Officer

                                           August 1, 2001
                                           Date

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                   Capacity                                  Date

/s/ Mark T Wood                             Chairman,                                            August 1, 2001
------------------------------------
Mark T. Wood

/s/ Carl K. Battie                          Vice Chairman                                        August 1, 2001
------------------------------------
Ccarl K. Battie

/s/ Klaus Scholz                            Director                                             August 1, 2001
------------------------------------
Klaus Scholz


/s/ Edward J. Janusz                        Director                                             August 1, 2001
------------------------------------
Edward J, Janusz


/s/ Gerald Lesher                           Director                                             August 1, 2001
------------------------------------
Gerald Lesher


/s/ Thomas G. Seifert                       Chief Financial Officer                              August 1, 2001
------------------------------------
Thomas G, Seifert

                              Idial Networks, Inc.
                                And Subsidiaries

                              Financial Statements

                           December 31, 2000 and 1999

                               IDIAL NETWORKS, INC

                                TABLE OF CONTENTS






                  Page 1   -        Auditors Letter

                  Page 2   -        Balance Sheet

                  Page 3   -        Income Statement

                  Page 4   -        Statement of Changes in Cash Flow

                  Page 6   -        Stockholder's Equity

                  Page 7   -        Notes to Financial Statements

Kenneth Lieberman C.P.A., P.A.                                    (954) 971-8020
4400 W. Sample Road                                           Fax (954) 971-1621
Suite 116
Coconut Creek, FL 33073


To the Board of Directors and Stockholders
IDial Networks, Inc.
Dallas, Texas

     I have audited the accompanying balance sheet of IDial Networks, Inc. as of December 31, 2000 and the related statements of income, changes in stockholders equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDial Networks, Inc. as of December 31, 2000 and the results of its operations, and its cash flows for the period then ended, in conformity with generally accepted accounting principles.

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

     The accompanying consolidated balance sheet of Idial Networks, Inc. as of December 31, 1999 and the related statement of income, stockholders' equity and cash flows for the year then ended are audited by other auditors who expressed an opinion with reservation on the statements in their report.



Kenneth Lieberman C.P.A. P.A.
Coconut Creek, Florida
July 19, 2001

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------
                                                                            December
                                                                      2000            1999
--------------------------------------------------------------------------------------------------------

Current assets
  Cash and cash equivalents .................................   $     67,410    $     11,481
  Investments ...............................................         31,200
  Accounts receivable - trade ...............................         51,531          26,614
  Other receivables .........................................        105,000         100,000
  Inventory .................................................         10,000
                                                                ------------    ------------
    Total current assets ....................................        265,141         138,095
                                                                ------------    ------------

Fixed assets (net) ..........................................      2,683,163         255,587
                                                                ------------    ------------

Other assets
  Intangibles, net
                                                                   6,652,204         215,000
  Deposits
                                                                      52,617           8,855
                                                                ------------    ------------

    Total other assets ......................................      6,704,822         223,855
                                                                ------------    ------------

Total assets ................................................   $  9,653,126    $    617,537
                                                                ============    ============

Current liabilities
  Accounts payable
                                                                   1,200,203         347,445

  Accrued consulting fees ...................................                         55,000

  Accrued wages .............................................                         25,000
  Accrued interest ..........................................         49,786

  Deferred revenue ..........................................         31,256
  Current portion of long-term debt .........................        136,460          96,416
                                                                ------------    ------------

Total current liabilities ...................................      1,417,775         523,861
                                                                ------------    ------------

Long-term liabilities
  Advances from stockholder's & related parties
                                                                   1,112,674         119,100

  Notes Payable .............................................         11,492         148,385
  Capital Leases Payable                                             123,990
                                                                ------------    ------------

Total long-term liabilities .................................      1,248,156         267,485
                                                                ------------    ------------


Total liabilities ...........................................      2,665,861         791,346

Common stock, $.005 par value, 100,000,000 shares authorized,
87,357,456 shares issued and outstanding ....................        439,849         185,425

Additional paid in capital ..................................     14,970,152         495,575
Accumulated deficits
                                                                  (8,422,736)       (854,809)
                                                                ------------    ------------
Total stockholder's equity (deficit) ........................      6,987,265        (173,809)
                                                                ------------    ------------

Total liabilities and stockholder's deficit .................   $  9,653,126    $    617,537
                                                                ============    ============

                        See notes to financial statements

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------
                                                For the Years Ended Decmber 31,
                                                       2000             1999
------------------------------------------------------------------------------


Sales .........................................   $  2,173,581       1,575,826
Cost of Sales
                                                     1,705,851       1,388,703
                                                   -----------    ------------

Gross Profit ..................................        467,730         187,123

Selling, general and administrative expenses ..      7,759,371         657,229
                                                   -----------    ------------

Net operating loss ............................     (7,291,641)       (470,106)

Other expenses
  Interest expense ............................       (157,487)        (90,654)
                                                   -----------    ------------

Net loss ......................................     (7,449,128)       (560,760)

Other comprehensive loss
  Unrealized loss on investments ..............       (118,800)
  Loss on sale of assets ......................           --
                                                   -----------    ------------
Comprehensive loss ............................   $ (7,567,928)   $   (560,760)
                                                   ============   ============

Net loss per share basic and diluted ..........          (0.25)          (0.04)
                                                   ============   ============

Comprehensive loss per share, basic and diluted          (0.26)          (0.04)
                                                   ============   ============
Weighted average share outstanding ............     29,565,304      14,211,267
                                                   ============   ============


Supplemental disclosures of non cash investing activities: During the years ended December 31, 2000 and 1999, $428,280 and $169,601 of office equipment was financed by lease obligation.

  11,242,430 shares of common stock were issued at a value of $4,660,042 in exchange for various continuing services.

See notes to financial statements

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

-----------------------------------------------------------------------------------------------------
                                                                    For the Years Ended December 30
                                                                        2000             1999
-----------------------------------------------------------------------------------------------------

Cash flow from operating activities
   Net loss ...................................................   $ (7,567,928)   $   (560,760)

Adjustments to reconcile net loss to net cash used in operating activities

  Writeoff of accrued interest ................................                         60,000

  Stock issued for consulting .................................                         69,600

  Write off of loan acquisition costs .........................                         16,765

  Depreciation ................................................        988,198         113,333

  Amortization ................................................        749,884

  Changes in assets and liabilities
    Investments ...............................................        (31,200)

    Accounts receivable .......................................        (24,917)       (109,562)

    Other receivables .........................................         (5,000)

    Inventory .................................................        (10,000)

    Accounts payable ..........................................        852,758         317,224

    Accrued expenses ..........................................        (30,214)         60,000

    Deferred revenue ..........................................         31,256

    Current portion of long term debt .........................         52,320
                                                                    ------------  ------------
         Net cash used in operating activities ................     (4,994,844)        (33,400)
                                                                    ------------  ------------

Cash flow from investing activities:

    Purchase of property and equipment ........................     (3,425,924)        (26,651)

    Intangible Assets .........................................     (7,176,937)

    Deposits ..................................................        (43,762)          2,154
                                                                    ------------  ------------
       Net cash used in investing activities ..................    (10,646,623)        (24,497)
                                                                    ------------  ------------
Cash flows from financing activities
    Proceeds from issuance of long term debt ..................        993,574          35,000

    Payment of long term debt .................................       (148,385)        (16,371)

    Proceeds from long term capital lease .....................        123,206

    Net(repayment to) advances from members ...................                        (67,744)

    Proceeds from sale of common stock ........................     14,729,001

    Proceed from sale of preferred stock
                                                                    ------------  ------------
      Net cash provided from financing activities .............     15,697,396         (49,115)
                                                                    ------------  ------------

Net increase (decrease) in cash ...............................         55,929        (107,012)

Cash,  beginning of period ....................................         11,481         118,493
                                                                    ------------  ------------
Cash, end of period ...........................................   $     67,410    $     11,481
                                                                    ============  ============

Supplemental disclosures of non cash investing activities: During the years ended December 31, 2000 and 1999, $428,280 and $169,601 of office equipment was financed by lease obligation.

  11,242,430 shares of common stock were issued at a value of $4,660,042 in exchange for various continuing services.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Common Stock
                                               Members'                                    Additional                    Total
                                           Capital Amount                                   Paid-in     Accumulated  Stockholder's
                                                              Shares         Amount        Capital       Deficit      (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                $      300                                                     (294,049)    (293,749)

Reorganization                                  (300)          1,000   $       1         $       299                         -
Issuance of common stock in exchange for
accrued wages                                             11,385,000      11,300             153,700                   165,000
Issuance of common stock in exchange for
consulting services                                        3,930,000      40,150              22,850                    63,000
Exchange of common stock                                   2,541,500     127,124            (127,124)                        -

Stock issued for retirement debt                              85,000         850              55,250                    56,100

Stock issued for fixed assets                                190,000       1,900             123,100                   125,000

Stock issued for intangible assets                           250,000       2,500             162,500                   165,000

Stock issued for consulting services                          10,000         100               6,500                     6,600

Stock issued for cash                                        150,000       1,500              98,500                   100,000

Net Loss                                                                                                 (560,760)    (560,760)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                        -       18,542,500     185,425             495,575     (854,809)    (173,809)
Stock issed in connection with acquistion
- Whoofnet                                                10,000,000     100,000           8,000,000                 8,100,000
Stock issued for forgivness of debt                          306,200       3,062             398,282                   401,344
Stock issued for consulting services                       3,186,230      31,862           2,289,336                 2,321,198
Stock issued issued with acquistion - 2
sendit                                                     4,199,998      42,000           1,926,959                 1,968,959

Stock issued for consulting services                       7,750,000      77,500           1,860,000                 1,937,500

Stock Dividend                                            43,984,928

Net loss (unaudited)                                                                                   (7,567,928)  (7,567,928)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                $       -       87,969,856   $ 439,849        $ 14,970,152   (8,422,737) $ 6,987,264
===================================================================================================================================

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

Continued Operations and realization of Assets

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered losses from operations since inception, resulting in an accumulated deficit of approximately $ 8,422,737 at December 31, 2000.

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

Property and Equipment

Property and equipment are stated at cost; equipment under capital lease is stated at the lower of fair market value or net present value of minimum lease payments qt inception of the leases. Depreciation is computed using the straight-line method over the estimated useful lives or lease terms of the related assets of three to five years.

Intangible Asset

Intangible asset consists of trademarks and rights of a particular phone card and is stated at cost. Amortization is computed using the straight line over the estimated useful life other asset over assets of five years.



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


Note 2 - Property and Equipment

Property and equipment consists of the following:

                                                                  December 31,
                                                     -------------------------------------
                                                         2000                     1999
                                                     ---------------        --------------
Telephony equipment......................             $    600,716            $  288,974
Computers and equipment.................                   631,127               111,071
Trademarks...................................              215,000
Software......................................           2,247,076
Furniture & Fixtures........................               177,872
                                                     ---------------        --------------
                                                         3,871,791               400,045
         Less accumulated depreciation...               (1,188,628)             ( 46,131)
                                                     ---------------        --------------
                                                       $ 2,683,163           $   353,914
                                                     ===============        ==============

Note 3 - Long-Term Debt

Long-term debt consists of the following:

                                                                    December 31,
                                                     -------------------------------------
                                                           2000                      1999
                                                     --------------            --------------
Capital leases with monthly
   installments Totaling $12,019
   including interest at 23% and
   expiring December 2001 through
   August 2003. Collateralized by
   equipment with a net book value
   of approximately $428,280 and
   $178,000 at December 31, 2000 and 1999,
   respectively                                           $248,086                  $96,416

Various note payables issued for
   Acquisition of equipment, paid
   During 1999 with the issuance of
   Common stock.                                            23,856                  148,385

Various note payables issued for loans                   1,112,674
By the stockholders at 7% interest
Payable on demand.

                                                     ---------------            --------------
                                                        $1,384,616                 $ 244,801
                                                     ===============            ==============


Maturities of long-term debt as of December 31, 2000 are as follows:

                                      Long-Term      Capital
         Year Ending December 31,       Debt          Leases       Total
         -----------------------      ---------    ---------    ---------
                               2001   $  13,685    $ 175,384    $ 138,564
                               2002       9,535       49,653       59,188
                               2003       3,178       23,058       26,236
                                      ---------    ---------    ---------
                                         26,398      248,095      274,493
         Less amount
         representing interest           (3,335)     (45,446)     (48,781)
                                      ---------    ---------    ---------
                                         23,063      202,649      225,712
Less current maturities ...........     (11,571)    (124,880)    (136,451)
                                      ---------    ---------    ---------
                                      $  11,492    $  77,769    $  89,261
                                      =========    =========    =========

The Company leases office space and furniture and equipment under operating leases, which expire February 2000 through July 2000.

Future minimum obligations under the non-cancelable operating leases at December 31, 2000 are as follows:

         Year Ending December 31,

2001      124,879
2002       49,653
2003       23,058
        ---------
        $ 248,095

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


Note 7 - Stock Transactions (continued)

The Company issued 10,000,000 share of common stock in August 2000 for 100% of the outstanding stock of Whoofnet.com Inc., which had a market value at the time of $8,100,000.

In October 2000, the Company issued 4,199,998 shares of common stock for the acquisition of 2Sendit.com, Inc. The market value of the stock at the time of acquisition was $1,968,959.

In December the company issued a stock dividend equal 43,984,928 or one share of stock for each share outstanding to all the investors of record.