Form 10QSB
period 2001-06-30
IDIAL NETWORKS INC
filed 2001-08-14
CIK 810932

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

                         Commission file number: 0-24962

                              iDial Networks, Inc.
                              --------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Nevada                                        75-2863583
             ------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

19009 Preston Road, Suite 215 PMB 236, Dallas TX              75252
------------------------------------------------              -----
   (Address of principal executive offices)                 (Zip Code)

                     Issuer's telephone number: 303-338-5100


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 11, 2001, the registrant had 88,118,544 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

================================================================================

                                PART I--FINANCIAL INFORMATION

                                Item 1. Financial Statements.
                                -----------------------------

                                    IDIAL NETWORKS, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)


                                                                  30-Jun-01       31-Dec-00
                                                                 (unaudited)      (Audited)
                                                                ------------    ------------
Current assets
  Cash and cash equivalents                                     $     75,499    $     67,410
  Investments                                                         31,200          31,200
  Accounts receivable - trade                                        523,590          51,531
  Other receivables                                                    8,906         105,000
  Prepaid expenses                                                      --              --
  Inventory                                                           10,000          10,000
                                                                ------------    ------------
    Total current assets                                             649,195         265,141
                                                                ------------    ------------

Fixed assets (net)                                                 2,368,696       2,683,163
                                                                ------------    ------------

Other assets
  Notes Receivable                                                   110,000
  Intangibles, net                                                 5,913,070       6,652,204
  Deposits                                                            52,597          52,617
                                                                ------------    ------------
    Total other assets                                             6,075,668       6,704,821
                                                                ------------    ------------

Total assets                                                    $  9,093,559    $  9,653,125
                                                                ============    ============

Current liabilities
  Accounts payable                                              $  1,559,231    $  1,200,203
  Accrued expenses
  Accrued wages
  Accrued interest                                                    46,451          49,786
  Deferred revenue                                                      --            31,256
  Current portion of long-term debt                                  150,640         148,736
                                                                ------------    ------------
Total current liabilities                                          1,756,322       1,429,981
                                                                ------------    ------------

Long-term liabilities
  Advances from stockholder's & related parties                    1,471,772       1,112,674
  Notes Payable                                                        4,150
  Capital Leases Payable                                              44,800         123,206
                                                                ------------    ------------
Total long-term liabilities                                        1,520,721       1,235,880
                                                                ------------    ------------

Total liabilities                                                  3,277,044       2,665,861

Common stock, $.005 par value, 100,000,000 shares authorized,
87,112,594 shares issued and outstanding                             436,009         439,849
Preferred Stock                                                         --              --
Additional paid in capital                                        14,973,993      14,970,152
Accumulated deficit                                               (9,593,488)     (8,422,736)
                                                                ------------    ------------
Total stockholder's equity (deficit)                               5,816,515       6,987,265
                                                                ------------    ------------

Total liabilities and stockholder's deficit                     $  9,093,558    $  9,653,126
                                                                ============    ============




                                               IDIAL NETWORKS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                              Three Months Ended  Three Months Ended  Six Months Ended   Six Months Ended
                                                 June 30, 2001       June 30, 2000      June 30, 2001      June 30, 2000
                                                 -------------       -------------      -------------      -------------

Sales (net)                                       $  1,273,222       $    440,336       $  3,210,920       $ 814,232.00
Cost of Sales                                          966,778            522,965          2,351,901            854,366
                                                  ------------       ------------       ------------       ------------

Gross Profit                                           306,444            (82,629)           859,020            (40,134)
Selling, general and administrative expenses           870,662            384,649          2,012,659            735,600
                                                  ------------       ------------       ------------       ------------

Net operating loss                                    (564,218)          (467,278)        (1,153,639)          (775,734)

Other expenses
  Interest expense                                      (9,374)           (28,714)           (17,112)           (38,931)
                                                  ------------       ------------       ------------       ------------

Net loss                                              (573,592)          (495,992)        (1,170,751)          (814,665)

Other comprehensive loss
  Unrealized loss on investments                                                                                   --
  Loss on sale of assets                                                                                           --
                                                  ------------       ------------       ------------       ------------
Comprehensive loss                                $   (573,592)      $   (495,992)      $ (1,170,751)      $   (814,665)
                                                  ============       ============       ============       ============

Net loss per share basic and diluted              $      (0.01)      $      (0.03)      $      (0.03)      $      (0.04)
                                                  ============       ============       ============       ============

Comprehensive loss per share, basic and diluted   $      (0.01)      $      (0.03)      $      (0.03)      $      (0.04)
                                                  ============       ============       ============       ============

Weighted average share outstanding                  44,231,240         18,542,500         44,231,240         18,542,500
                                                  ============       ============       ============       ============




                                                        IDIAL NETWORKS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIT)
                                                             (UNAUDITED)


                                                                Common Stock
                                             Members'                                    Additional                       Total
                                             Capital                                      Paid-in      Accumulated     Stockholder's
                                              Amount        Shares         Amount         Capital        Deficit         (Deficit)
                                            ---------    ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1998                  $     300            --             --             --      $   (294,049)   $   (293,749)
Reorganization                                   (300)          1,000              1            299            --              --
Issuance of common stock in exchange for
  accrued wages                                  --        11,385,000         11,300        153,700            --           165,000
Issuance of common stock in exchange for
  consulting services                            --         3,930,000         40,150         22,850            --            63,000
Exchange of common stock                         --         2,541,500        127,124       (127,124)           --              --
Stock issued for retirement debt                 --            85,000            850         55,250            --            56,100
Stock issued for fixed assets                    --           190,000          1,900        123,100            --           125,000
Stock issued for intangioble assets              --           250,000          2,500        162,500            --           165,000
Stock issued for consulting services             --            10,000            100          6,500            --             6,600
Stock issued for cash                            --           150,000          1,500         98,500            --           100,000
Net Loss                                         --              --             --             --          (560,760)       (560,760)
                                            ---------    ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1999                       --        18,542,500        185,425        495,575        (854,809)       (173,809)
Stock issed in connection with acquistion
  - Whoofnet                                     --         9,893,500         98,935      8,001,065            --         8,100,000
Stock issued for forgivness of debt              --           306,200          3,062        398,282            --           401,344
Stock issued for consulting services             --         2,908,700         29,087      2,292,112            --         2,321,199
Stock issued issued with acquistion
  - 2 sendit                                     --         4,199,997         42,000      1,926,959            --         1,968,959
Stock issued for consulting services             --         7,750,000         77,500      1,860,000            --         1,937,500
Stock Dividend                                   --        43,511,697           --             --              --              --
Net loss                                         --              --             --             --        (7,567,928)     (7,567,928)
                                            ---------    ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2000                       --        87,112,594        436,009     14,973,993      (8,422,737)      6,987,265

Net loss                                         --              --             --             --        (1,170,751)     (1,170,751)
                                            ---------    ------------   ------------   ------------    ------------    ------------
Balance, June 30, 2001                      $    --      $ 87,112,594   $    436,009   $ 14,973,993    $ (9,593,488)   $ (5,816,514
                                            =========    ============   ============   ============    ============    ============



                              IDIAL NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         2001          2000
                                                     -----------    -----------
                                                      (Unaudited)   (Unaudited)
Cash flow from operating activities
   Net loss                                          $(1,170,751)   $  (814,665)

Adjustments to reconcile net loss to net cash
  used in operating activities
  Writeoff of accrued interest
  Stock issued for consulting
  Write off of loan acquisition costs
  Depreciation                                           473,949        149,679
  Amortization                                           739,134
  Changes in assets and liabilities
    Investments                                             --
    Accounts receivable                                 (472,059)       (41,236)
    Other receivables                                     96,094         75,322
    Inventory                                               --             --
    Prepaid Expenses                                        --
    Accounts payable                                     337,610        170,692
    Accrued expenses                                      18,283        (35,715)
    Customer deposits                                       (200)
    Deferred revenue                                     (31,256)
    Current portion of long term debt                      6,054
                                                     -----------    -----------
         Net cash used in operating activities            (3,143)      (495,923)
                                                     -----------    -----------

Cash flow from investing activities:
    Purchase of property and equipment                  (159,482)       (73,901)
    Notes Receivable                                    (110,000)
    Intangible Assets                                       --
    Deposits                                                  20         (3,499)
                                                     -----------    -----------
       Net cash used in investing activities            (269,462)       (77,400)
                                                     -----------    -----------


IDIAL NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization and Business
-------------------------

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operates; and (iv) various competitive factors that may prevent the us from competing successfully in the marketplace.

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

     In January 2000, Desert Springs Acquisition Corp moved its state of incorporation to Nevada by merger of the Colorado Corporation with and into iDial Networks, Inc. (a Nevada corporation). Our administrative offices are located at 11211 S. Parker Road, Suite 201, Denver, CO 80231. Our telephone number is (303) 338-5100 and our website can be found at www.iDialnetworks.com.

     We provide Internet-based voice telecommunication to customers around the world. It operates selected communication services, including phone cards and Internet enabled telephony. The Internet triggered calls combine the flexibility of a computer (on-line billing and call records) with the low tariffs of USA based carriers via calling centers of direct from home anywhere in the world. During 2000 the company decided to change its business model from being a telephony service provider only to that of a diversified product sales company.

     As part of our change in business model, in August 2000, the company acquired 100% of the stock of Whoofnet.com, Inc. ("Whoofnet.com") in exchange for the issuance of 10 million new investment shares of common stock of the Company.

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

2sendit.com provides a marketing service by advertising the products and services through a variety of media with a primary focus on the use of fax mail, and email. With fax and email servers located in Dallas, TX and Denver CO, 2sendit.com is able to offer high capacity, low cost services. In addition the company maintains a small company attitude, allowing it to assist other small companies in need of our services.

     On November 15, 2000 we declared a 2 for 1 forward split of the outstanding shares of our common stock.

Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.

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

Results of operations
---------------------

The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:



                                           Three months ended           Six months ended
                                                June 30,                    June 30,
                                           2001         2000            2001        2000
                                         --------     --------       ---------    --------
Total Revenue                              100.0%       100.0%          100.0%       100.0%
Cost of Sales                               76.0%       118.8%           73.2%       104.9%
                                         --------     --------       ---------    --------
Gross Margin                                24.0%       -18.8%           26.8%       -4.9%
Selling, General and Administrative         23.5%        53.4%           24.9%       72.0%
                                         --------     --------       ---------    --------
EBITDA                                       0.5%       -72.1%            1.9%      -76.9%
Depreciation and Amortization               44.8%        34.0%           37.8%       18.4%
                                         --------     --------       ---------    --------
Net Loss                                    44.3%       106.1%           35.9%       95.3%
Interest Expense                             0.7%         6.5%            0.5%        1.9%
                                         --------     --------       ---------    --------
Comprehensive Loss                          45.0%       112.6%           36.4%       97.2%
                                         ========     ========       =========    ========


Concentration of Credit Risk
----------------------------

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable. Additionally, the Company maintains cash balances in bank deposit accounts, which, at times, may exceed federally insured limits.

Advertising Costs
-----------------

The Company expenses advertising costs as incurred.

Use of Estimates
----------------

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

Property and Equipment
----------------------

Property and equipment are stated at cost; equipment under capital lease is stated at the lower of fair market value or net present value of minimum lease payments at inception of the leases. Depreciation is computed using the straight-line method over the estimated useful lives or lease terms of the related assets of three to five years.

Intangible Asset
----------------

Intangible asset consists of trademarks and rights of a particular phone card and is stated at cost. Amortization is computed using the straight line over the estimated useful life of the asset of five years.

Revenue Recognition
-------------------

Revenue is recognized upon the completion of long distance telephone service based on the duration of the telephone call.

Fair Value of Financial Instruments
-----------------------------------

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

Long-Lived Assets
-----------------

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

     OUR TELEPHONE SERVICE PRODUCTS. We sell virtual prepaid calling cards over the Internet and physical prepaid cards through traditional retail outlets. Our Internet Phone Cards are virtual because we do not issue a physical card. Once sold, calling card can be used immediately to make international and domestic long distance calls. Our web system functions as follows. A potential customer accesses our website follows the prompt to enter the credit card information to purchase the virtual calling card, we verify the credit card within seconds and the confidential PIN and a toll free number is displayed for the customer to record, and the virtual calling card can be used immediately to place a call. The customer information becomes part of our database for future reference. Our Internet calling cards give us the flexibility of promptly changing the rates and features to respond to changing consumer demand, rather than having an inventory of physical cards with set features that cannot be changed until all are recalled or used. This also allows us to offer and test several different types of virtual calling cards with varying pricing features, thus providing a greater selection to our customers. Our website is accessible 24 hours per day, seven days a week, so we are not constrained by the hours that a retail store would be open for business. Our website may also be reached from the customers home or office. The customer is not required to physically travel to another location to make a purchase and receive delivery. Our online purchasing and delivery also allows us to deliver a broad selection of products to customers worldwide in rural or other locations that do not have convenient access to physical stores.

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

     EMPLOYEES. As of June 30, 2001, we had 15 full-time and 7 part-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employees relations to be good.

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

                         PART I - FINANCIAL INFORMATION


(2) Results of Operations Three Months Ended June 30, 2001
------------------------------------------------------------------------

Results of operations for the three months ended June 30, 2001 and 2000.

Sales increased $832,886 or 189% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This is primarily attributable to the increase in revenue related to the acquisition of Whoofnet.Com and 2Sendit.com and the expansion of our VoIP calling services.

General and administrative expenses increased $64,358 or 27% for the three months ended June 30, 2001 compared to the same period in 2000 net of depreciation and amortization expenses. This increase is primarily due to the increase in expenses associated with the acquisition of Whoofnet.Com and 2Sendit.Com. The Company incurred an increase in depreciation and amortization expenses to $571,334 or 381% for the three months ended June 30, 2001 compared to the same period in 2000. This increase is primarily related to the increase in depreciation from assets purchased for the expansion of our VoIP network and for amortization of goodwill associated with the purchase of Whoofnet.Com and 2Sendit.Com.

Gross margins for the period increased from approximately -18.7% in 2000 to 24.1% in 2001. EBITDA increased $324,685 or 102% to $ 7,116 for the three months ended June 30, 2001 compared to -$317,569 for the three months ended June 30, 2000. These increases are primarily related to the increase in traffic over our own VoIP network and the increase in margin provided by 2Sendit.Com.

Comprehensive Losses increased $77,730 to $573,592 or 16% for the three months ended June 30, 2001 compared to a comprehensive loss of $495,962 for the three months ended June 30, 2000. This increase is primarily related to the increase in depreciation from assets purchased for the expansion of our VoIP network and for amortization of goodwill associated with the purchase of Whoofnet.Com and 2Sendit.Com.


Liquidity and Capital Resources
----------------------------------

During the three months ended June 30, 2001, the Company's net cash used in operating activities was $3,143. This shortfall was funded by accounts receivable.

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

     In July 2001, we issued an 8% convertible note in the principal amount of $750,000 to an unrelated investor, Laurus Master Fund, Ltd. Net proceeds of $610,250 is being used to fund working capital and expansion.

     We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. Currently, we are discussing with Laurus Master Fund, Ltd. the possibilities of additional financing. However, no formal agreements have been reached and no assurances can be given that such financing will be forthcoming.

                           Part II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Change in Securities

Sales of Debt and Warrants for Cash

     A convertible note was issued to Laurus Master Fund, Ltd. during the second quarter of 2001. The note was in the aggregate principal amount of $750,000. The note is convertible into common stock at a conversion price of the lower of $0.0424 or 80% of the average of the three lowest closing prices of the common stock for the thirty trading days immediately preceding the conversion date. In addition, this same purchaser received 166,666 warrants to purchase common stock. The offering of convertible notes and warrants was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.


Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and reports on Form 8-K

None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

August 14, 2001

                            IDIAL NETWORKS, INC.

                            By

                            /s/ Mark Wood           /s/ Carl Battie
                            -------------           ---------------
                            Mark Wood               Carl Battie
                            Chairman of the Board   Vice Chairman of the Board