Form 10QSB/A
period 2001-06-30
IDIAL NETWORKS INC
filed 2001-11-16
CIK 810932

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

     [ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

                         Commission file number: 0-24962

                              iDial Networks, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

     Nevada                                           75-2863583
(State or other jurisdiction
of incorporation or organization)         (I.R.S. Employer Identification No.)

                    10800 E. Bethany Drive, Aurora, CO 80014
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 281-292-8244

              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[x] Yes [ ] No

     As of June 30, 2001, the registrant had 87,144,454 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (Check one): [x] Yes [ ] No

================================================================================

                          PART I--FINANCIAL INFORMATION


                         Item 1. Financial Statements.
                         -----------------------------

                              Idial Networks, Inc.
                                and Subsidiaries
                     Consolidated Statements of Operations
                           Six months ended June 30,

------------------------------------------------------------------------------------------------------------------------------------
                                              Three Months       Three Months   Six Months          Six Months
                                                  Ended             Ended          Ended             Ended
                                             June 30, 2001       June 30, 2000  June 30, 2001     June 30, 2000
                                                (restated)        (restated)    (restated)         (restated)
------------------------------------------------------------------------------------------------------------------------------------
                                                 (unaudited)    (unaudited)     (unaudited)        (unaudited)

Sales (net) ................................   $    824,259    $    427,372    $  2,671,311    $    814,232
Cost of Sales ..............................      1,270,405         420,558       2,891,987         854,366
Depreciation ...............................        223,068                         500,722
                                               -------------   -------------   -------------   -------------

Gross Profit ...............................       (669,215)          6,814        (721,398)        (40,134)
Selling, general and administrative expenses        614,323         130,208       1,495,881         735,600
                                               -------------   -------------   -------------   -------------

Net operating loss .........................     (1,283,537)       (123,394)     (2,217,279)       (775,734)

Other expenses
  Interest expense .........................         (9,393)           (680)        (37,419)        (38,931)
                                               -------------   -------------   -------------   -------------

Net loss ...................................     (1,292,930)       (124,074)     (2,254,698)       (814,665)

Other comprehensive loss
  Unrealized loss on investments ...........                                            --
                                               -------------   -------------   -------------   -------------
Comprehensive loss .........................   $ (1,292,930)   $   (124,074)   $ (2,254,698)   $   (814,665)
                                               =============   =============   =============   =============

Net Loss Per Share .........................   $      (0.01)   $      (0.01)   $      (0.03)   $      (0.02)
                                               =============   =============   =============   =============

Weighted Average per Common Share ..........     87,112,594      14,211,267      87,144,454      37,085,000
                                               =============   =============   =============   =============


                         See notes financial statements

                              Idial Networks, Inc.
                                and Subsidiaries
                     Consolidated Statements of Cash Flows
                           Six months ended June 30,

----------------------------------------------------------------------------------------------------------
                                                                            2001              2000
----------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
Cash flow from operating activities
   Net loss                                                               $ (2,254,698)      $ (9,115,497)

Adjustments to reconcile net loss to net
  cash used in operating activities
  Stock issued for consulting                                                                   4,538,321
  Stock issued for comensation                                                                  1,754,884
  Depreciation                                                                 516,374            596,220
  Amortization                                                                 787,128            616,647
  Changes in assets and liabilities
    Accounts receivable                                                        (16,799)            (3,661)
    Other receivables                                                           (3,906)          (105,000)
    Inventory                                                                                      (8,000)
    Deposits                                                                        20            (27,596)
    Accounts payable                                                         1,003,093          1,029,200
    Accrued expenses                                                            (3,336)           (30,214)
    Deferred revenue                                                            53,093             31,256

----------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                  80,969           (723,439)
----------------------------------------------------------------------------------------------------------

Cash flow from investing activities:
    Purchase of property and equipment                                          (6,630)           (26,700)
    Acquisition of Subsidiaries net of cash acquired                                              129,702
    Notes Receivable                                                           (10,000)


----------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                   (16,630)           103,002
----------------------------------------------------------------------------------------------------------


Cash flows from financing activities
    Payment of long term debt                                                  (56,250)            (7,920)
    Proceeds from  Stockholder Loans                                                              757,662
    Proceeds form common stock                                                                    100,000
    Payment of capital leases                                                                    (173,374)

----------------------------------------------------------------------------------------------------------
      Net cash provided from financing activities                              (56,250)           676,368
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                  8,089             55,931

Cash,  beginning of period January 1, 2001                                      67,410             11,481

----------------------------------------------------------------------------------------------------------
Cash, end of period                                                           $ 75,499           $ 67,412
==========================================================================================================

                       See notes to financial statements

                              Idial Networks, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

Supplemental Disclosures of Cash Flow Information:

                                                                   June 30, 2001  December 31, 2000
                                                                     (restated)     (restated)
                                                                    (unaudited)

Cash paid during the year for:
  Interest                                                           $ 20,447   $    156,630
  Income Taxes                                                              -              -

Supplemental Schedule of noncash investing and financing activities:

Property and equipment acquired under capital lease obligations           $ -   $    117,544

Issuance of common stock in connection with acquisition of
subsidiaries                                                              $ -   $ 10,068,959

Issuance of common stock by a stockholder for satisifaction of property and equipment obligations recorded as advances from
stockholders and related parties                                          $ -   $    190,265

Issuance of common stock by a stockholder for satisifaction of services rendered to the Company recorded as advances from
stockholders and related parties                                                $    557,076


                       See notes to financial statements

                              Idial Networks, Inc.
                                and Subsidiaries
                 Consolidated Statements of Stockholders Equity
                     For the Six months ended June 30, 2001

                                              Woodcom International, Inc.
                                               (prior to merger)            Idial Networks, Inc.
                                                                       (formerly Desert Springs Acquisition Corp.)
                                                  Common stock                Common Stock
                                             Common stock at $.01          par $.001 par value                Accumu-
                                                                                                              lated
                                                                                                              Other
                                                                                    Additional   Accumu-      Compre-    Total
                                                      paid-in                           paid     lated        hensive  Stockholder's
                                      Shares  Amount  Capital     Shares   Amount    in Capital  Deficit      Income    Equity
                                                                                                              (loss)    (Deficiency)

Balance, December 31, 1998             2,000  $ 20    $ 280                                       $  (294,049)           $ (293,749)

Exchange of all the outstanding
common stock of Woodcom
International, Inc. for common
stock of Idial Networks, Inc.
(formerly Desert Springs
Acquisition Corp.) and the
related charge to retained
earnings to effect the merger
of the companies                      (2,000)  (20)    (280)    36,015,000  $36,015    292,285                           $  328,000

Stock issued for retirement debt                                   170,000      170     55,930                               56,100
Stock issued for fixed assets                                      380,000      380    124,620                              125,000
Stock issued for intangible assets                                 500,000      500    164,500                              165,000
Stock issued for consulting services                                20,000       20      6,580                                6,600
Net Loss                                                                                             (560,760)             (560,760)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                      37,085,000   37,085     643,915      (854,809)             (173,809)
Stock issued with acquistion -
 Whoofnet.com, Inc.                                             19,787,000   19,787   8,080,213                           8,100,000
Stock issued with acquistion -
 2 Sendit.com, Inc.                                              8,399,994    8,400   1,960,559                           1,968,959
Stock issued to officers & directors                             5,908,460    5,908   1,748,976                           1,754,884
Stock issued for consulting services                            15,964,000   15,964   4,522,357                           4,538,321
Other comprehensive losses                                                                                      (42,000)    (42,000)
Net loss from operations                                                                           (9,115,498)           (9,115,498)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                      87,144,454   87,144  16,956,020    (9,970,307)  (42,000)  7,030,857

(Unaudited):
Net loss                                                                                           (2,254,698)           (2,254,698)

------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                        $ -     $ -       87,144,454 $ 87,144 $16,956,020  $(12,225,005) $(42,000) $4,776,159
====================================================================================================================================

     * Woodcom International, Inc. stockholders received 30,930,000 shares of Idial Networks, Inc. (formerly Desert Springs Acquisition Corp.) upon the merger of the Companies; 5,085,000 shares (as adjusted for the stock split) were previously issued to Idial Networks, Inc. (formerly Desert Springs Acquisition Corp.) stockholders.

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

In December 1999, Desert Springs Acquisition Corporation (Desert Springs) acquired all of the issued and outstanding common shares of WCI in exchange for 30,930,000 shares of common stock of Desert Springs. For financial reporting purposes, the business combination was accounted for as an additional capitalization of the Company (a reverse acquisition with WCI as the acquirer). WCI is considered the surviving entity. The historical financial statements prior to the merger are those of WCI. Desert Springs only assets and liabilities consisted of a liability for $80,346. The liabilities were not assumed in the merger.

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

As part of our change in business model, in August 2000, the company acquired 100% of the stock of Whoofnet.com, Inc. ("Whoofnet.com") in exchange for the issuance of approximately 20 million new investment shares of common stock of the Company.

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

In November 2000, we acquired 100% of the stock of 2sendit.com, Inc. in exchange for the issuance of 8,399,994 new investment shares of the common stock of the Company.

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

Results of operations

The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:

                                           Three months ended           Six months ended
                                                June 30,                    June 30,
                                           2001         2000            2001        2000
                                         --------     --------       ---------    --------
Total Revenue                              100.0%       100.0%          100.0%       100.0%
Cost of Sales                              154.1%       118.8%          108.3%       104.9%
                                         --------     --------       ---------    --------
Gross Margin                               -81.2%       -18.8%          -27.0%        -4.9%
Selling, General and Administrative         74.5%        53.4%           56.0%        72.0%
                                         --------     --------       ---------    --------
EBITDA                                     -80.0%       -72.1%          -34.2%       -76.9%
Depreciation and Amortization               75.7%        34.0%           48.8%        18.4%
                                         --------     --------       ---------    --------
Net Loss                                  -155.7%       106.1%          -83.0%        95.3%
Interest Expense                             1.1%         6.5%            1.4%         1.9%
                                         --------     --------       ---------    --------
Comprehensive Loss                        -156.9%       112.6%          -84.4%        97.2%
                                         ========     ========       =========    ========

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

Intangible Asset

Goodwill and other Intangible assets are amortized over 5 years using the straight line method and consist of trademarks aggregating $215,000. In addition, goodwill aggregating $7,656,283 arising from business acquisitions during the year ended December 31, 2000, accounted for under the purchase method.

Revenue Recognition

The Company has adopted the SEC Staff Accounting Bulletin (SAB) No. 101 - Revenue Recognition in Financial Statements in January 2000 as its formal guidelines for the recognition of revenue. The effect of this adoption has had no effect on the financial statements because past revenue recognition practices followed the precepts of SAB 101.

The Company sells long distance service through a network of various distributors. The consumer of the product receives a credit card representing a prepaid set of minutes allowing them access to long distance telephone services. In addition to a fixed amount of time allotted to each prepaid calling card, each card has a three (3) month life before the unused minutes expire. Revenue is initially recognized in the fiscal period when the individual cards are used for their intended purpose. As cards expire, based on their 3-month life, the balances of the remaining unused funds are recognized as revenue in the period of expiration. Un-expired cards with balances are recorded as deferred revenue.

The Company recognizes revenue from its marketing services, when the services contracted for are completed. In some circumstances, contracts will require services to be performed over a period of two months In those cases, fees are specifically identified with the various services to be provided and revenue is recognized as each of the individual tasks are completed. Funds received as deposits from future services are recorded as deferred revenues.

Revenue from product sales are recognized when the products are shipped. Due to the nature of the product, customers are not given the right to return product. Therefore, management has elected not to allow for a reserve for future returns. Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 1999, as a result of the relatively short maturity of these instruments. The fair value of the notes receivable approximate the carrying value as both the stated rate and discount rate on the notes approximate the estimated current market rate.

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

The Company employs the liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes," under which method the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company provides a valuation allowance that reduces deferred tax assets to their net realizable value.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period.
Subsequent Event

On July 6, 2001, the Company issued an 8% convertible note in the principal amount of $750,000. Net proceeds aggregating $610,250 will be used to fund working capital and expansion. The note is convertible into shares of the Company's common stock, as described in the Convertible Note Purchase Agreement ("the Agreement"). In addition the Company issued warrants to the purchaser of the convertible note to acquire shares of the Company's common stock, as described in the Agreement. The Agreement also provides the purchaser demand and piggyback registration rights.

Restatement of Consolidated Financial Statements

The consolidated financial statements for the six month period ended June 30, 2001 and year ended December 31, 2000 have been restated to reflect the company's change in its method of accounting for business combinations in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"). Pursuant to APB 16, the purchase method requires the reported income of an acquiring corporation include the operations of the acquired company after acquisition, based on the cost to the acquiring corporation. The consolidated financial statements have been restated to reflect the operating results of the Whoofnet and 2Sendit acquisitions from the respective dates of acquisition. The previously issued consolidated financial statements included in the company's registration statement on Form SB-2/A filed on August 2, 2001 included the operating results of Whoofnet for the period from March 6, 2000 (date of inception) to December 31, 2000 and 2 Sendit for the period . Also the consolidated financial statements for the six month period ended June 30, 2001 have been restated to reflect accrued commission expense not previously recorded and the correction of an error of recognizing revenue earned in the quarter ended September 30, 2001 during the quarter ended June 30, 2001. In addition, net loss per share was adjusted to reflect the December 2000 stock split

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

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

Sales increased $396,887 or 92.9% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This is primarily attributable to the increase in revenue related to the acquisition of Whoofnet.Com and 2Sendit.com and the expansion of our VoIP calling services.

General and administrative expenses increased $ 82,875 or 63.6% for the three months ended June 30, 2001 compared to the same period in 2000 net of depreciation and amortization expenses. This increase is primarily due to the increase in expenses associated with the acquisition of Whoofnet.Com and 2Sendit.Com. The Company incurred an increase in depreciation and amortization expenses to $ 624,308 or 416% for the three months ended June 30, 2001 compared to the same period in 2000. This increase is primarily related to the increase in depreciation from assets purchased for the expansion of our VoIP network and for amortization of goodwill associated with the purchase of Whoofnet.Com and 2Sendit.Com.

Gross margins for the period decreased from approximately 18.7% in 2000 to -81.2% in 2001. EBITDA decreased $341,660 or 107.6% to -$659,229 for the three months ended June 30, 2001 compared to -$317,569 for the three months ended June 30, 2000. These increases are primarily related to the increase in traffic over our own VoIP network and the increase in margin provided by 2Sendit.Com.

Comprehensive Losses increased $796,428 to $1,292,390 or 160.6% for the three months ended June 30, 2001 compared to a comprehensive loss of $495,962 for the three months ended June 30, 2000. This increase is primarily related to the increase in depreciation from assets purchased for the expansion of our VoIP network and for amortization of goodwill associated with the purchase of Whoofnet.Com and 2Sendit.Com.

Liquidity and Capital Resources

During the three months ended June 30, 2001, the Company's net cash used in operating activities was $80,969. This shortfall was funded by accounts receivable.

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

November 16, 2001

                                            IDIAL NETWORKS, INC.

                                        By  /s/Mark Wood
                                               Mark Wood
                                               Chairman of the Board