Form 10QSB
period 2001-09-30
IDIAL NETWORKS INC
filed 2001-11-19
CIK 810932

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2001

     [] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes []No

     As of September 30, 2001, the registrant had 87,144,454 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (Check one): [] Yes [x]No

================================================================================

                          PART I--FINANCIAL INFORMATION


                         Item 1. Financial Statements.
                         -----------------------------

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               As of September 30,
---------------------------------------------------------------------------------------------------------------
                                                                          September 30          December 31
                                                                              2001                  2000
                                                                          (Unaudited)
                                Assets

Current assets
  Cash and cash equivalents                                                    $ 308,383              $ 67,410
  Accounts receivable - trade                                                    127,138                51,531
  Investments                                                                     31,200                31,200
  Other receivables                                                              123,238               105,000
  Prepaid expenses                                                                 1,340
  Inventory                                                                       10,000                10,000
---------------------------------------------------------------------------------------------------------------
    Total current assets                                                         601,299               265,141
---------------------------------------------------------------------------------------------------------------
Fixed assets (net)                                                             1,954,306             2,576,928
---------------------------------------------------------------------------------------------------------------

Other assets
  Notes Receivable                                                                10,000
  Intangibles, net                                                             6,073,944             7,254,636
  Deposits                                                                        54,460                52,618
---------------------------------------------------------------------------------------------------------------
    Total other assets                                                         6,138,404             7,307,254
---------------------------------------------------------------------------------------------------------------

Total assets                                                                 $ 8,694,009          $ 10,149,323
===============================================================================================================
           Liabilities and Stockholder's Equity (Deficiency)
Current liabilities
  Accounts payable                                                           $ 1,362,700           $ 1,186,824
  Accrued expenses                                                                82,008
  Accrued interest                                                                46,451                49,786
  Deferred revenue                                                                15,518                31,256
  Current portion of long-term debt                                            1,674,709               111,623
---------------------------------------------------------------------------------------------------------------
Total current liabilities                                                      3,181,386             1,379,489
---------------------------------------------------------------------------------------------------------------

Long-term liabilities
  Advances from stockholder's & related parties                                        -             1,624,103
  Notes Payable                                                                  770,642                16,435
  Capital Leases Payable                                                          66,498                98,439
---------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                      837,140             1,738,977
---------------------------------------------------------------------------------------------------------------
Total liabilities                                                              4,018,526             3,118,466

Commitments
Common stock, $.005 par value, 500,000,000 shares at September 30, 2001 and
100,000,000 shares at December 31, 2000 authorized, 87,144,454 shares issued and outstanding in 2001 and 2000, 37,085,000 shares issued and outstanding in 1999.
Preferred Stock, no par value, 30,000,000 shares authorized,
no shares issued and outstanding.                                                      -                     -
Additional paid in capital                                                    16,607,442            16,607,442
Accumulated deficit                                                          (12,325,681)           (9,970,307)
Accumulated other comprehensive income (loss)                                    (42,000)              (42,000)
---------------------------------------------------------------------------------------------------------------
Total stockholder's equity (deficit)                                           4,675,483             7,030,857
---------------------------------------------------------------------------------------------------------------

Total liabilities and stockholder's deficit                                  $ 8,694,009          $ 10,149,323
===============================================================================================================


                        See notes to financial statements

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         Nine Months ended September 30,


-------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months      Three Months      Nine Months       Nine Months
                                                                Ended             Ended            Ended             Ended
                                                            September 30,     September 30,     September 30,     September 30,
                                                                2001              2000              2001              2000
-------------------------------------------------------------------------------------------------------------------------------
                                                              (unaudited)        (unaudited)       (unaudited)       (unaudited)

Sales (net)                                                  $ 1,733,198         $ 135,438       $ 4,404,509         $ 949,670
Cost of Sales                                                    569,834            77,524         3,461,821           931,890
Depreciation                                                     252,281                             753,004
-------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                     911,083            57,914           189,684            17,780
Selling, general and administrative expenses                     924,972         3,478,696         2,420,853         4,214,296
-------------------------------------------------------------------------------------------------------------------------------

Net operating loss                                               (13,889)       (3,420,782)       (2,231,169)       (4,196,516)

Other expenses
  Interest expense                                               (86,786)           (9,314)         (124,205)          (48,245)
-------------------------------------------------------------------------------------------------------------------------------

Net loss                                                        (100,675)       (3,430,096)       (2,355,374)       (4,244,761)

Other comprehensive loss
  Unrealized loss on investments                                       -                                   -
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                            $ (100,675)     $ (3,430,096)     $ (2,355,374)     $ (4,244,761)
===============================================================================================================================

EARNINGS PER SHARE OF COMMON
      STOCK:

      Assuming dilution                                            (0.00)            (0.09)            (0.02)            (0.11)

      Basic                                                        (0.00)            (0.09)            (0.03)            (0.11)

AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING: (MILLIONS)

      Assuming dilution                                      103,025,315        37,085,000       103,025,315        37,085,000

      Basic                                                   87,112,594        37,085,000        87,112,594        37,085,000

                        See notes to financial statements

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Nine Months ended September 30,

----------------------------------------------------------------------------------------------------------
                                                                            2001              2000
----------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
Cash flow from operating activities
   Net loss                                                               $ (2,355,374)      $ (9,115,498)

Adjustments to reconcile net loss to net cash used in operating activities
  Stock issued for consulting                                                                   4,538,321
  Stock issued for comensation                                                                  1,754,884
  Depreciation                                                                 779,007            596,220
  Amortization                                                               1,180,692            616,647
  Changes in assets and liabilities
    Accounts receivable                                                        (75,606)            (3,661)
    Other receivables                                                          (18,238)          (105,000)
    Prepaid Expense                                                             (1,340)
    Inventory                                                                                      (8,000)
    Deposits                                                                    (1,842)           (27,596)
    Accounts payable                                                           175,876          1,029,200
    Accrued expenses                                                            82,008            (30,214)
    Accrued interest                                                            (3,336)
    Deferred revenue                                                           (15,737)            31,256

----------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                (253,891)          (723,441)
----------------------------------------------------------------------------------------------------------

Cash flow from investing activities:
    Purchase of property and equipment                                        (156,385)           (26,700)
    Acquisition of Subsidiaries net of cash acquired                                              129,702
    Notes Receivable                                                           (10,000)


----------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                  (166,385)           103,002
----------------------------------------------------------------------------------------------------------


Cash flows from financing activities
    Proceeds from long term debt                                               754,207
    Proceeds from  stockholder loans                                            41,905            757,662
    Proceeds form common stock                                                                    100,000
    Payment of stockholder loans                                               (75,000)
    Payment of capital leases                                                  (59,863)          (173,374)
    Payment of long term debt                                                                      (7,920)
----------------------------------------------------------------------------------------------------------
      Net cash provided from financing activities                              661,249            676,368
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                240,973             55,929

Cash,  beginning of period January 1, 2001                                      67,410             11,481

----------------------------------------------------------------------------------------------------------
Cash, end of period                                                          $ 308,383           $ 67,410
==========================================================================================================

                        See notes to financial statements

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Cash Flow Information:

                                                                   September 30,   December 31,
                                                                        2001          2000
                                                                    (unaudited)
Cash paid during the year for:
  Interest                                                          $ 124,205   $    156,630
  Income Taxes                                                              -              -

Supplemental Schedule of noncash investing and financing activities:

Property and equipment acquired under capital lease obligations           $ -   $    117,544

Issuance of common stock in connection with acquisition of
subsidiaries                                                              $ -   $ 10,068,959

Issuance of common stock by a stockholder for satisifaction of property and equipment obligations recorded as advances from
stockholders and related parties                                          $ -   $    190,265

Issuance of common stock by a stockholder for satisifaction of services rendered to the Company recorded as advances from
stockholders and related parties                                                $    557,076

                        See notes to financial statements
                                        5

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                      Nine Months ended September 30, 2001

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
                                                      paid-in                           paid     lated        hensive  Stockholder's
                                      Shares  Amount  Capital     Shares   Amount    in Capital  Deficit      Income    Equity
                                                                                                              (loss)    (Deficiency)

Balance, December 31, 1998             2,000  $ 20    $ 280                                       $  (294,049)           $ (293,749)

Exchange of all the outstanding
common stock of Woodcom
International, Inc. for common
stock of Idial Networks, Inc.
(formerly Desert Springs
Acquisition Corp.) and the
related charge to retained
earnings to effect the merger
of the companies                      (2,000)  (20)    (280)    36,015,000  $36,015    292,285                           $  328,000

Stock issued for retirement debt                                   170,000      170     55,930                               56,100
Stock issued for fixed assets                                      380,000      380    124,620                              125,000
Stock issued for intangible assets                                 500,000      500    164,500                              165,000
Stock issued for consulting services                                20,000       20      6,580                                6,600
Net Loss                                                                                             (560,760)             (560,760)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                      37,085,000   37,085     643,915      (854,809)             (173,809)
Stock issued with acquistion -
 Whoofnet.com, Inc.                                             19,787,000   19,787   8,080,213                           8,100,000
Stock issued with acquistion -
 2 Sendit.com, Inc.                                              8,399,994    8,400   1,960,559                           1,968,959
Stock issued to officers & directors                             5,908,460    5,908   1,748,976                           1,754,884
Stock issued for consulting services                            15,964,000   15,964   4,522,357                           4,538,321
Other comprehensive losses                                                                                      (42,000)    (42,000)
Net loss from operations                                                                           (9,115,498)           (9,115,498)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                      87,144,454   87,144  16,956,020    (9,970,307)  (42,000)  7,030,857

(Unaudited):
Net loss                                                                    348,578    (348,578)   (2,355,374)           (2,355,374)

------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                        $ -     $ -       87,144,454 $435,722 $16,607,442  $(12,325,681) $(42,000) $4,675,483
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

In January 2000, Desert Springs Acquisition Corp moved its state of incorporation to Nevada by merger of the Colorado Corporation with and into iDial Networks, Inc. (a Nevada corporation). Our administrative offices are located at 10800 E Bethany Drive, Suite 380 Denver, CO 80014. Our telephone number is (303) 338-5100 and our website can be found at www.iDialnetworks.com.

We provide Internet-based voice telecommunication to customers around the world. It operates selected communication services, including phone cards and Internet enabled telephony. The Internet triggered calls combine the flexibility of a computer (on-line billing and call records) with the low tariffs of USA based carriers via direct calling centers from home anywhere in the world. During 2000 the company decided to change its business model from being a telephony service provider only to that of a diversified product sales company.

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


Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2001are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.

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

Results of operations

The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:


                                           Three months ended           Six months ended
                                                June 30,                    June 30,
                                           2001         2000            2001        2000
                                         --------     --------       ---------    --------
Total Revenue                              100.0%       100.0%          100.0%       100.0%
Cost of Sales                               32.9%        57.2%           78.6%        98.1%
                                         --------     --------       ---------    --------
Gross Margin                                52.6%        42.8%            4.3%         1.9%
Selling, General and Administrative         53.4%      2568.5%           55.0%       443.8%
                                         --------     --------       ---------    --------
EBITDA                                      37.1%     .2415.2%           -6.2%      -329.9%
Depreciation and Amortization               37.9%       110.5%           44.5%       112.0%
                                         --------     --------       ---------    --------
Net Loss                                    -0.8%     -2525.7%          -50.7%      -441.9%
Interest Expense                             5.0%         6.9%            2.8%         5.1%
                                         --------     --------       ---------    --------
Comprehensive Loss                          -5.8%     -2532.6%          -53.5%      -447.0%
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

Stockholders Equity

The majority stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 500,000,000 and to authorize the creation of 30,000,000 shares of blank check preferred stock. The Company currently has authorized capital stock of 100,000,000 shares and approximately 87,144,454 shares of Common Stock are outstanding as of the Record Date. The value of the common stock and paid in capital for the nine month period ended September 30, 2001 and the year ended December 31, 2000 have been adjusted to reflect the change in par value of the common stock.

Convertible Notes Payable

On July 6, 2001, the Company issued an 8% convertible note in the principal amount of $750,000. Net proceeds aggregating $610,250 will be used to fund working capital and expansion. The note is convertible into a maximum number of common shares of 17,688,679 shares of the Company's common stock, as described in the Convertible Note Purchase Agreement ("the Agreement"). In addition the Company issued warrants to the purchaser of the convertible note to acquire an addition 166,666 shares of the Company's common stock, as described in the Agreement. The Agreement also provides the purchaser demand and piggyback registration rights.

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

EMPLOYEES. As of September 30, 2001, we had 15 full-time and 7 part-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employees relations to be good.

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

                         PART I - FINANCIAL INFORMATION

(2) Results of Operations Nine Months Ended September 30, 2001

Results of operations for the three months ended September 30, 2001 and 2000.

Sales increased $1,597,760 or 1,179.7% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This is primarily attributable to the increase in revenue related to the expansion of our VoIP calling services and acquisition of 2Sendit.com.

General and administrative expenses decreased $ 2,151,764 or 61.9% for the three months ended September 30, 2001 compared to the same period in 2000 net of depreciation and amortization expenses. This decrease is primarily due to cost reduction measures instituted by management. The Company incurred an increase in depreciation and amortization expenses to $ 656,197 or 39.8% for the three months ended September 30, 2001 compared to the same period in 2000. This is primarily related to the increase in depreciation from assets purchased for the expansion of our VoIP network and for amortization of goodwill associated with the purchase of Whoofnet.Com and 2Sendit.Com.

Gross margins for the period increased from approximately 42.8% in 2000 to -52.6% in 2001. EBITDA increased $3,593,613 or 121.8% to $642,309 for the three months ended September 30, 2001 compared to -$3,420,782 for the three months ended September 30, 2000. These increases are primarily related to the increase in traffic over our own VoIP network and the increase in margin provided by 2Sendit.Com.

Comprehensive Losses decreased $3,329,420 to $100,676 or 97.1% for the three months ended September 30, 2001 compared to a comprehensive loss of $3,430,096 for the three months ended September 30, 2000. This increase is primarily related to the increase in depreciation from assets purchased for the expansion of our VoIP network and for amortization of goodwill associated with the purchase of Whoofnet.Com and 2Sendit.Com.

Liquidity and Capital Resources


During the three months ended September 30, 2001, the Company's net cash used in operating activities was $253,891.

In July 2001, we issued an 8% convertible note in the principal amount of $750,000 to an unrelated investor, Laurus Master Fund, Ltd. Net proceeds of $610,250 is being used to fund working capital and expansion.

iDial currently is in the process of raising additional capital for continuing its growth through the following activities:

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and reports on Form 8-K

(a)      Exhibits

Exhibit 11.  Computation of per share earnings.

(b)      Reports on Form 8-K

     8-K/A November 16, 2001

     ITEM 7. Financial Statements, Pro Forma Financial Information and Exhibits.

     Financial Statements for Whoofnet.Com, Inc.

     8-K October 12, 2000

     ITEM 2. Acquisition or Disposition of Assets

     ITEM 7. Financial Statements, Pro Forma Financial Information and Exhibits.

     8-K/A August 17, 2001

     ITEM 4.1

     Change in Registrant's Certifying Accountant - Ehrhardt Keefe Steiner & Hottman PC

     ITEM 4.2 Change in Registrant's Certifying Accountant - Kenneth Leiberman CPA, PA

     ITEM 7(c). Exhibits.

     8-K July 30, 2001

     ITEM 4.1

     Change in Registrant's Certifying Accountant - Ehrhardt Keefe Steiner & Hottman PC

     ITEM 4.2 Change in Registrant's Certifying Accountant - Kenneth Leiberman CPA, PA

     ITEM 7(c). Exhibits.

     8-K July 3, 2001

     ITEM 7. Financial Statements, Pro Forma Financial Information and Exhibits. Financial Statements for Whoofnet.Com, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

November 19, 2001

                                            IDIAL NETWORKS, INC.

                                               By

                                            /s/Mark Wood
                                               Mark Wood
                                               Chairman of the Board