Form 10QSB/A
period 2001-03-31
IDIAL NETWORKS INC
filed 2001-11-20
CIK 810932

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [] No

     As of March 31, 2001, the registrant had 87,144,454 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (Check one): [] Yes [x] No

================================================================================

                         PART I--FINANCIAL INFORMATION


                         Item 1. Financial Statements.
                         -----------------------------

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                              As of March 31, 2001


---------------------------------------------------------------------------------------------------------------
                                                                            March 31             December 31
                                                                           2001 (restated)           2000 (restated)
                                                                          (unaudited)
Current assets
  Cash and cash equivalents                                                    $ 134,651              $ 67,410
  Accounts receivable - trade                                                    106,355                51,531
  Investments                                                                     31,200                31,200
  Other receivables                                                              108,096               105,000
  Inventory                                                                       10,000                10,000
---------------------------------------------------------------------------------------------------------------
    Total current assets                                                         390,302               265,141
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Fixed assets (net)                                                             2,297,927             2,576,928
---------------------------------------------------------------------------------------------------------------

Other assets
  Intangibles, net                                                             6,861,072             7,254,636
  Deposits                                                                        52,622                52,617
---------------------------------------------------------------------------------------------------------------
    Total other assets                                                         6,913,694             7,307,253
---------------------------------------------------------------------------------------------------------------

Total assets                                                                 $ 9,601,923          $ 10,149,322
===============================================================================================================

Current liabilities
  Accounts payable                                                           $ 1,544,362             1,186,824
  Accrued interest                                                                77,500                49,786
  Deferred revenue                                                                90,646                31,256
  Current portion of long-term debt                                            1,723,289               111,623
---------------------------------------------------------------------------------------------------------------
Total current liabilities                                                      3,435,797             1,379,489
---------------------------------------------------------------------------------------------------------------

Long-term liabilities
  Advances from stockholder's & related parties                                        0             1,624,103
  Notes Payable                                                                   16,435                16,435
  Capital Leases Payable                                                          98,439                98,439
---------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                      114,874             1,738,977
---------------------------------------------------------------------------------------------------------------

Total liabilities                                                              3,550,671             3,118,466

Common stock, $.001 par value, 100,000,000 shares authorized,
87,144,454 shares issued and outstanding in 2001 and 2000,
37,085,000 shares issued and outstanding in 1999.                                 87,144                87,144
Preferred Stock, no par value, 30,000,000 shares
authorized, no shares issued and outstanding.                                         -                     -
Additional paid in capital                                                    16,956,020            16,956,018
Accumulated deficit                                                          (10,949,912)           (9,970,306)
Accumulated other comprehensive income (loss)                                    (42,000)              (42,000)
---------------------------------------------------------------------------------------------------------------
Total stockholder's equity (deficit)                                           6,051,252             7,030,856
---------------------------------------------------------------------------------------------------------------

Total liabilities and stockholder's deficit                                  $ 9,601,923            10,149,322
===============================================================================================================


                       See notes to financial statements

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         Three months ended of March 31,



-------------------------------------------------------------------------------------------------------------------
                                                                             March 31,              December 31
-------------------------------------------------------------------------------------------------------------------
                                                                             2001 (restated)      2000 (restated)
                                                                            (unaudited)

Sales (net)                                                                      $ 1,847,052           $ 1,796,897
Cost of Sales                                                                      1,621,582             1,607,831
Depreciation                                                                         277,654               461,743
-------------------------------------------------------------------------------------------------------------------

Gross Profit                                                                         (52,184)             (272,677)
Selling, general and administrative expenses                                         881,558             8,686,190
-------------------------------------------------------------------------------------------------------------------

Net operating loss                                                                  (933,742)           (8,958,867)

Other expenses
  Interest expense                                                                   (45,862)             (156,630)
-------------------------------------------------------------------------------------------------------------------

Net loss                                                                            (979,605)           (9,115,497)

Other comprehensive loss
  Unrealized loss on available-for-sale securities                                         -               (42,000)
  Loss on sale of assets                                                                   -

-------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                $ (979,605)         $ (9,157,497)
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
Net loss per share                                                                $    (0.01)         $      (0.19)
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
Weighted average share outstanding                                                87,144,454            48,479,304
===================================================================================================================

                       See notes to financial statements
                                       3

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Three months ended of March 31,



                                                                          March 31       December 31,
                                                                       2001 (restated)      2000 (restated)
Cash flow from operating activities                                      (unaudited)

   Net loss                                                                 $ (979,605)     $ (9,115,498)

Adjustments to reconcile net loss to net cash used in operating activities
  Stock issued for services                                                                    4,538,321
  Stock issued for compensation                                                                1,754,884
  Depreciation                                                                 285,630           596,220
  Amortization                                                                 393,564           616,647
  Changes in assets and liabilities
    Accounts receivable                                                        (54,824)           (3,661)
    Other receivables                                                           (3,096)         (105,000)
    Inventory                                                                        -            (8,000)
    Deposits                                                                        (5)          (27,596)
    Accounts payable                                                           357,540         1,029,200
    Accrued expenses                                                            27,713           (30,214)
    Deferred revenue                                                            59,390            31,256

---------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                  86,307          (723,441)
---------------------------------------------------------------------------------------------------------

Cash flow from investing activities:
    Purchase of property and equipment                                          (6,630)          (26,700)
    Acquisition of Subsidiaries net of cash acquired                                             129,702

---------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                    (6,630)          103,002
---------------------------------------------------------------------------------------------------------


Cash flows from financing activities
    Payment of long term debt                                                  (12,436)           (7,920)
    Stockholder loans                                                                            757,662
    Proceeds from issuance of common stock                                                       100,000
    Proceeds from long term capital lease                                                       (173,374)

---------------------------------------------------------------------------------------------------------
      Net cash provided from financing activities                              (12,436)          676,368
---------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                 67,241            55,929

Cash,  beginning of period                                                      67,410            11,481

---------------------------------------------------------------------------------------------------------
Cash, end of period                                                          $ 134,651          $ 67,410
=========================================================================================================


                       See notes to financial statements
                                       4

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   March 31,   December 31,
                                                                     2000        2000 (restated)
                                                                  (unaudited)

Cash paid during the year for:
  Interest                                                           $ 45,862   $    156,630
  Income Taxes                                                              -              -

Supplemental Schedule of noncash investing and financing activities:

Property and equipment acquired under capital lease obligations           $ -   $    117,544

Issuance of common stock in connection with acquisition of
subsidiaries                                                              $ -   $ 10,068,959

Issuance of common stock by a stockholder for satisifaction of property and equipment obligations recorded as advances from
stockholders and related parties                                          $ -   $    190,265

Issuance of common stock by a stockholder for satisifaction of services rendered to the Company recorded as advances from
stockholders and related                                                        $    557,076


                       See notes to financial statements
                                       5

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
                                                      paid-in                           paid     lated        hensive  Stockholder's
                                      Shares  Amount  Capital     Shares   Amount    in Capital  Deficit      Income    Equity
                                                                                                              (loss)    (Deficiency)

Balance, December 31, 1998             2,000  $ 20    $ 280                                       $  (294,049)           $ (293,749)

Exchange of all the outstanding
common stock of Woodcom
International, Inc. for common
stock of Idial Networks, Inc.
(formerly Desert Springs
Acquisition Corp.) and the
related charge to retained
earnings to effect the merger
of the companies                      (2,000)  (20)    (280)    36,015,000  $36,015    292,285                           $  328,000

Stock issued for retirement debt                                   170,000      170     55,930                               56,100
Stock issued for fixed assets                                      380,000      380    124,620                              125,000
Stock issued for intangible assets                                 500,000      500    164,500                              165,000
Stock issued for consulting services                                20,000       20      6,580                                6,600
Net Loss                                                                                             (560,760)             (560,760)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                      37,085,000   37,085     643,915      (854,809)             (173,809)
Stock issued with acquistion -
 Whoofnet.com, Inc.                                             19,787,000   19,787   8,080,213                           8,100,000
Stock issued with acquistion -
 2 Sendit.com, Inc.                                              8,399,994    8,400   1,960,559                           1,968,959
Stock issued to officers & directors                             5,908,460    5,908   1,748,976                           1,754,884
Stock issued for consulting services                            15,964,000   15,964   4,522,357                           4,538,321
Other comprehensive losses                                                                                      (42,000)    (42,000)
Net loss from operations                                                                           (9,115,498)           (9,115,498)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                      87,144,454   87,144  16,956,020    (9,970,307)  (42,000)  7,030,857

(Unaudited):
Net loss                                                                                           (  979,605)           (  979,605)

------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                       $ -     $ -       87,144,454 $ 87,144 $16,956,020  $(10,949,912) $(42,000) $6,051,253
====================================================================================================================================

     * Woodcom International, Inc. stockholders received 30,930,000 shares of Idial Networks, Inc. (formerly Desert Springs Acquisition Corp.) upon the merger of the Companies; 2,542,500 shares were previously issued to Idial Networks, Inc. (formerly Desert Springs Acquisition Corp.) stockholders.

                       See notes to financial statements
                                       6

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business


The Company had its origin in May 1997, when WoodComm, LLC, a Nevada limited liability company was formed. In April 1999, WoodComm, LLC was converted from a limited liability company to a Nevada corporation. At the time of the conversion, the company name was changed to WoodComm International, Inc. ("WCI"). In December 1999, Desert Springs Acquisition Corporation ("Desert Springs"), a Colorado corporation, acquired all of the issued and outstanding common stock of WCI in exchange for 30,930,000 shares of the common stock of Desert Springs, and WCI was merged into Desert Springs. For financial reporting purposes, this transaction was treated as an additional capitalization of WCI (a reverse acquisition), even though Desert Springs was the surviving corporate entity. However, for financial reporting purposes, WCI is considered to be the surviving entity. The historical financial statements prior to the merger are those of WCI. Desert Springs' only assets and liabilities consisted of a liability of $80,346. The liabilities were not assumed in the merger. In January 2000, Desert Springs moved its state of incorporation to Nevada and changed its name to iDial Networks, Inc (a Nevada corporation).

The Company's administrative offices are located at 1211 S. Parker Road Suite 203 Denver, CO 80231, and the telephone number is (303) 338-5100. The Company's website can be found at www.idialnetworks.com. The information on the website is not part of this Form 10-QSB.

Historically, the Company's principal business has been to provide Internet-based voice telecommunication to customers around the world. The Company operates selected communication services, including phone cards and Internet enabled telephony. The Internet triggered calls combine the flexibility of a computer (on-line billing and call records) with the low tariffs of USA based carriers via calling centers of direct from home anywhere in the world. During calendar year 2000, the Company's management decided to change its business model from a telephony service provider only, to that of a diversified product sales company. As part of the change in business focus, in August 2000, the Company acquired 100% of the stock of Whoofnet.com, Inc. ("Whoofnet.com"), a Florida corporation, in exchange for the issuance of -19,787,000 new investment shares of common stock in the Company.

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

In November 2000, The Company acquired 100% of the stock of 2sendit.com, Inc. ("2sendit.com"), a Colorado corporation, in exchange for the issuance of 8,399,994 new investment shares of the common stock of the Company. 2sendit.com provides a marketing service by advertising the products and services through a variety of media with a primary focus on the use of fax mail, and e-mail. With fax and e-mail servers located in Dallas, Texas and Denver, Colorado, 2sendit.com is able to offer high capacity, low cost services. In addition, 2sendit.com maintains a small company attitude, allowing it to assist other small companies in need of its services.

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

Results of operations

The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:

                                                              Three months ended
                                                                    March 31,
                                                            ----------------------
                                                               2001         2000


  Total revenue ....................................         100.0%        100.0%
  Cost of sales ....................................          87.8          88.6

                                                             -----         -----

  Gross margin .....................................          (2.8)         11.4
  Selling, general and administrative ..............          47.7          75.0

                                                             -----         -----

EBITDA .............................................         (13.8)        (63.6)
  Depreciation and Amortization ....................         (36.8)        (18.9)

                                                             -----         -----

  Net loss .........................................         (53.0)        (82.5)
  Interest expense .................................          (2.5)         (2.7)

                                                             -----         -----

  Comprehensive loss ...............................         (53.0)        (85.2)

                                                             =====         =====

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

Goodwill and Other Intangible Assets

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

Restatement of Consolidated Financial Statements

The consolidated financial statements for the three month period ended March 31, 2001 and year ended December 31, 2000 have been restated to reflect the company's change in its method of accounting for business combinations in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"). Pursuant to APB 16, the purchase method requires the reported income of an acquiring corporation include the operations of the acquired company after acquisition, based on the cost to the acquiring corporation. The consolidated financial statements have been restated to reflect the operating results of the Whoofnet and 2Sendit acquisitions from the respective dates of acquisition. The previously issued consolidated financial statements included in the company's registration statement on Form SB-2/A filed on August 2, 2001 included the operating results of Whoofnet for the period from March 6, 2000 (date of inception) to December 31, 2000 and 2 Sendit for the period . Also the consolidated financial statements for the three month period ended March 31, 2001 have been restated to reflect accrued commission expense not previously recorded and the recognition of deferred. In addition, net loss per share was adjusted to reflect the December 2000 stock split

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of the Company's management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company's
management   with   respect  to  future   events  and  are   subject  to  risks,
uncertainties, and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices, and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not assume any responsibility to publicly update any of its forward-looking statements regardless whether factors change as a result of new information, future events, or for any other reason. The Company advises you to review any additional disclosures made in its 10-QSB, 8-K, and 10-KSB reports filed with the Commission.

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

Sales increased $$1,473,386 or 394% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This is primarily attributable to the increase in revenue related to the acquisition of Whoofnet.Com and 2Sendit.com and the expansion of our VoIP calling services.

General and administrative expenses increased $ 129,084 or 46% for the three months ended March 31, 2001 compared to the same period in 2000 net of depreciation and amortization expenses. This increase is primarily due to the increase in expenses associated with the acquisition of Whoofnet.Com and 2Sendit.Com. The Company incurred an increase in depreciation and amortization expenses to $608,508 or 862% for the three months ended March 31, 2001 compared to the same period in 2000. This increase is primarily related to the increase in depreciation from assets purchased for the expansion of our VoIP network and for amortization of goodwill associated with the purchase of Whoofnet.Com and 2Sendit.Com.

Gross margins for the period decreased from approximately 11.4% in 2000 to -2.8% in 2001. EBITDA -decreased $16,696 or 7.0% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. These increases are primarily related to the increase in traffic over our own VoIP network and the increase in margin provided by 2Sendit.Com.

Comprehensive Losses increased to $979, 605 or 307% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This increase is primarily related to the increase in depreciation from assets purchased for the expansion of our VoIP network and for amortization of goodwill associated with the purchase of Whoofnet.Com and 2Sendit.Com.

Liquidity and Capital Resources


During the three months ended March 31, 2001, the Company's net cash used in operating activities was $86,307. This shortfall was primarily funded by accounts receivable.

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

November 20, 2001

                                            IDIAL NETWORKS, INC.

                                         By
                                         /s/Mark Wood
                                            Mark Wood
                                            Chairman of the Board