Form 10KSB/A
period 2000-12-31
IDIAL NETWORKS INC
filed 2001-11-28
CIK 810932

FORM 10-KSB/A3

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

Not[] (Indicate by check mark whether if disclosure of delinquent filers (229,405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of December 31, 2000, Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of December 31, 2000:

the number of shares outstanding of the Registrant's Common Stock was 87,144,454.

the aggregate number of shares held by non-affiliates was approximately 50,966,652.

                       Exhibit Index is found on page 35.

Introduction                                                                   3

PART  I                                                                        3

Item  1.  Description of Business.                                             3

Item  2.  Description  of  Property                                           15

Item  3.  Legal  Proceedings                                                  15

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         16

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters              16
      (a)  Market  Information                                                16
      (b)  Holders                                                            16
      (c)  Dividends                                                          16
      (d)  Sales  of  Unregistered  Common  Stock  2000                       16

Item  6.  Managements  Discussion  and  Analysis  or  Plan of Operation       17

Item  7.  Financial  Statements                                               27

Item  8.  Changes  in  and  Disagreements  with  Accountants
          on  Accounting  and  Financial  Disclosure                          28

Item  9.  Directors  and  Executive  Officers,  Promoters  and Control
          Persons; Compliance with Section 16(a) of the Exchange Act.         29

Item  10.  Executive  Compensation                                            30

Item  11. Security  Ownership  of  Officers and Directors and 5% Owners       31

Item  12.  Certain  Relationships  and  Related  Transactions                 32

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
                                                                              32
      (a)  Financial  Statements                                              32
      (b)  Form  8-K  Reports                                                 32

                                  INTRODUCTION

     This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act ), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act ). Specifically, all statements other than statements of historical facts included in this report regarding the Company s financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company s management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words anticipate, believe, estimate, expect, intent, and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the cautionary statements) reflects the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should may underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf are expressly qualified in their entirety by the applicable cautionary statements.

                                     PART I


                                    BUSINESS

History

         We provide telecommunication services to customers around the world. These services include pre-paid telephone calling cards and reduced rate telephone calls using the Internet. Telephone calls that are initiated over the Internet combine user-friendly account tracking (i.e. monitoring on-line billing and call records) with the low tariffs of Unites States based telecommunications carriers, via calling centers accessed directly from home to anywhere in the world. During 2000, we decided to change our business model from being a telephony service provider, which provides the ability to send voice data (as opposed to digital data) over the Internet, to a more diversified company.

         As part of our change in business model, in August 2000, we acquired 100% of the stock of Whoofnet.com, Inc. in exchange for the issuance of 10,000,000 shares of our common stock.

         Whoofnet.com is an Internet company designed for direct selling utilizing the latest advances available on the Internet. In particular, Whoofnet.com's major product is an Internet portal for use by the general public, where users can search the web through the use of search engines and links to other sites. Whoofnet.com was formed under the laws of Florida on March 6, 2000. Whoofnet.com also develops, tests and markets other products, such as the iDial Gold Advantage card, a reloadable debit card, which it has recently completed field-testing and plans to begin sales within the next several months. All costs associated with the startup phase of the organization have been expensed in the current period.

      Whoofnet.com also formed six subsidiary Delaware Corporations between the months of March and May 2000, and two foreign subsidiary corporations for the operations of various aspects of its business. As of the dated of this prospectus, none of the subsidiaries have been active or funded.

      In November 2000, we acquired 100% of the stock of 2sendit.com, Inc. in exchange for the issuance of 4,199,998 shares of our common stock.

      2sendit.com provides a marketing service by advertising products and services through a variety of media with a primary focus on the use of fax, mail and email. With fax and email distribution servers located in Dallas, TX and Denver CO, 2sendit.com is able to offer high capacity, low cost services. In addition, we maintain a small company attitude, allowing us to assist other small companies in need of our services.

Overview

         iDial Networks develops applications that are delivered to its customers over the internet, providing internet and wireless services. The Internet is an increasingly significant interactive global medium for communication, information and commerce. International Data Corporation, a market research firm, estimates that the number of users who make purchases over the Internet worldwide will grow from 31 million in 1998 to more than 183 million in 2003.

         The Company has two material lines of business, providing Internet-based voice telecommunications to customers around the world, and providing marketing services for various businesses. Revenue attributable to the Internet based voice communications was approximately $1,729,000 and $1,576,000 for the years ended December 31, 2000 and 1999, respectively. Revenue attributable to marketing services was approximately $67,000 an $0.00 for the years ended December 31, 2000 and 1999, respectively.

         Emergence of Internet Telephony. Internet telephony, the ability to make voice-based telephone calls over the internet, has emerged as a low cost alternative to traditional long distance telephone services. Internet telephone calls are less expensive than traditional international long distance calls primarily because these calls are routed over the Internet or through data networks. The use of the Internet bypasses a significant portion of international long distance networks and the relevant tariffs. Also, routing calls over the Internet is more cost-effective than routing calls over traditional telephone lines because the packet-switching technology that enables Internet telephony is more efficient than traditional telephone technology. Packet-switching, unlike traditional telephone networks, do not require a fixed amount of bandwidth to be reserved for each call. This allows voice and data calls to be pooled, which means that packet networks can carry more calls with the same amount of bandwidth. This greater efficiency creates cost savings that can be passed on to the consumer in the form of lower long distance rates.

         Prepaid Calling Card Industry. The market for prepaid calling cards has grown significantly since 1993. This growth is attributed to three trends according to industry sources. First, the larger telecommunications companies have come to understand the strategic and financial benefits of prepaid calling cards. Second, consumers are becoming more aware of various advantages of prepaid cards. Third, businesses are beginning to purchase prepaid calling cards as a means of controlling telephony costs and simplifying record keeping. We believe that the affordable pricing, convenience and enhanced features of prepaid calling cards has attracted price sensitive customers, business travelers, international callers and other users of long distance service. Also, while prepaid calling cards are relatively new in the United States, they have been widely used and accepted method of making telephone calls in Europe and Asia since the 1970's.

Our Telephone Service Products

         Calling Cards

         We sell virtual prepaid calling cards over the Internet and physical prepaid cards through traditional retail outlets. We consider our Internet Phone Cards "virtual" because we do not issue a physical card. Once sold, the calling card can be used immediately to make international and domestic long distance calls.

         Our web system functions as follows: 1) A potential customer accesses our website; 2) the customer follows the prompt to enter the credit card information to purchase the virtual calling card; 3 we verify the credit card within seconds and the confidential PIN and display a toll free number customer to record; and 4) the virtual calling card can be used immediately to place a call via the Internet or traditional phones. We then store the customer information on our database for future reference.

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

         Our website is accessible 24 hours per day, seven days a week, so we are not constrained by the hours that a traditional retail store would be open for business. Our website may also be reached from the customer's home or office. This means the customer is not required to physically travel to another location to make a purchase and receive delivery. Our online purchasing and delivery also allows us to deliver a broad selection of products to customers worldwide in rural or other locations that do not have convenient access to physical stores.

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

         World Access. When using the World Access calling card for a call from another country to the United States or from country to country outside the United States, the customer initiates the call through the Internet by accessing our website. On our web page, a form is displayed and the customer enters the telephone number where he or she is, the telephone number he or she wants to call and his or her PIN and then "clicks" on the call button. This information is transmitted over the Internet to our platform. The platform determines the virtual calling card is valid and has a sufficient balance and then routes a call to the customer at the number where he or she is. When the customer answers, the platform completes the call by connecting to the number the customer wanted to call. From our website, these features allow customers to make calls from anywhere in the world at our international United States long distance rates using the virtual calling card and Internet access to our website and platform.

         We have integrated the economics of Voice-Over-Internet-Protocol technology, the conversion of voice data into digital data for transmission over the Internet, with the convenience of conventional telephone services to enable Internet initiated telephone services. With this iDial technology, we are able to offer consumers and businesses telephone services at costs approaching the wholesale rates of carriers. Unlike some competitors who offer personal computer to phone services, iDial's web based services are provisioned via the Internet but all calls are currently made phone to phone. The majority of PC owners do not have microphones and telephony services. iDial delivers high-quality traditional and Voice-Over-Internet-Protocol telephony services to consumers and businesses, with the following benefits:

         Low Cost. Telephone calls are a fraction of the cost of traditional long distance service.

         High Quality Voice Transmissions. We offer high quality voice transmissions by integrating traditional telephone services and packet-switching technologies.

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

         Customer Support. We offer real-time customer support in multiple languages, and the integrated billing and call management system provides service representatives with immediate access to customer accounts.

         Product Description. iDial has integrated the economics of Voice-Over-Internet-Protocol and Wireless Application Protocol technology with the convenience of conventional telephony to enable web initiated telephone services. With this iDial technology, were able to offer consumers and businesses telephone services at costs approaching the wholesale rates of carriers.

         Our Wireless Services

         Wireless Application Protocol is an industry term for the standard technology used to provide Internet communications and advanced telephony services on digital mobile phones, pagers, personal digital assistants, and other wireless terminals. The wireless market is embracing Wireless Application Protocol technology, with a predicted 600 million phones using Wireless Application Protocol by the end of 2003. Europe is leading the way in Wireless Application Protocol, and Forrester Research predicts that 219 million Europeans will be accessing the Internet on a daily basis by 2003. iDial, through its marketing arm of Whoofnet.com, will enter the European market with its own Voice-Over-Internet-Protocol and Wireless Application Protocol applications. In a joint venture with a Swedish government agency, we are in the process of building a customer services center in Bracke Kommun in Sweden.

         We have developed a plan to be "first to market" with Wireless Application Protocol connectivity to our iDial services. We believe that a tremendous opportunity exists to:

o Immediately provide low cost international long distance services to Wireless Application Protocol enabled phones through our technology; and
o Incorporate Wireless Application Protocol access into the our portal, giving them the same carrier choices as our traditional users.

         iDial has developed and applied for patents for applications to enable Personal Digital Assistants such as the Palm Pilot VII to instantly connect with the iDial site and avail themselves of our long distance services. A similar application for the new Microsoft Pocket PC has also been completed. iDial will continue to develop Wireless Application Protocol enabled products and services to insure that its core products will always be easily accessible by wireless devices.

         Additional Services

         Additionally we are currently offer traditional prepaid phone cards and Voice-Over-Internet-Protocol services based on iDial technology under the following brand names for which various trade and service marks are registered.

         NetPhoneCard - www.netphonecard.com Web initiated worldwide phone calls with US dial tone and low tariffs.

         iDialDirect - www.iDialdirect.com A complete communications portal offering flat-rate US products and worldwide access products.

         Phone-Me-Now - www.phonemenow.com An iDial e-commerce tool. A Phone-Me-Now button is places on a website that allows a customer to initiate a call to his phone from a representative of the company that is hosting the site.

         SendaCall - www.sendacall.com Prepaid calls sent within a virtual greeting card by-mail to recipients anywhere in the world, allowing recipient to place free call to sender.

         Wireless Services - We will continue to expand wireless development to include areas such as Wireless Access Protocol.

Our International Networks

         Our Enhanced Services Platform. Our enhanced services platform is a specialized telephone switch based on technologies from Cisco, Microsoft and Dialogic (a wholly owned subsidiary of Intel Corp.). It is connected to our website, data base, and to our network of outgoing and incoming telephone lines and Internet lines. It sets up all customer account and PIN information when a calling card is purchased and immediately activates the calling card so it can be used at the time of purchase. The platform also accepts and evaluates all calls from calling card holders over the toll free number and over the Internet and confirms the validity of the calling card and remaining balance. We have also programmed into the platform a lowest cost routing matrix, which is simply a program that selects the lowest priced route from our multiple carriers. This means our platform will select the cheapest route to send a call based upon where we have established gateways, which are central locations housing the equipment necessary to send and receive calls internationally. We believe our platform can currently support approximately 288 simultaneous calls and process over 4 million minutes of traffic per month. Our platform is expandable to carry more traffic by adding additional telephone lines and equipment. Focusing on the international market, the use of our platform is spread throughout the day as a result of the different world time zones.

         We plan to develop and offer new products and services, which may require modifications and enhancements to our platform. For any modifications or enhancements, we will either contract with the manufacturer to develop new software or we may develop the software, or a combination of both. In the past, we have experienced delays when we have tried to upgrade our platform. If the software cannot be developed cost effectively, or there will be significant delays, we may elect to abandon a potential product or service in favor of one that can be timely developed on a cost effective basis. There can be no assurances that we can successfully develop the software to enable us to offer new products or services.

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

         Our gateways allow for high quality transmission through the Internet. The historical poor sound quality of voice transmission through the Internet is due to the fact that the Internet was not created for simultaneous voice traffic. Unlike conventional telephone communication lines, in which the entire line is reserved for a call, Internet telephony, the transmission of voice data over the Internet, uses packet-switching technology, which translates and divides voice data into discrete packets of digital data that are transmitted individually over the Internet and then retranslated into voice data at their destination. These packets of data travel through several separate routes in order to reach their destination, which may increase the chances of misrouting, and delays in transmission and reception. The software in our gateways connect the packet switched data transmitted over the Internet to traditional public telephone networks in such a manner that virtually eliminates the delay in transmission normally involved in Internet voice transmission and the resulting pause and echo effect.

         Our Internet gateways enable us to route voice quality calls through our enhanced services platform to and from the country via the public Internet or private intranet networks such as a frame relay network. The cost of these calls is based on the local telephone rates for the country where the gateway is located. They are not based on internationally or local long distance rates.

         Our Leased Lines Network. We also lease international telephone lines to transmit calls. Our lease agreements obligate the carriers to complete the transmission of calls routed by us to them at different rates for different countries and territories.

         With these agreements, we have access to more than 241 countries and territories. Leased capacity is typically obtained on a per-minute basis or point-to-point basis. Our agreements are typically one-year agreements with 30-day cancellation rights by either party. Rates are based on volume and adjusted approximately every 30 days. Our rates generally decline as volume increases. We are dependent on these carriers to complete the transmission of our calls, and the loss of one or more of them as a source for completion of our calls could have a material adverse affect on us. However, we believe there are numerous international long distance carriers that transport calls to the countries we desire to target and we believe we could replace a carriers if lost. If the rates of any replacement carrier are higher, or our existing carriers raise their rates, our profit margins would decrease. We may sell to other long distance carriers any excess line capacity we have. Excess line capacity is the remaining capacity on our telephone lines not used by us to transmit our own calls during any given month.

         Our Third Party Contracts. Our success depends, in part, on our ability to continue to lease long distance telephone capacity from third parties at economic rates to serve the foreign countries we target. It also depends, in part, on our ability to maintain our contractual relationships with local parties completing the transmission of our calls in those countries where we have Internet gateways. If we lose these relationships, we believe we could replace them. However, it would cause a disruption of our business until they are replaced, and the replacement leases or contracts may not be at favorable rates or on terms.

Growth Strategy

         While a large number of companies specializing in the conversion of voice data to digital data for transmission over the internet, or Voice-Over-Internet-Protocol, have been formed in recent years, most focus on the build out and development of international networks in the effort to capture a high margin revenue base. We believe that in this very competitive landscape, offering many voice and data transmission options, leasing time (or purchasing minutes) on Voice-Over-Internet-Protocol networks will quickly become a commodity business, as the various competitors whittle margins to gain growth and market share.

         We intend to leverage our position in the Internet telephone communications market to make communications services readily available worldwide. Our strategy includes the following key elements:

o Promote our services through direct sales and marketing and, through relationships with resellers and leading Internet hardware, software and content companies.

o In addition to minutes-based revenue, we intend to pursue new web-based revenue opportunities from banner and audio advertising.

o Strengthen and enhance our brand recognition by cooperatively marketing our Internet telephone communications services with leading companies in other market segments.

         Many e-commerce sites have discovered the necessity of having a customer service representative talk with potential buyers. However, traditional 800 numbers are still relatively expensive, and require some effort on the part of the customer to initiate the call. With our "Phone-me-now" technology, a simple click of a button will connect the customer with the seller's representative at very low rates. To further lower operating costs, we are exploring joint ventures with customer service centers in English speaking countries where wages are lower to make customer service more affordable for e-commerce companies.

Sales and Marketing

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

         Customer Electronic Mail Broadcasts. We actively market to our base of customers through e-mail broadcasts, which is an electronic form of mass mailing. All new virtual calling card purchasers are automatically added to our electronic mailing list. We e-mail messages on a periodic basis to our customers announcing new rates, new countries, new products and new features.

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

Customer Support and Service

         We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat purchases is dependent, in part, on the strength of our customer support and service operations and staff. Our customer support and service personnel are available Monday through Friday from 8:00 a.m. to 9:00 p.m. Pacific Standard Time and Saturday from 10:00 a.m. to 6:00 p.m. Pacific Standard Time, via telephone. In addition, we provide e-mail support staff 24 hours a day, seven days a week. These services include pre and post-sales support for orders and usage of our products and our customer service department responds immediately.

         Our website has been designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. Our website provides 24 hour a day, seven days a week availability. Our website operations staff consists of systems administrators who manage, monitor and operate our website. The continued uninterrupted operation of our website is essential to our business, and it is the job of the site operations staff to ensure, to the greatest extent possible, the reliability of our website. We provide our own connection to the Internet through voice and data network services provided by a company named Global Crossing. We believe that these telecommunications and Internet service facilities are essential to our operation and we anticipate upgrading these facilities as volume and demand for our service grow.

Technology

         We use a combination of our own proprietary software applications and commercially available licensed technology to conduct our Internet and telephone routing operations.

         Proprietary Technology. We have developed proprietary customer software which permits a customer to purchase and receive our virtual calling cards on our website by using a credit card. We have also developed proprietary customer software to allow our world access virtual calling cards and phone collect PINs to initiate calls through regular telephone lines using our website and enhanced services platform. We have also developed various proprietary credit and fraud management applications, which aid us in checking credit and limiting fraudulent transactions.

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

     Commercially Available Licensed Technology. Our strategy has also been to license commercially available technology whenever possible rather than seek a custom-made or internally-developed solution. We believe that this strategy enables us to reduce our operating costs and to respond to changing demands due to growth and technological shifts. This strategy also allows us to focus our development efforts on creating and enhancing the specialized, proprietary software applications that are unique to our business. Listed below are some of our key architectural components:

o High speed links to the Internet through Global Crossing's network services;

o Dell clustered Servers for web and data base applications running Windows NT, Linux and Microsoft SQL Server 7.0; o Microsoft Internet Information Server 4.0 has been chosen for its ability to secure sensitive customer information through SSL encryption; and

o Microsoft SQL Server 7.0 is a relational database. All customer names and addresses, PINs, number of purchases and call records are stored within this database.

         We depend on a Internet service provider to provide Internet access to us and our customers. The parties responsible for completing the transmission of our calls in foreign countries also rely on local Internet service providers for access to the Internet in their countries. If we lost our connection with our Internet service providers, we could not sell our virtual calling cards through our website, and web initiated calls could not be made by our customers, until the connection was reestablished. If a local party responsible for completing the transmission of our calls in a foreign country loses its Internet connection, we could not route calls over the Internet to that destination until the connection was reestablished. These failures could cause us to lose customers and our ability to sell virtual calling cards and telephone services would be affected.

         Our customers also rely on Internet service providers for access to the Internet. If our customers cannot access Internet, they cannot access our website to purchase virtual calling cards or make web initiated calls.

Government Regulation

         Regulation of the Internet. The United States Congress and the Federal courts have taken actions that, in some cases impose some forms of regulation on the Internet, and in other cases protect the Internet from regulation. This includes restrictions on some forms of content placed on the Internet. These regulations have had mixed success in the Federal courts. Conversely, Congress passed legislation in 1998 that imposed a three-year moratorium on the imposition of new taxes on Internet transactions. At the same time, numerous new bills have been proposed that would further regulate various aspects of Internet commerce, and ensure the continued deregulation of others. It is impossible to say at this time whether and to what extent the Internet may ultimately be regulated by the United States government.

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

         Potential Regulation of Internet Telephony. To our knowledge, there are currently no domestic and few international laws or regulations that prohibit the transmission of voice communications over the Internet. If Congress, the FCC, state regulatory agencies or governments of other countries impose substantial regulations relating to Internet telephony, the growth of our business could be adversely affected. In the United States, several efforts have been made to enact federal legislation that would either regulate or exempt from regulation telecommunication services provided over the Internet. State public utility commissions may also attempt to regulate the provision of intrastate Internet telephony services. In late 1998 and early 1999, however, the FCC issued two decisions that suggest that all transmissions over the Internet may be jurisdictionally interstate, and these decisions may restrict the ability of state public utility commissions to regulate Internet telephony. Recently, however, a Colorado court ruled that Internet telephone service companies would be subject to payment of originating and terminating access charges to the incumbent provider. Imposition of such charges on our services would increase our costs. Internationally, a number of countries that currently prohibit competition in the provision of voice telephony have also prohibited Internet telephony. Other countries permit but regulate Internet telephony.

         On April 10, 1998, the FCC issued a Report to Congress concerning its implementation of the universal service provisions of the Telecommunications Act. In the Report, the FCC indicated that it would examine the question of whether any forms of "phone-to-phone" Internet Protocol telephony are information services, which are unregulated, or telecommunications services, which are fully regulated. The Report noted that the FCC did not have, as of the date of the Report, an adequate record on which to make any definitive pronouncements. The FCC did, however, note that the record before it suggested that some forms of phone-to-phone Internet telephony appear to have the same functionally as non- Internet Protocol telecommunications services.

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

Competition

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

         In addition, we compete in the market for Internet telephone services with companies that produce software and other computer equipment that may be installed on a user's computer to permit voice communications over the Internet. Current Internet telephony products include VocalTec Communications, Ltd.'s Internet Phone, QuarterDeck Corporation's WebPhone and Microsoft's NetMeeting. Also, a number of large companies, including Cisco Systems, Inc., Lucent Technologies, Inc., Northern Telecom Limited, Neura Communications, Clarent Communications and Dialogic Corp. offer or plan to offer server-based Internet telephony products. These products are expected to allow communications over the Internet between parties using a multimedia PC and a telephone and between two parties using telephones.

         We believe that the principal competitive factors affecting our market in no particular order are;

o        price and rates;
o        quality of transmission;
o        product accessibility and ease of use;
o        customer service;
o        brand recognition;
o        website convenience and accessibility;
o        targeted marketing directly to probable users of the services;
o        quality of search tools; and
o        system reliability.

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

Our New Product Lines

         Whoofnet.com

         iDial Networks wholly owned subsidiary, Whoofnet.com, holds offices in Florida, London and Sweden. Whoofnet.Com, Inc. is a network of interactive services, web brands, e-commerce services and marketing services. Similar to web-sites such as Yahoo, Whoofnet.Com provides a central site where a customer can access third party content by using Whoofnet.Com's Web search and directory services, community and personalization features, personal Web publishing, and online shopping. Whoofnet.Com seeks to draw a large number of viewers to its web sites by providing a one-stop destination for information, communication and shopping services on the Web. The company will generate revenue through a variety of sources including, but not limited to, selling advertising and sponsorships, electronic commerce and by licensing its products and technology. Whoofnet.Com is also an Application Service Provider, which is a company that develops software application that are delivered to customers over the Internet, and has several Internet brands including Whoofnet.Com portal, WhoofBiz, WhoofTelCo and WhoofMail. Through its strategic alliances, Whoofnet will develop and offer easy to deploy, end-to-end e-commerce solutions for companies operating in the Internet market.

         In addition to Whoofnet.com's internet site, it also provides marketing services to test and market products to customers, such as the iDial Gold Advantage Card. Our strategy is to use Whoofnet.com to market goods and services for itself and others with emphasis on the European market. This strategy will produce income from actual sales made by Whoofnet or those with whom we are allied.

         iDial Gold Advantage Card

         The iDial Gold Advantage Card is an ATM/Debit Card that offers an extensive Consumer Benefits Package. It is an inexpensive, fast and secure way to transfer funds domestically and internationally. It is a reloadable debit card that can be used at ATM's all around the world. It can be used to buy gas, groceries or other items from merchants with debit card capability and has an extensive Consumer Benefits Package offering savings on pharmacy, vision, dental, hearing, travel, gifts, vitamins, and more. iDial Gold Advantage Card comes with a primary card and a family card enabling them to save up to 75% on National and International money transfers. The customer receives two (2) identical cards when they join the program. The second card can be used to transfer money domestically or internationally, just by forwarding the second card to a family member or friend anywhere in the world. This enables the second cardholder to withdraw funds from any ATM machine worldwide.

         Fax Messaging

         2Sendit.com Inc. is an established fax-messaging provider for the information dissemination market. Fax messaging is simply the process of delivering mass mailings via facsimile. Due to today's desire for immediate delivery of information, fax messaging has become a popular means to deliver information quickly.

         Fax Messaging has emerged as a low cost source of communication for companies to get a message out, where messages range from newsletters to restaurant menus. Fax messaging has proven to a less expensive than traditional mail. Traditional mail remains as a popular choice for getting a message out, however, with costs of postage, envelope and printed material all necessary pieces, today's budget constraints find that these expenses limit the number of recipients. Fax messaging provides a low cost, high volume method of getting the same material out of the recipients. An underlying benefit is that the results are almost immediate. While a traditional mail piece may take up to a week to deliver, fax messaging usually takes less than an hour to reach the same audience. Fax messaging also has a cost related only to completed messages. With traditional mail, the cost is paid up front and there are no refunds for lost mail, unused postage, or damaged material.

         Products

         Fax messaging is simply the ability to send a message via facsimile to an intended recipient. Customer normally provide a recipient list, however, we do provide lists for some customers. We do offer additional services such as database management, fax removal, and limited email messaging.

         Growth Strategy

         While several fax messaging companies have emerged in the recent years, many others have been unable to sustain volume and have subsequently merged with competitors. We have chosen to maintain a slow growth cycle by adding customers through new advertising and marketing. We offer highly competitive rates along with the capacity to complete jobs in a timely manner.

     We use the following websites as a primary method of advertising:

a)       www.2sendit.com
b)       www.2faxit.net
c)       www.2faxitnow.com
d)       www.mailing-solutions.com

     2sendit.com is also researching the possibility of merging with competitors as a method of growing the business.

     Technology

     2sendit.com uses licensed software along with both Dialogic and Brooktrout fax cards. These cards are connected to third party high capacity digital lines. This technology allows the mass transmission of faxes through each fax server.

     Governing Laws

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

Employees

As of June 30, 2001, we had 20 full-time and 6 part-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employees relations to be good.

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

                        ITEM 2. DESCRIPTION OF PROPERTY.

         We maintain a facility of approximately 1,300 square feet at 5825 Sunset Blvd., Suite 202, Hollywood, CA 90028. The rent for this facility is approximately $1,625 per month and is leased on a month-by-month basis.

         We maintain our administrative offices at 10800 E. Bethany Drive, Aurora, CO 80014 for use by our wholly owned subsidiary 2sendit.com. The facility is approximately 1,038 square feet. The rent is approximately $1,340 per month.

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

                            ITEM 3. LEGAL PROCEEDINGS

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

     Of the Company's issued and outstanding 87,144,454 shares of Common Stock as of December 31, 1999 2000, all shares, subject to an exception for the 28,186,994 shares owned by affiliates of the Company, might be presently sold in compliance with Rule 144, in brokerage transactions, at such time as there may be trading in the common stock of this Company. Rule 144 provides among other things and subject to certain limitations that a person holding Restricted Securities for a period of two years, who is not an affiliate of the Company, may sell those securities, free of restriction in brokerage transactions. Further, shares issued pursuant to 1933 Act Registration, again subject to exceptions for affiliate ownership, are not Restricted Securities and are freely tradable in brokerage transaction. Affiliates are permitted by Rule 144 to sell affiliate-owned securities (Restricted Securities held for more than on year and Registered Affiliate Control Securities however long held) in limited amounts. Possible or actual sales of the Company s Common Stock under Rule 144 or otherwise might have a depressive effect upon the price of the Company s Common Stock, at such time, if and when the common stock of this Company might be tradable in brokerage transactions.

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

     GENERATION OF REVENUES: We derive our revenues from two different sources, through the direct sales of our products over the Internet and through our own direct sales force and secondly through the wholesale of our products and services through independent retail and wholesale channels of distribution. Revenues from the sale of our phone card products, whether sold directly by us or through our independent retail and wholesale channel, are deferred and recognized as calling services are used. All other products revenues are recognized as the product upon shipment and invoicing of the product to the customer.

All Internet sales of our products are made over the Internet primarily through credit card purchases. We use credit card processing companies to verify credit cards.

     Accounts receivable consists of amounts owed by our retail and wholesale channel relating to product sales. At December 31, 2000 and 1999, three companies accounted for 46% and less than 1% of total accounts receivable. At December 31, 2000, two companies accounted for 36% of total accounts receivable, while one receivable accounted for 72% of accounts receivable on December 31, 1999. Customers purchase our Internet products primarily using major credit cards, which are reimbursed by credit card processing companies. Accordingly, we do not routinely perform on-going credit evaluations of our Internet customers, but do perform evaluations of our credit card processors. Our receivables are generally unsecured. During 1999, one customer accounted for more than 50% of total sales. During 2000, no one customer accounted for more than 10% of total sales.

Expenses

     Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. Selling, general and administrative expenses increased to $8,686,191 for 2000 from $543,896 for 1999. These expenses for 2000 included a non-cash charge of $6,293,205 for the value of stock issued at fair market value to officers and directors for compensation ($1,754,884 ) and to various consultants for services ($4,538,321 ) (see Note 8 to Notes To Consolidated Financial Statements). During 2000, our capital expenditures and payments on capital leases totaled $200,074. These expenditures and payments on expenditures were $26,561 during 1999. As we continue to grow, we expect to expand our infrastructure by increasing our capital expenditures and leases. We expect these expenditures will represent a smaller percentage of sales as our sales volume grows.

     Since inception, we have incurred significant losses and, as of December 31, 2000, had an accumulated deficit of 8,422,736.$9,970,307. We expect operating losses and negative cash flow to continue through at least the second quarter of 2001. We expect to incur additional costs and expenses related to:

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

     RESULTS OF OPERATIONS. The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:

                                            Year ended
                                            December  31,
                                          -------------
                                         2000      1999
                                        -----     -----
Total revenue ......................    100.0%    100.0%
Cost of sales ......................    115.2      95.3
                                        -----     -----
Gross margin .......................    (15.2)      4.7
Selling, general and administrative     483.4      34.5
                                        -----     -----
Operating loss .....................   (498.6)    (29.8)
Interest income (expense)  .........     (8.7)     (5.8)
                                        -----     -----
Net loss before extraordinary loss .   (507.3)    (35.6)
Other Comprehensive Loss ...........     (2.6)      --
                                        -----     -----
Comprehensive Loss .................   (509.9)%   (35.6)%
                                        =====     =====


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

     REVENUE. Revenue increased to $1,796,897 for the year ended December 31, 2000 from $1,575,826 million for 1999 as a result of the growth of our network and retail customer base. This represents a 38% 14% increase over 1999 as a result of this growth.

COST OF SALES. Cost of Sales. Cost of sales consists primarily of the costs of termination of long distance traffic over our networks and the wholesale cost of products purchased for resale by us. Cost of sales increased to $2,069,574 (including $461,743 of depreciation) for the year ended December 31, 2000 from $1,502,036 (including $113,333 of depreciation) for 1999. This $567,538 increase was primarily attributable to our increased sales volume in both retail and wholesale. Gross profit was (15%) in 2000 compared to a gross profit of 5% in 1999. This 20% decrease was primarily attributable to an increase of depreciation due to the expansion of our VoIP network. We expect the dollar amount of cost of sales to increase in future periods to the extent that our sales volume increases.

Selling, General and Administrative. Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. Selling, general and administrative expenses increased to $ 8,686,191 for 2000 from $543,896 for 1999. These expenses for 2000 included a non-cash charge of $ 6,293,205 for the value of stock issued at fair market value to officers and directors for compensation ($ 1,754,884) and to various consultants for services ($4,538,321) (see Note 8 to Notes To Consolidated Financial Statements). Non-cash depreciation and amortization expense increased to $1,212,867 from $113,333in 1999 as a result of the Whoofnet.com and 2Sendit.com acquisitions. Excluding these non-cash items, selling, general and administrative expenses increased to $1,180,119 in 2000, from $543,896 in 1999. This increase is attributable to including Whoofnet.com and 2Sendit.com's selling, general and administrative expenses from the date of acquisition. Selling, general and administrative expenses are expected to decrease as a percentage of revenue in future periods because our existing company infrastructure will allow increases in revenues without having to incrementally add overhead. However, we expect these expenses to increase in absolute dollars as we continue to pursue advertising and marketing efforts, expand our network termination locations worldwide, expand our staff and incur additional costs related to the growth of our business and being a public company.

     Other Expenses. Other expenses consist of a $156,630 of interest expense in 2000 from $90,654 in 1999. The increase is primarily due to additional capital lease obligations.

    Net Loss. We incurred a net loss of $9,115,498 for the year ended December 31, 2000 as compared to $560,760 for 1999. The net loss for 2000 was affected by non-cash charges of $ 6,293,205, non-cash depreciation and amortization charges of $1,212,867 and interest expense of $156,630, as described above.

     Income Taxes. As of December 31, 2000, we had approximately $9,970,000 of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2011. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carry forwards, because of uncertainty regarding its future reliability. Limitations on the utilization of these carry forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended, as a result of changes in the ownership or our common stock.

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

Liquidity and Financial Position

As of December 31, 2000, we had approximately $67,410 of cash and cash equivalents. As of that date, our principal commitments consisted of obligations under leases and contracts for long distance transmissions.

Net cash used in operating activities was $723,441 for the year ended December 31, 2000 and $31,246 in 1999. Net cash used in operating activities for 2000 and 1999 primarily consisted of net operating losses as well as increases in other assets, offset by depreciation and amortization, non-cash charges for stock issued for services and compensation, increases in accounts payable, accrued expenses and accrued interest.

Net cash from (used in) investing activities consists of additions to property and equipment, including computer equipment, cash from acquisitions, fax equipment and internet gateways for voice over the Internet transmission. Net cash from (used in) investing activities was $103,002 for the year ended December 31, 2000 and $(26,651) in 1999.

Net cash provided by (used in) financing activities was $676,368 for the year ended December 31, 2000 and $(49,115) for 1999. Net cash used in financing activities for 2000 was impacted by an increase in stockholder loans and proceeds from the issuance of common stock.

iDial currently is in the process of raising the necessary capital for continuing its growth through the following activities:

     1. Bank Loan - we expect to close on a facility that provides the necessary capital for continuing operations. Negotiations are currently taking place to secure the loan.

     2. Acquisition - We will pursue acquisition opportunities to rapidly expand its revenue and profits. This will also strengthen our cash flow and operating position.

     3. Financing - We continue to seek additional debt or equity sales from time to time.

In July 2001, we issued an 8% convertible note in the principal amount of $750,000 to an unrelated investor, Laurus Master Fund, Ltd. Net proceeds of $610,750 (after legal fees of $61,500, a fund managers fee of $75,000 and other expenses of $3250) is being used to fund working capital and expansion.

The company commenced a review of its operations in January 2001 and instituted a program to consolidate the operations and reduce or eliminate redundant and certain other costs. Included in such costs are the expenses related to office facilities (approximately $14,000 per month), internet charges and telephone line expenses (approximately $4,000 per month), and the elimination of outsource mail server costs (approximately $25,000 per month). In addition, the company reduced payroll and related fringe benefits costs (approximately $12,000 per month) and renegotiated its carrier agreement in June 2001 to reduce the related costs 14%.

 The company believes that the current cash on hand is sufficient to allow the company to sustain its current operations. However, without additional funding of $1,000,000, the company believes that it will not generate net income during fiscal year 2002. As described above, the company is discussing the possibility of additional financing. The company also anticipates quarterly revenue of $1,300,000 or more on a going forward basis, which will allow the company's cash flow to improve.

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

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, have a material effect on the Company's consolidated financial position, results of operations or cash flows except for the effect of adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which effect has not yet been determined. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will be adopting the provisions of this new standard beginning with the first quarter of 2002.

During June 2001 SFAS No. 141, "Business Combinations" ("SFAS No. 141") was released. This standard addresses financial accounting and reporting for business combinations. All b,usiness combinations within the scope of SFAS 141 are to be accounted for using one method - the purchase method. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling - of - interests method for those business combinations is prohibited. It also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.


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

     Since inception, we have incurred operating losses, and as of December 31, 2000, we had an accumulated deficit of $9,970,307. We incurred net losses from operations of $9,115,498 and $560,760 for the fiscal years ended December 31, 2000 and 1999, respectively.

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

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In February 2001, we terminated our relationship with Ehrhardt Keefe Steiner & Hottman, P.C. as our principal accountant. See our Form 8-K dated August 2, 2001. The decision to change accountants was approved by our Board of Directors.

     Neither of the reports of Ehrhardt Keefe Steiner & Hottman, P.C. on our financial statements for each of the past two fiscal years ended December 31, 1998 and 1999, contained an adverse opinion or disclaimer of opinion. Their reports were modified for going concern uncertainty. There were no modifications to these reports as a result of audit scope or accounting principles. There were no disagreements with Ehrhardt Keefe Steiner & Hottman, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the subsequent interim period through February 2001, which, if not resolved to Ehrhardt Keefe Steiner & Hottman, P.C.'s satisfaction, would have caused Ehrhardt Keefe Steiner & Hottman, P.C. to make reference to the subject matter of the disagreement(s) in connection with its reports.

     We have appointed Kenneth Lieberman C.P.A. PA, 9690 West Sample Road, Suite 202, Coral Springs, Florida 33065.

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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



                                                                                   Month and Year
                                                                                   First Elected
            Name                 Age           Position With the Company            or Appointed

Mark T. Wood                     40     Chairman of the Board, Chief Executive        January 2000
                                        Officer, President & Secretary
Carl K. Battie                   44     Vice Chairman                                  August 2000
Klaus Scholz                     50     Chief Operating Officer, Treasurer  and       January 2000
                                        Director
Edward J. Janusz                 52     Director                                      January 2000
Gerald Lesher                    62     Director                                       August 2000
Thomas G. Seifert, CFO           29     Chief Financial Officer                         March 2001


     Mark T. Wood, Chairman of the Board. From 1996-1997, Mr. Wood was Vice President and General Manager of Loxcomm America, Inc. From 1995-1996, Mr. Wood was the Chief Operating Officer of WorldQuest Networks. From 1992-1995, Mr. Wood was the Vice President of International Sales at Intellical, Inc.

     Carl K. Battie, Vice Chairman. Mr. Battie's skills as an achievement-oriented business professional experienced in strategic traditional marketing, sales and public relations encompass the past 24 years. Mr. Battie consistently identifies and capitalizes upon new product/business opportunities resulting in increased revenue, expanded market penetration and dominant market share. Mr. Battie also specializes in developing cross promotion platforms integrating current business relationship models as well as bringing in new partners for maximizing expansion and exposure. Through entrepreneurial initiative, Mr. Battie has developed and executed many large comprehensive sales and marketing programs. Most of his clients include large national and multi-national companies in the United Kingdom such as British Gas, London Electricity, Easter Electricity, ACC Telecom (part of AT&T) and BUPA, the largest private healthcare provider in the United Kingdom.

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

     Edward J. Janusz, Director. Mr. Janusz is a seasoned sales and operations executive serving the Company as a Director. Since 1997, Mr. Janusz has been the Vice President of Cap Gemini, a leading worldwide IT consulting firm serving Fortune 500 companies.

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

     Thomas G. Seifert, CFO. Mr. Seifert is a graduate of Colorado State University and graduated with a Bachelor's of Science in Finance with a minor in Accounting. Mr. Seifert has worked as the controller for Integrated Telephony Products, Inc., as well as controller for Mountain Vacations, Inc. and assisted with the sale of each company to a publicly trading company. He was also a cofounder of 2Sendit.com, Inc.

     Directors are elected and serve for a term of two years or until a successor is duly elected, unless the office is vacated in accordance with our Articles of Incorporation. The directors have served in their respective capacities since their election or appointment and will serve until the next election of directors. The executive officers are appointed by the Board of Directors to serve until the earlier of their resignation or removal with or without cause by the directors.

     There are no family relationships between any directors or executive officers.

CHANGE OF COMPANY'S CFO: RECENT EVENT. We received and accepted the resignation of our Chief Financial Officer, Louis Sopov, effective March 21, 2001. We promoted our controller, Thomas G. Seifert, to the position of CFO effective March 26, 2001.

                         ITEM 10. EXECUTIVE COMPENSATION

     The following table is a summary of the compensation paid to our Chief Executive Officer and each executive officer that earned over $100,000 in total salary and bonus for each of our three most recently completed fiscal years.


                           SUMMARY COMPENSATION TABLE

                                                                                          Long Term
                                             Annual Compensation                     Compensation Awards
                                                                                       Securities Under
                                                                                           Options
  Name and Principal                                               Other Annual          Granted/SARs           All Other
                    -
        Position          Year       Salary($)  Bonus($)         Compensation ($)        Granted (#)         Compensation ($)
        --------          ----       ---------  --------         ----------------        -----------         ----------------

Mark T. Wood,* Chief       2000        Nil           Nil                Nil                  Nil                   Nil
Executive Officer          1999        Nil           Nil                Nil                  Nil                   Nil
                           1998        Nil           Nil                Nil                  Nil                   Nil


     We have never issued stock appreciation rights.

     We did not issue options in the last fiscal year.

     None of our officers exercised any options in the last fiscal year.

     * We have not had the resources to compensate Mark T. Wood for his services as our Chief Executive Officer.

      ITEM 11.  SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS AND 5% OWNERS.

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


NAME AND ADDRESS OF BENEFICIAL OWNER. .  AMOUNT      PERCENTAGE OF
                                         OWNERSHIP
-------------------------------------------------------------------
Mark T. Wood, Chairman of the Board . .  18,100,000           20.7%
19009 Preston Road, Suite 215 PMB #236
Dallas, TX  75252
-------------------------------------------------------------------
Carl K. Battie, Vice Chairman
7771 W. Oakland Park Blvd, Suite 217
Sunrise, FL  33351. . . . . . . . . . .  13,100,000             15%
-------------------------------------------------------------------
Klaus Scholz, Director and COO. . . . .   3,040,000            3.5%
19019 Preston Road, Suite 616
Dallas, TX  75252
-------------------------------------------------------------------
Thomas G. Seifert . . . . . . . . . . .   1,463,204            1.7%
1211 S. Parker Road, Suite 201
Denver, CO  80231
-------------------------------------------------------------------
Edward J. Janusz, Director. . . . . . .     100,000            .01%
7 Lacewing Place
The Woodlands, TX
-------------------------------------------------------------------
Gerald Lesher . . . . . . . . . . . . .   1,200,000            1.4%
1555 Palm Beach Lakes Blvd., Suite 1510
West Palm Beach, FL  33404
-------------------------------------------------------------------
All Directors and Officers Total. . . .  37,003,204           42.5%
-------------------------------------------------------------------
George V. Stein . . . . . . . . . . . .   5,000,000            5.7%
1640 E. Layton
Englewood, CO  80110
-------------------------------------------------------------------
Lynn Lasarow. . . . . . . . . . . . . .   4,000,000            4.6%
18 Tobacco Road
Weston, CT  06883
-------------------------------------------------------------------
David Lifson. . . . . . . . . . . . . .   7,054,710            8.1%
1930 Young Street, Box 1182
Toronto, Ontario
CANADA
-------------------------------------------------------------------
Total Shares Issued and Outstanding . .  87,144,454            100%
-------------------------------------------------------------------

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have entered into the following related transactions with our directors, officers, or affiliates:

     Mauricio Vega, a shareholder of the Company, loaned the Company $100,000 on June 22, 2000.

     Mark Wood, the Company's Chairman of the Board, loaned the Company a total of $1,232,797 in various loans from December 31, 1999 through December 2000.

     Karl Rodriguez, a shareholder of the Company, loaned the Company $44,820.50 on May 27, 2000.

     Charmon Malhotra, a shareholder of the Company, loaned the Company $7,500 on July 18, 2000.

     Carl Battie, the Company's Vice Chairman of the Board, loaned the Company $242,043.10 in various loans from September 14, 2000 through December 13, 2000.


   ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A) FINANCIAL STATEMENTS. Audited Financial Statements: for the years ended December 31, 2000 and 1999. See Exhibit FK-00.

 (B)  FORM  8-K  REPORTS.

CHANGE OF COMPANY S AUDITOR. The Company changed it s independent auditors from Enrhardt, Keefe, Steiner & Hottman, 7079 E. Tufs Ave., Suite 400, Denver, Colorado 80237-24843 to Kenneth Lieberman C.P.A. PA, 9690 West Sample Road, Suite 202, Coral Springs, Florida 33065. There has been no disagreement with any auditor about any item.

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



                                   SIGNATURES

     In accordance Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 28, 2001

IDIAL NETWORKS, INC.


By /s/ Mark T. Wood
----------------------------------------
       Mark T. Wood, President,
       Chief Executive Officer and Chairman

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


By /s/ Mark T. Wood                               Chairman of the Board and CEO              Date: November 28, 2001
Mark T. Wood

By /s/  Carl K. Battie                            Vice Chairman of the Board                 Date: November 28, 2001
Carl K. Battie

By /s/ Klaus Scholz                               Chief Operating Officer and Director       Date: November 28, 2001
Klaus Scholz

By /s/ Edward Janusz                              Director                                   Date: November 28, 2001
Edward Janusz

By /s/ Gerald Lesher                              Director                                   Date: November 28, 2001
Gerald Lesherz

/s/ Thomas G. Seifert                             Principal Accounting Officer and Chief     Date: November 28, 2001
Thomas G. Seifert                                 Financial Officer


--------------------------------------------------------------------------------
                                  EXHIBIT FK-00

                          AUDITED FINANCIAL STATEMENTS:

                               FOR THE YEARS ENDED

                           DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                               IDIAL NETWORKS, INC

                                TABLE OF CONTENTS



          PAGE  2     -     AUDITORS  LETTER

          PAGE  3     -     BALANCE  SHEET

          PAGE  4     -     INCOME  STATEMENT

          PAGE  5     -     STATEMENT  OF  CHANGES  IN  CASH  FLOW

          PAGE  7     -     STOCKHOLDER'S  EQUITY

          PAGE  8     -     NOTES  TO  FINANCIAL  STATEMENTS

Kenneth Lieberman C.P.A., P.A.                                    (954) 971-8020
4400 W. Sample Road, Suite 216                                Fax (954) 971-1623
Coconut Creek,  FL. 33077




To the Board of Directors and Stockholders
IDial Networks, Inc.
The Woodlands, Texas


     We have audited the accompanying consolidated balance sheet of IDial Networks, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDial Networks, Inc and Subsidiaries as of December 31, 2000 and the results of their operations, and their cash flows for the period then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 13 to the consolidated financial statements, the consolidated financial statements have been restated to reflect the Company's change in its method of accounting for business combinations and to correct an error in the value assigned to common stock issued to consultants, officers and directors.

/s/ Kenneth Lieberman CPA<
Kenneth Lieberman CPA, PA.
Coconut Creek, Florida
July 19, 2001, except for Note 13, as to which the date is November 6, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders iDial Networks, Inc.
Dallas, Texas

     We have audited the accompanying balance sheet of iDial Networks, Inc as of December 31, 1999, and the related statements of operations, accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iDial Networks, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Those financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's history of operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                /s/ Ehrhardt Keefe Steiner & Hottman PC
                                    Ehrhardt Keefe Steiner & Hottman PC
March 6, 2000
Denver, Colorado

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31
                                                                    2000 (restated)         1999

                             Assets
Current assets
  Cash and cash equivalents                                             $ 67,410             $ 11,481
  Accounts receivable - trade                                             51,531               26,614
  Marketable securities                                                   31,200
  Other receivables                                                      105,000              100,000
  Inventory                                                               10,000
------------------------------------------------------------------------------------------------------
    Total current assets                                                 265,141              138,095
------------------------------------------------------------------------------------------------------
Fixed assets (net)                                                     2,576,928              255,587
------------------------------------------------------------------------------------------------------
  Notes Receivable
  Intangibles, net                                                     7,254,636              215,000
  Deposits                                                                52,618                8,855
------------------------------------------------------------------------------------------------------
    Total other assets                                                 7,307,254              223,855
------------------------------------------------------------------------------------------------------

Total assets                                                         $10,149,323            $ 617,537
======================================================================================================

        Liabilities and Stockholder's Equity (Deficiency)

Current liabilities
  Accounts payable                                                   $ 1,186,824            $ 347,445
  Advances from stockholder's                                                                 119,100
  Accrued consulting fees                                                                      55,000
  Accrued wages                                                                                25,000
  Accrued interest                                                        49,786
  Deferred revenue                                                        31,256
  Current portion of long-term debt                                      111,623               96,416
------------------------------------------------------------------------------------------------------
Total current liabilities                                              1,379,489              642,961
------------------------------------------------------------------------------------------------------

Long-term liabilities
  Advances from stockholder's & related parties                        1,624,103
  Notes Payable                                                           16,435               26,741
  Capital Leases Payable                                                  98,439              121,644
------------------------------------------------------------------------------------------------------
Total long-term liabilities                                            1,738,977              148,385
------------------------------------------------------------------------------------------------------
Total liabilities                                                      3,118,466              791,346
------------------------------------------------------------------------------------------------------

Commitments
Common stock, $.001 par value, 100,000,000 shares authorized,
87,144,454 shares issued and outstanding in 2001 and 2000,
37,085,000 shares issued and outstanding in 1999.                         87,144               37,085
Preferred Stock, no par value, 30,000,000 shares
authorized, no shares issued and outstanding.
Additional paid in capital                                            16,956,020              643,915
Accumulated deficit                                                   (9,970,307)            (854,809)
Accumulated other comprehensive income (loss)                            (42,000)
------------------------------------------------------------------------------------------------------
Stockholder's equity (deficiency)                                      7,030,857             (173,809)
------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity (deficiency)              $10,149,323            $ 617,537
======================================================================================================

     The accompanying notes and independent auditor's report should be red in conjunction with the consolidated financial statements

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the Years Ended December 31,
                                                                       2000 (restated)            1999

Sales                                                                    $ 1,796,897              $ 1,575,826
Cost of Sales (exclusive of depreciation)                                  1,607,831                1,388,703
Depreciation                                                                 461,743                  113,333
-------------------------------------------------------------------------------------------------------------
Gross Profit (Loss)                                                         (272,677)                  73,790

Selling, general and administrative expenses                               8,686,191                  543,896
-------------------------------------------------------------------------------------------------------------

Net operating loss                                                        (8,958,868)                (470,106)

Other expenses
  Interest expense                                                          (156,630)                 (90,654)
-------------------------------------------------------------------------------------------------------------

Net loss                                                                  (9,115,498)                (560,760)

Other comprehensive loss
  Unrealized loss on available-for-sale securities                           (42,000)

-------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                      $ (9,157,498)              $ (560,760)
==============================================================================================================

Net Loss Per Share                                                      $      (0.19)              $    (0.07)

Weighted Average per Common Share                                         48,479,304                7,744,452

Pro Forma Net Loss Per Share                                                 $ (0.19)                 $ (0.08)
==============================================================================================================

Pro Forma weighted average common and common potential shares             49,393,938               10,088,202
==============================================================================================================

     The accompanying notes and independent auditor's report should be red in conjunction with the consolidated financial statements

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 For the Years Ended December 31
                                                                  2000 (restated)        1999

Cash flow from operating activities
   Net loss                                                       $ (9,115,498)         $ (560,760)
Adjustments to reconcile net loss to net cash used
   in operating activities
    Writeoff of accrued interest                                                            60,000
    Stock issued for services                                        4,538,321              69,600
    Stock issued for compensation                                    1,754,884
    Write off of loan acquisition costs                                                     16,765
    Depreciation                                                       596,220             113,333
    Amortization                                                       616,647
Changes in assets and liabilities
    Accounts receivable                                                 (3,661)           (109,562)
    Other receivables                                                 (105,000)
    Inventory                                                           (8,000)
    Deposits                                                           (27,596)              2,154
    Accounts payable                                                 1,029,200             317,224
    Accrued expenses                                                   (30,214)             60,000
    Deferred revenue                                                    31,256
---------------------------------------------------------------------------------------------------
         Net cash used in operating activities                        (723,441)            (31,246)
---------------------------------------------------------------------------------------------------
Cash flow from investing activities:
    Purchase of property and equipment                                 (26,700)            (26,651)
    Acquisition of subsidiaries, net of cash acquired                  129,702
    Notes receivable                                                         -
---------------------------------------------------------------------------------------------------
       Net cash from (used in) investing activities                    103,002             (26,651)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities
    Proceeds from issuance of long term debt                                                35,000
    Payment of long term debt                                           (7,920)            (16,371)
    Stockholder loans                                                  757,662
    Proceeds from issuance of common stock                             100,000
    Net(repayment to) advances from members                                  -             (67,744)
    Payments of long term capital lease                               (173,374)
---------------------------------------------------------------------------------------------------
      Net cash provided from (used in) financing activities            676,368             (49,115)
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    55,929            (107,012)
Cash and cash equivalents beginning of period                           11,481             118,493
---------------------------------------------------------------------------------------------------
Cash and cash equivalents end of period                               $ 67,410            $ 11,481
===================================================================================================

     The accompanying notes and independent auditor's report should be red in conjunction with the consolidated financial statements

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Cash Flow Information:

                                                                    December 31
                                                                   2000 (restated)         1999

Cash paid during the year for:
  Interest                                                          $    156,630        $  30,654
  Income Taxes                                                                 -                -

Supplemental Schedule of noncash investing and financing activities:

Property and equipment acquired under capital lease obligations     $    117,544        $ 169,601

Issuance of common stock in connection with acquisition of
subsidiaries                                                        $ 10,068,959        $       -

Issuance of common stock by a stockholder for satisifaction of property and equipment obligations incurred by the Company
recorded as advances from stockholders and related parties          $    190,265        $       -

Issuance of common stock by a stockholder for satisifaction of obligations incurred by the Company in connection with services rendered to the Company recorded as advances from stockholders
and related parties                                                 $    557,076

During the year ended December 31, 1999, the Company transferred common stock effecting assets and liabilities as follows:

                           Description                               Fair Value

Acquisition of intangible assets in the form of a trade mark           $ 215,000

Issuance of  common stock in connection with the acquisition
of telephony equipment                                                   125,000

Issuance of common stock to settle the balance due of notes payable
related to the acquisition of computers and telephony equipment.         404,474

Forgiveness of accounts receivable in connection with stock
transactions                                                            (170,097)

Issuance of common stock in settlement of accrued interest related
to the notes listed above                                                 77,969

Issuance of common stock in connection with stock subscription
receivable                                                               100,000


     The accompanying notes and independent auditor's report should be red in conjunction with the consolidated financial statements

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                Woodcom International, Inc.
                                                  (prior to merger)                             Idial Networks,Inc.
                                                                                     (formerly Desert Springs Acquisition Corp.)

                                        Common stock                 Common Stock
                                        $.01 par value               $.001 par value                           Accumu-     Total
                                                       Additional                      Additional  Accumu-     lated       Stock-
                                                        paid-in                         paid-in    lated       Compre-     Holder's
                                        Shares  Amount   Capital    Shares     Amount   Capital    Deficit     hensive     Equity
                                                                                                               Income   (Deficiency)
                                                                                                               (Loss)

Balance, December 31, 1998              2,000  $ 20    $ 280                                       $  (294,049)          $ (293,749)
Exchange of all the outstanding
common stock of Woodcom
International, Inc.for common
stock of Idial Networks, Inc.
(formerly known as Desert
Acquisition Corp.) and the
related charge to retained
earnings to effect the
merger of the companies                (2,000)  (20)    (280)     36,015,000   $36,015     292,285                          328,000
Stock issued for retirement debt                                     170,000       170      55,930                           56,100
Stock issued for fixed assets                                        380,000       380     124,620                          125,000
Stock issued for intangible assets                                   500,000       500     164,500                          165,000
Stock issued for consulting services                                  20,000        20       6,580                            6,600
Net Loss                                                                                              (560,760)            (560,760)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                        37,085,000    37,085     643,915    (854,809)            (173,809)
Stock issued with acquistion
- Whoofnet.com, Inc.                                              19,787,000    19,787   8,080,213                        8,100,000
Stock issued with acquistion
- 2 Sendit.com, Inc.                                               8,399,994     8,400   1,960,559                        1,968,959
Stock issued to officers & directors                               5,908,460     5,908   1,748,976                        1,754,884
Stock issued for consulting services                              15,964,000    15,964   4,522,357                        4,538,321
Other comprehensive losses                                                                                      (42,000)    (42,000)
Net loss from operations                                                                            (9,115,498)          (9,115,498)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000 (restated)                             87,144,454    87,144  16,956,020  (9,970,307) (42,000)  7,030,857
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

     The accompanying notes and independent auditor's report should be red in conjunction with the consolidated financial statements

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Summary of Significant Accounting Policies and Principal Business Activity

Organization, Principal Business Activity and Principles of Consolidation

The consolidated financial statements include the accounts of Idial Networks, Inc., (Idial) and it's wholly owned subsidiaries, Whoofnet.com, Inc, (Whoofnet) and 2Sendit.Com, Inc. (2Sendit) (collectively the Company). All significant inter-company transactions and balances have been eliminated. (See note 8 for stock split).

The Company provides Internet-based services including voice telecommunication to customers around the world. The Company operates selected communication services, including phone cards and Internet enabled telephony. The Internet triggered calls combine the flexibility of a computer (on-line billing and call records) with the low tariffs of USA based carriers via calling centers or direct from home anywhere in the world.

Woodcomm, LLC was established in May 1997 in the state of Nevada and began commercial operations in June 1998 as a facilities-based wholesale provider of international long-distance telephone services into South East Asia from the United States. In April 1999, Woodcomm, LLC was reorganized changing from an LLC to a Nevada Corporation, Woodcomm International, Inc. (WCI).

In December 1999, Desert Springs Acquisition Corporation (Desert Springs), a Colorado corporation acquired all of the issued and outstanding common shares of WCI in exchange for 30,930,000 shares of common stock of Desert Springs. For financial reporting purposes, the business combination was accounted for as an additional capitalization of WCI (a reverse acquisition with WCI as the acquirer). WCI is considered the surviving entity. The historical financial statements prior to the merger are those of WCI. Desert Springs' only assets and liabilities consisted of a liability for $80,346, which was not assumed in the merger. The former shareholders of Desert Springs owned approximately 14% of the common stock after the merger.

In January 2000, Desert Springs moved its state of incorporation from Colorado (with 500,000,000 shares of common stock authorized, $.0001 par value) to Nevada (with 100,000,000 shares of common stock authorized, $.001 par value) and changed its name to Idial Networks, Inc. (a Nevada corporation).

On August 7, 2000, Idial acquired 100% of the stock of Whoofnet in exchange for the issuance of approximately 19.8 million shares of Idial common stock with a fair market value of $8,100,000. The acquisition was accounted for using the purchase method and accordingly the purchase price has been allocated to the assets acquired aggregating $2,479,365 and the liabilities assumed aggregating $ 104,353 based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired, totaling approximately $5.7 million, has been recorded as goodwill and is being amortized using the straight-line method over 5 years. The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition.

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Whoofnet is a next generation Internet Company designed for direct selling. The company was formed under the laws of Florida on March 6, 2000. The major product is an Internet portal for use by the general public. The Company has recently completed its field-testing and management plans to begin sales within the next several months. All costs associated with the startup phase of the organization has been expensed in the current period as per Statement of Position 98-5.

Whoofnet also formed 6 subsidiary Delaware Corporations between the months of March and May 2000, and 2 foreign subsidiary corporations for the operations of various aspects of its business.

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

     7) Whoofnet.Com AC is a Swedish corporation that was formed on January 16, 2001 subsequent to the year-end. The purpose is to act as the European call center for Whoofnet.Com. The Company received a $10,000,000 grant from the Swedish Government to provide the development and expansion of a telephone customer call center for the Swedish government..

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     8) Whoofstore.Com AB was formed on January 16, 2000 is also a Swedish corporation as a duty free sales center. Management estimates that the licenser granting the Company a tax-free status has a market value between $5 to 10 million US dollars.

As of the date of these financial statements none of the subsidiaries were active or funded.

On October 12, 2000 Idial acquired 100% of the stock of 2sendit in exchange for the issuance of approximately 8.4 million shares of Idial common stock with a fair market value of $1,968,959. The acquisition was accounted for using the purchase method and accordingly the purchase price has been allocated to the assets acquired aggregating $204,132 and the liabilities assumed aggregating $166,468 based on their estimated fair values at the date of acquisition. The excess of purchase price over their estimated fair value of the net assets acquired, totaling approximately $1.9 million, has been recorded as goodwill and is being amortized using the straight-line method over 5 years. The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition.

2sendit provides a marketing service by advertising the products and services through a variety of media with a primary focus on the use of fax mail, direct mail and email. In addition the company provides ancillary services, which include the sales of mailing lists, and consultation services.

The primary customer has been the investment market but the company has recently expanded its integration into the general business market.

The following summary, pro forma, unaudited data of the Company reflects the acquisitions of Whoofnet and 2Sendit as if they had occurred on January 1, 2000 and 1999, respectively:

                                                                  Pro forma (Unaudited)
                                                                  ---------------------
                                                                Fiscal                Fiscal
                                                                ------                ------
                                                                2000                  1999

Sales                                                         $2,173,583          $1,827,301

Net Loss                                                    ($11,035,991)        ($2,330,478)

Net Loss Per Common Share                                          ($.30)              ($.23)

Concentration of Credit Risk

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable. Additionally, the Company maintains cash balances in bank deposit accounts, which, at times, may exceed federally insured limits. During the year ended December 31, 1999, predominantly all of the Company's sales were generated from one company whose accounts receivable balance at December 31, 1999 aggregated $20,611 or 77% of total trade accounts receivable.

Cash and cash equivalents
             -

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

Marketable securities consist of common stock. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. By policy, the Company invests primarily in high-grade marketable securities. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of the Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities."

Management determines the appropriate classification of its investment in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Available-for-sale securities are carried at fair value with the unrealized gain and losses, net of tax, reported as a separate component of other comprehensive loss. The cost of investments sold is determined on the specific identification or the first-in-first-out method.

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

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost, equipment under capital leases are stated at the lower of fair market value or net present value of minimum lease payments at inception of the leases. Depreciation is computed using the straight-line method over the estimated useful lives or lease terms of the related assets.

Goodwill and Other Intangible Assets

Goodwill and other Intangible assets are amortized over 5 years using the straight line method and consist of trademarks aggregating $215,000 as of December 31, 1999 and net of accumulated amortization of $43,000 as of December 31, 2000. In addition, goodwill aggregating $7,656,283 as of December 31, 2000 arising from business acquisitions during the year ended December 31, 2000, accounted for under the purchase method, net of accumulated amortization of $1,339,275.

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

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At December 31, 1999 and 2000 the Company determined there was no impairment.

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

Net Loss Per Share and Pro forma Net Loss Per Share

The Company computes net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic earnings per share (EPS) is computed by dividing the net loss from operations for the period by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect is antidilutive.

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro forma net loss per share is calculated by dividing the pro forma net loss by the weighted average number of common shares outstanding. During July 2001, the Company issued a convertible note and warrants to acquire shares of the Company's common stock to the note holder (see Note 12). In accordance with SAB No. 98, the pro forma net loss per share has been presented to reflect the dilutive effect of the convertible note and related warrants. Pro forma net loss has been adjusted for interest expense on the convertible debt. For purposes of this computation shares of common stock and shares of common stock issuable upon the exercise of warrants to purchase common stock and conversion of debt to common stock have been included in the weighted average number of shares outstanding for all periods presented utilizing the treasury stock or if converted method, as appropriate.

In December 2000 the company issued a two-for-one stock split effected in the form of a 100% stock dividend. Previously reported shares have been retroactively restated (See note 8).

Reclassification

The consolidated statement of operations for the year ended December 31, 1999 has been reclassified to conform to the presentation for the year ended December 31, 2000.

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards, have a material effect on the Company's consolidated financial position, results of operations or cash flows except for the effect of adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which effect has not yet been determined. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will be adopting the provisions of this new standard beginning with the first quarter of 2002.

During June 2001 SFAS No. 141, "Business Combinations" ("SFAS No. 141") was released. This standard addresses financial accounting and reporting for business combinations. All business combinations within the scope of SFAS 141 are to be accounted for using one method - the purchase method. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling - of - interests method for those business combinations is prohibited. It also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Property and Equipment

Property and equipment consists of the following:

                                                   December 31,        Estimated
                                               2000        1999          Useful
                                                                         Life or
                                                                     term of lease
Telephony equipment .........              $  440,158   $  137,158      2 to 5 years
Computers and equipment .....                 729,714      277,893      5 years
Software ....................               1,996,614            -      3 years
Furniture & Fixtures ........                 159,876            -      5 years
                                           ----------   ------------
                                            3,326,362      415,051
Less accumulated depreciation              (  749,434)    (159,464)
                                           ----------   ------------
                                           $2,576,928  $   255,587
                                           ==========   ============

Property and equipment includes assets acquired under capital leases in the aggregate amount of $161,139 as of December 31, 1999 and $278,683 as of December 31, 2000 net of accumulated depreciation of $ 71,955, $164,849, respectively.

Note 3 - Marketable Securities

The following is a summary of available-for-sale securities:

                                       December 31, 2000

                            Cost           Fair          Gross
                                          Market        Unrealized
                                          Value          Loss
                           -------       -------        -------
Equity Securities          $73,200       $31,200        $42,000
                           =======       =======        =======

The Company's marketable securities were acquired in connection with the Whoofnet acquisition. There were no investments in marketable securities during the year ended December 31, 1999. The Company did not have any trading securities at December 31, 2000. There were no sales of available-for-sale securities during the year ended December 31, 2000. Accumulated other comprehensive income (loss) included in stockholder's equity (deficiency) includes an unrealized holding loss, net of related tax effect, on available-or-sale securities of $42,000.

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Long-Term Debt

Long-term debt consists of the following:                     December 31,
                                                           2000          1999
                                                           ----          ----
Capital leases with monthly installments
   totaling $3,295 at December 31, 2000
   and December 31, 1999, including
   interest at 23% per annum and expiring at
   various dates through August 2003.                  $   202,641   $213,025
Equipment note payable in monthly
   installments of $ 795 including
   interest at   12.9 % expiring May
   2003.                                                    23,856     31,776
Stockholder loans payable issued with
interest payable annually at 7% per annum.
(see note 5)                                             1,624,103
                                                       -----------   ---------
                                                         1,850,600     244,801
Less current portion                                       111,623      96,416
                                                       -----------   ---------
Long Term Debt                                          $1,738,977   $ 148,385
                                                        ==========   =========


Maturities of long-term debt as of December 31, 2000 are as follows:

                                               Long-Term         Capital
         Year Ending December 31,                 Debt           Leases           Total
         --------------------------------   --------------    -----------       --------------
                  2001                      $    7,421          $ 147,401         $ 154,822
                  2002                          12,588             63,606            76,194
                  2003                           3,847             44,194            48,041
                                            --------------    -----------       ------------
                                                23,856            255,201           279,057
         Less amount
         representing interest                                    (52,560)          (52,560)
                                            --------------    -----------       ------------
                                                23,856            202,641           226,497
         Less current portion                 (  7,421)          (104,202)         (111,623)
                                            --------------    -----------       ------------
                                               $16,435           $ 98,439         $ 114,874
                                            ==============    ===========       ============

Note 5 - Stockholder Loans Payable

The Company received loans from stockholders to fund operations. The loans are interest bearing at 7% per annum and are convertible at the option of the stockholders into restricted common stock at the current market price less 20% at the time of conversion. As of December 31, 1999 the loans from stockholders totaled $186,844 and as of December 31, 2000 totaled $1,624,103. The debt has been reclassified as long-term at December 31, 2000 since the stockholders had entered into an agreement during October, 2000 that requires the Company to convert the obligation into equity securities or to repay such obligation on January 15th 2002.

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Income Taxes

The tax effect of loss carry forwards and the valuation allowance that gives rise to deferred tax assets are as follows:

                                                    December 31,               December 31,
                                                       2000                       1999
                                                       ----                       -----

Net operating loss carry forwards                $1,501,846                     $128,221
Less valuation allowance                        ($1,501,846)                   ($128,221)
                                           -----------------------------------------------------
Deferred tax assets                              $    -0-                       $    -0-
                                           =====================================================

As of December 31, 2000, the Company had net operating loss carry forwards available to offset future taxable income of approximately $9,970,000, which expire in various years through 2015. Between December 1999 and December 2000 the Company completed a reverse merger and two acquisitions in exchange for common stock. Under section 382 of the Internal Revenue Code (the "Code") these activities effected an ownership change and thus may severely limit, on an accrual basis, the Company's ability to utilize its net operating loss carry forwards. The Company uses the lowest marginal U.S. corporate tax rate of 15% to determine deferred tax amounts and the related valuation allowance because the Company has had no taxable earnings through December 31, 2000.

The reconciliation of income tax benefit resulting from applying US federal statutory tax rates to pretax loss and the reported amount of income tax benefit is as follows:


                                                                          For the year ended
                                                                              December 31,
                                                                       2000                1999
----------------------------------------------------------------------------------------------------

Tax benefit at federal statutory rate of 15%                          $ 1,373,625             $84,114
Increases in valuation allowance                                      $(1,373,625)           ( 84,114)
                                                                      ---------            ----------
                                                                        $-0-                $ -0-
=====================================================================================================

For the year ended December 31, 2000, the Company and each of its' subsidiaries had losses. Idial, Whoofnet and 2Sendit each file their own tax return.

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 Commitments

         The Company leases office space and furniture and equipment under non-cancelable operating leases, which expire at various dates through July 2003.

         Rent expense charged to operation under the operating leases was $149,146 and $41,954 for the years ended December 31, 2000 and 1999, respectively

Future minimum obligations under the non-cancelable operating leases at December 31, 2000 are as follows:

December 31,  2001              -       $ 55,700
              2002              -         29,960
                                        ---------
              Total             -       $ 85,660
                                        =========

Note  8- Common Stock

As of January 1, 1999 the financial statements have been restated to reflect the recapitalization pursuant to the Desert Springs reverse merger transaction.

Effective December 15, 2000, the Company's Board of Directors approved a 2 for 1 stock split whereby the number of shares of outstanding common stock increased from 43,572,225 to 87,144,454. A total of $435,722 was reclassified from the Company's additional paid in capital account to the Company's common stock account. All share and per share amounts have been restated to retroactively reflect the stock split.

During December 1999, the stockholders of WCI were issued 22,770,000 shares of common stock in exchange for $165,000 of accrued wages. Additionally, various consultants were issued common stock in the amount of 7,860,000 shares in exchange for services of $63,000.00. The fair market value of the common stock on the date of these issuances was determined based on the consideration received, as that amount was more readily determinable and reliably measurable than the fair market value of the common stock transferred.

The following schedule details the stock issuances during the year ended December 31, 2000:

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Common Stock
------------------------------------------------------------------------------------------------------------------------------------
Transaction Date    Recipent                  Description                 Shares      Amount  Additional                    Price
                                                                                               Paid-in       Total        per share
------------------------------------------------------------------------------------------------------------------------------------
  08/07/00    Whoofnet.Com (4)      Corporate acquistion                  19,787,000  19,787   8,080,213      8,100,000      0.4094
  10/12/00    2Sendit (3)           Corporate acquistion                   8,399,994   8,400   1,960,559      1,968,959      0.2344
------------------------------------------------------------------------------------------------------------------------------------
                                                                          28,186,994  28,187  10,040,772     10,068,959
------------------------------------------------------------------------------------------------------------------------------------
  08/30/00    Carl Battie (2)       Director Compensation                    800,000     800     415,200        416,000      0.5200
  08/30/00    Supree Wanapun (2)    Director Compensation                     20,000      20      10,380         10,400      0.5200
  08/30/00    Klaus Scholz (2)      Employee Compensation                     40,000      40      20,760         20,800      0.5200
  08/30/00    Mark T Wood  (1)      Employee Compensation                    800,000     800     415,200        416,000      0.5200
  10/16/00    Mark T Wood  (1)      Employee Compensation                  4,000,000   4,000     756,000        760,000      0.1900
  09/25/00    Gerald Lesher (1)     Stock issued for consulting services      80,460      80      42,564         42,644      0.5300
  09/25/00    Kevin Wright (1)      Stock issued for consulting services      40,000      40      21,160         21,200      0.5300
  09/25/00    Supree Wanapun (1)    Stock issued for consulting services     128,000     128      67,712         67,840      0.5300
------------------------------------------------------------------------------------------------------------------------------------
                                                                           5,908,460   5,908   1,748,976      1,754,884
------------------------------------------------------------------------------------------------------------------------------------
  08/30/00    Charlie Macari        Stock issued for consulting services     836,734     837     434,265        435,102      0.5200
  08/30/00    Frank Katana          Stock issued for consulting services       5,160       5       2,678          2,683      0.5200
  08/30/00    Gary Hanson           Stock issued for consulting services       6,664       7       3,458          3,465      0.5200
  08/30/00    Ivana Servalle        Stock issued for consulting services         932       1         484            485      0.5200
  08/30/00    Jeannette Callahan    Stock issued for consulting services       1,904       2         988            990      0.5200
  08/30/00    Joe Spence            Stock issued for consulting services       2,704       3       1,403          1,406      0.5200
  09/25/00    Joseph Alloca         Stock issued for consulting services     128,000     128      67,712         67,840      0.5300
  09/25/00    Julie Crosby          Stock issued for consulting services     128,000     128      67,712         67,840      0.5300
  08/30/00    Karl E. Rodriguez     Stock issued for consulting services     120,000     120      62,280         62,400      0.5200
  09/25/00    Karl E. Rodriguez     Stock issued for consulting services     410,000     410     216,890        217,300      0.5300
  10/16/00    Karl E. Rodriguez     Stock issued for consulting services     500,000     500      94,500         95,000      0.1900
  09/25/00    Kenneth Lieberman     Stock issued for consulting services      80,000      80      42,320         42,400      0.5300
  10/16/00    Lanette J Seifert     Stock issued for consulting services     200,000     200      37,800         38,000      0.1900
  08/30/00    Lazo Sopov            Stock issued for consulting services      13,332      13       6,920          6,933      0.5200
  09/25/00    Louie Sopov           Stock issued for consulting services     120,000     120      63,480         63,600      0.5300
  08/30/00    Maribeth Callahan     Stock issued for consulting services       3,808       4       1,976          1,980      0.5200
  08/30/00    Mark Berman           Stock issued for consulting services       1,332       1         692            693      0.5200
  08/30/00    Mary Callahan         Stock issued for consulting services       1,904       2         988            990      0.5200
  09/25/00    Pamela Zelman         Stock issued for consulting services     800,000     800     423,200        424,000      0.5300
  10/16/00    Pamela Zelman         Stock issued for consulting services     800,000     800     151,200        152,000      0.1900
  09/25/00    Paulina Gidziela      Stock issued for consulting services      40,000      40      21,160         21,200      0.5300
  08/30/00    Richard Borrow        Stock issued for consulting services         664       1         344            345      0.5200
  10/16/00    Richard Borrow        Stock issued for consulting services   2,000,000   2,000     378,000        380,000      0.1900
  08/30/00    Ron Ardt              Stock issued for consulting services     140,000     140      72,660         72,800      0.5200
  09/25/00    Ron Ardt              Stock issued for consulting services     760,000     760     402,040        402,800      0.5300
  08/30/00    Sheba Berkovits       Stock issued for consulting services      13,332      13       6,920          6,933      0.5200
  08/30/00    Stan Majorum          Stock issued for consulting services     105,258     105      54,629         54,734      0.5200
  08/30/00    Tom Callahan          Stock issued for consulting services       1,904       2         988            990      0.5200
  08/30/00    Tom Schutte           Stock issued for consulting services       2,704       3       1,403          1,406      0.5200
  08/30/00    Valeria Servalle      Stock issued for consulting services       1,332       1         692            693      0.5200
  09/25/00    William Stocker       Stock issued for consulting services     410,000     410     216,890        217,300      0.5300
  09/25/00    Ziyon Shaky           Stock issued for consulting services     128,000     128      67,712         67,840      0.5300
  10/16/00    Charlie Macari        Stock issued for consulting services   4,000,000   4,000     756,000        760,000      0.1900
  09/25/00    Daffney Austin        Stock issued for consulting services     200,000     200     105,800        106,000      0.5300
  10/16/00    Daffney Austin        Stock issued for consulting services   2,000,000   2,000     378,000        380,000      0.1900
  08/30/00    David Schild          Stock issued for consulting services         332       0         173            173      0.5200
  10/16/00    David Schild          Stock issued for consulting services   2,000,000   2,000     378,000        380,000      0.1900
------------------------------------------------------------------------------------------------------------------------------------
                                                                          15,964,000  15,964   4,522,357      4,538,321
------------------------------------------------------------------------------------------------------------------------------------
              Total                                                       50,059,454  50,059  16,312,105     16,362,164
====================================================================================================================================

              (1) - Officers  and directors of  Idial.
              (2) - Directors of Idial
              (3) - Conversion ratio of Idial Stock for 2Sendit stock was 32.68:1
              (4) - Conversion ratio of Idial Stock for Whoofnet stock was 1:1
              (5) - All share and market value per share amount have been retroactively restated to reflect the stock split.

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 1999, subsequent to the reverse acquisition, the Company issued common shares in exchanged for debt to acquire various assets and in payment of consulting services. In December 1999, the fair market value of the common stock on the date of these issuances was determined to be $.33 based on the issuance of 300,000 common shares of stock for $100,000 in December 1999. The various stock transactions which occurred in December 1999 are as follows:

The Company issued 170,000 shares of common stock to an equipment vendor and customer in exchange for satisfaction of a note payable and related accrued interest totaling $482,443. This amount was netted with an accounts receivable balance due the Company which totaled $120,097. The related equipment's acquisition cost was reduced by approximately $306,000 as a result of this transaction.

The Company issued 500,000 shares of common stock in exchange for an intangible asset in connection with this transaction, the Company also settled an accounts receivable balance of $50,000. The fair value of the intangible assets was determined to be $215,000 and is reflected in the accompanying financial statements.

A consultant was granted 400,000 shares of common stock in exchange for equipment with a fair value of $125,000 and consulting services. The accompanying financial statements reflect $6,600 of consulting expense and the fair value of the equipment as a result of this transaction.

In December 1999, prior to the reverse merger, Idial agreed to transfer 300,000 share of common stock in exchange for $100,000. This amount was received in full in January 2000.

Note 9 - Segment information

The Company has three principal operating segments which are (1) providing Internet-based voice telecommunication to customers around the world, (2) providing a marketing service for various businesses and (3) marketing a next generation Internet Company designed for direct selling to the general public through an internet portal. These operating segments were based on the nature of the product and the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Companies chief executive officer and chief financial officer have been identified as the chief decision-makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flow of the respective segments.

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that there are two reportable segments (1) providing Internet-based voice telecommunication to customers around the world and (2) providing a marketing service for various businesses. The other segment was not reported because it does not meet any of the quantitative thresholds under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

The accounting policies of the segments are the same as those described in the Summary of significant accounting policies.

     The following table summarizes the Company's different reportable segments:

------------------------------------------------------------------------------------------------------------------------------------
                                                              Internet-Based
                                                        Voice Telecommunications  Marketing
                                                                                   Services       Other (a)     Total
------------------------------------------------------------------------------------------------------------------------------------
                                                            December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Net sales from external customers ...............................    1,728,562        66,965         1,370     1,796,897
Intersegment net sales ..........................................                                                   --
Gross profit (loss) .............................................     (323,408)       50,731                    (272,677)

Net operating loss ..............................................   (8,812,036)     (146,832)                 (8,958,868)
Interest expense ................................................      152,523           771         3,336       156,630
Depreciation and amortization ...................................      617,698        11,089       584,080     1,212,867
Total assets ....................................................      665,847       232,238     9,251,238    10,149,323
Capital expenditures ............................................      104,052        40,192       144,244
------------------------------------------------------------------------------------------------------------------------------------
                                                December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Net sales from external customers ...............................    1,575,826                                1,575,826
Intersegment net sales ..........................................                                                  --
Gross profit (loss) .............................................       73,790                                   73,790
Net operating loss ..............................................     (470,106)                                (470,106)
Interest expense ................................................       90,654                                   90,654
Depreciation and amortization ...................................      113,333                                  113,333
Total assets ....................................................      617,537                                  617,537
Capital expenditures ............................................      196,252                                  196,252
------------------------------------------------------------------------------------------------------------------------------------

     (a) Segment information below the quantitative thresholds are attributable to one business unit next generation internet services and corporate headquarters. Corporate headquarters include goodwill recorded as a result of the Whoofnet and 2Sendit acquisitions. (See note 1)

Note 10 - Other Comprehensive Income (Loss)

The pretax and after-tax effects of the components of other comprehensive income
(loss) for 2000 are as follows:

                                                     Pretax            Tax         After Tax
Unrealized holding loss on
   Available-for-sale securities                     $(42,000)         -0-           $(42,000)

                              IDIAL NETWORKS, INC.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Going Concern

The Company has suffered recurring losses from operations and has a working capital deficiency at December 31, 2000. The Company's financial statements have been prepared on the assumption that the Company will continue as a going concern. Management has instituted a cost reduction program that includes a reduction of labor and fringe benefit costs. In addition the Company has consolidated several of its operations, increased marketing efforts on its product lines, adjusted sales prices of certain products to bring them in line with costs and negotiated more favorable contracts to provide services at more efficient costs. As a result of these efforts management believes that profitability will be achieved in the near future. In addition, during July 2001 the Company issued a convertible note in the aggregate amount of $750,000 and warrants to acquire common stock to the convertible note holder (see note 12), to fund working capital and expansion. If the actions described above are not successful in achieving profitability or additional financing cannot be obtained, the Company would be materially and adversely affected and there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments necessary if the Company becomes unable to continue operations for any reason.

Note 12 - Subsequent Event

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

Note 13 - Restatement of Consolidated Financial Statements

         The consolidated financial statements for the year ended December 31, 2000 have been restated to reflect the company's change in its method of accounting for business combinations in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"). Pursuant to APB 16, the purchase method requires the reported income of an acquiring corporation include the operations of the acquired company after acquisition, based on the cost to the acquiring corporation. The consolidated financial statements have been restated to reflect the operating results of the Whoofnet and 2Sendit acquisitions from the respective dates of acquisition. The previously issued consolidated financial statements included in the company's registration statement on Form SB-2/A filed on August 2, 2001 included the operating results of Whoofnet for the period from March 6, 2000 (date of inception) to December 31, 2000 and 2 Sendit for the period from January 1, 2000 to December 31, 2000 in error. The effect of the correction on net loss for the year ended December 31, 2000 was a decrease in net loss of $930,732 or $.02 per share. In addition, the consolidated financial statements for the year ended Decemebr 31, 2000 included in the company's registration statement on Form SB-2 Amendment No. 2 filed on October 12, 2001 have been restated to reflect a correction in the computation of goodwill in the amount of $276,476, a correction of the computation of amortization of goodwill of ($165,488) and a correction in the value assigned to common stock issued to consultants, officers and directors (see Note 8) to recognize approxitmate fair market value. The effect of such corrections on net loss for the year ended December 31, 2000 was an increase in net loss pf $2,579,102 or $.05 per share.