Form 10KSB/A
period 2000-12-31
IDIAL NETWORKS INC
filed 2002-02-01
CIK 810932

                                 FORM 10-KSB/A2

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                       Commission File Number: 33-12029-D

                      for the year ended December 31, 2000

                              IDIAL NETWORKS, INC.

                                    formerly
                        Desert Springs Acquisitions, Inc.

                    Nevada                          75-2863583
      (Jurisdiction of Incorporation)   (I.R.S. Employer  Identification No.)

1211 S. Park Road, Suite 215, Denver, CO                     80231
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (954) 351-9860

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

                       Exhibit Index is found on page 35.

Introduction

PART I

Item  1.  Description of Business.
      (a)  Historical  Information
      (b)  Our Business

Item  2.  Description  of  Property

Item  3.  Legal  Proceedings

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters
      (a)  Market  Information
      (b)  Holders
      (c)  Dividends
      (d)  Sales  of  Unregistered  Common  Stock  2000

Item  6.  Managements  Discussion  and  Analysis  or  Plan of Operation

Item  7.  Financial  Statements

Item  8.  Changes  in  and  Disagreements  with  Accountants on  Accounting  and  Financial  Disclosure

Item  9.  Security  Ownership  of  Officers and Directors and 5% Owners

Item  10.  Directors  and  Executive  Officers,  Promoters  and Control
           Persons; Compliance with Section 16(a) of the Exchange Act.

Item  11.  Executive  Compensation

Item  12.  Certain  Relationships  and  Related  Transactions

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a)  Financial  Statements
      (b)  Form  8-K  Reports

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
(WCI). In December 1999, Desert Springs Acquisition Corporation (Desert Springs)
acquired all of the issued and outstanding  common shares of WCI in exchange for
30,903,000  shares of common stock of Desert  Springs.  For financial  reporting
purposes,   the  business   combination  was  accounted  for  as  an  additional
capitalization of the Company (a reverse  acquisition with WCI as the acquirer).
WCI is considered  the surviving  entity.  The historical  financial  statements prior to the merger are those of WCI. Desert Springs only assets and liabilities consisted of a liability for $80,346.  The  liabilities  were not assumed in the merger.

     In January  2000,  Desert  Springs  moved its state of  incorporation  to
Nevada  by  merger  of  the   Colorado   Corporation   with  and  into   iDial
Networks,  Inc.  (a  Nevada  corporation).   Our  administrative  offices  are
     located at 7771 W. Oakland Park Blvd, Suite 217, Sunrise, and FL 33351. Our
telephone number is (954) 578-5333 and our website can be found at
www.idialnetworks.com.   The  information  on  our  website  is  not  part  of
this  Form  10-KSB.

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
During 2000 we decided to change our  business  model from a  telephony  service provider only to that of a diversified  product  sales  company.  As part of our change in business model, in August 2000, we company  acquired 100% of the stock
of  Whoofnet.com,   Inc.   (Whoofnet.com)   In  exchange  for  the  issuance  of
approximately  19.8 million new investment shares of common stock.  Whoofnet.com is a next generation Internet Company designed for direct selling.  That company was formed under the laws of Florida on March 6, 2000.  Its major  product is an
Internet  portal  for use by the  general  public.  That  Company  has  recently completed its  field-testing and Management plans to begin sales within the next several months.  All costs associated with the startup phase of the organization have been expensed in the current period as per Statement of Position 98-5.

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

     4) Whoofmall,  Inc.  will provide a shopping mall on the Internet,  whereby other vendors can advertise and sell their  products to the general  public.  It will receive its revenue  through various  services  offered to the vendor s who are participating in the mall. It was organized May 2000.

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

     In November  2000,  we acquired 100% of the stock of  2sendit.com,  Inc. in
Exchange for the issuance of approximately  8.4 million new investment shares of the common stock of the  Company.  2sendit.com  provides a marketing  service by advertising the products and services  through a variety of media with a primary focus on the use of fax mail, and email.  With fax and email servers  located in
Dallas, TX and Denver CO,  2sendit.com is able to offer high capacity,  low cost services. In addition that company maintains a small company attitude,  allowing it to assist other small companies in need of our services.

     On November 15, 2000 we declared a 2 for 1 forward split of the outstanding shares of our common stock.

(B) OUR BUSINESS.  iDial Networks is an established Application Service Provider
(ASP) of Internet Protocol and Wireless Application Protocol  (WAP)technologies.
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

                        ITEM 2. DESCRIPTION OF PROPERTY.

     We maintain our administrative  offices at 10800 E Bethany Drive, Suite 380
Denver,  CO.  80014.  The  facilities  are used by our wholly  owned  subsidiary
Whoofnet.com  2Sendit.com.  The office site is  approximately  1,500 square feet where the rental is  approximately  $1,340 per month. The facility is leased for two years ending  September  30, 2003.  We maintain a facility of  approximately
1,000 square feet at 5825 Sunset Blvd., Suite 116, Hollywood, CA 90028. The rent for  this  facility  is  approximately  $925  per  month  and  is  leased  on  a month-by-month  basis. We maintain a facility at 1211 S. Parker Road, Suite 203,
Denver,  CO  80231  for use by our  wholly  owned  subsidiary  2sendit.com.  The facility is approximately  2,300 square feet. The rent is  approximately  $2,500 per month.  The lease expires in August 2001. We maintain a facility in Colombo,
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

     Of the Company s issued and outstanding  87,144,454  shares of Common Stock
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

     Our Common Stock is quoted  Over-The-Counter on the Bulletin Board (OTCBB).
The Company's trading symbol is IDNW.

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

     Since inception,  we have incurred  significant  losses and, as of December
31, 2000, had an accumulated  deficit of $9,970,307.  We expect operating losses and negative cash flow to continue  through at least the second quarter of 2001.
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

                                           Year ended
                                          December  31,
                                         --------------
                                          2000     1999
                                         -----     ----
Total revenue. . . . . . . . . . . .     100.0%   100.0%
Cost of sales. . . . . . . . . . . .     115.2     95.3
                                         -----     ----

Gross margin . . . . . . . . . . . .     (15.2)     4.7
Selling, general and administrative.     483.4     34.5
                                         -----     ----

Operating loss . . . . . . . . . . .    (498.6)   (29.8)
Interest income (expense). . . . . .    (8.7)   (5.8)
                                        -------   ------

Net loss before extraordinary loss .    (507.3)   (35.6)
Other Comprehensive Loss                (2.6)      -
                                        ------    -----

Comprehensive Loss . . . . . . . . .    (509.9)%  (35.6)%
                                        ======    =====

Year  Ended  December  31,  2000  Compared  to  Year  Ended  December  31, 1999.

     REVENUE.  Revenue  increased to $1,796,897  for the year ended December 31,
2000 from  $1,575,826  million for 1999 as a result of the growth of our network and retail  customer base.  This represents a 14% increase over 1999 as a result of this growth.

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

The Company has a dispute with one of its telecommunication carriers. During the third quarter,  the Company entered into an initial  promissory note of $436,920 and through  December 31, 2000 had paid $109,230  against the note.  The carrier was notified of a  discrepancy  in billed rates and that they were  overcharging the  company.  In an effort to fixed this problem , payments  continued  through
December  2000,  but  with  no rate  remedy  in the  near  future,  the  company discontinued payments in January 2001 and has since received a Letter of Default for the remaining balance due. The Company is seeking legal advice on filing for a legal  remedy  against  the  carrier to honor  contracted  rates.  The Company believes  the rates were  between 20% and 30% too high.  The Company has taken a conservative approach and has recorded the full liability in the books.

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

                                  RISK FACTORS

     You  should  carefully  consider  the  following  factors  as well as other information  contained in this prospectus before deciding to invest in shares of our securities.

Risks Relating to our Business:

We have a history of losses, which may continue, requiring us to seek additional sources of capital, which may not be available, requiring us to curtail or cease operations.

     We incurred net losses from  operations of $9,115,498  and $560,760 for the fiscal years ended December 31, 2000 and 1999, respectively.  For the six months ended June 30, 2001, we incurred a net loss of $2,457,711.  We cannot assure you that we can achieve or sustain  profitability  on a quarterly or annual basis in the future.  If revenues  grow more slowly than we  anticipate,  or if operating expenses  exceed our  expectations  or cannot be adjusted  accordingly,  we will continue  to incur  losses.  In  addition,  we may require  additional  funds to sustain and expand our sales and marketing activities, research and development, and our strategic alliances,  particularly if a well-financed competitor emerges or if there is a rapid technological shift in the  telecommunications  industry.
There can be no  assurance  that  financing  will be  available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

The  Telecommunications  And Internet Telephony Markets Are Highly Competitive
And Our Failure To Compete Effectively Could Result in Additional Losses.

     With  respect  to  prepaid  calling  cards,  we  compete  with the  largest telecommunications  providers in the United States, as well as smaller, emerging carriers.  We may also  compete  with large  operators  in other  countries.  An increasing number of large,  well-capitalized  companies are entering the market for Internet telephony products and services. These competitors include a number of  companies  that  have  introduced  services  that  make  Internet  telephony
solutions  available  to  businesses  and  consumers,   and  that  permit  voice
communications  over the Internet.  Many of our  competitors  are  substantially larger  and  have  greater  financial,  technical,  engineering,  personnel  and marketing resources,  longer operating  histories,  greater name recognition and larger customer bases than we do.  Competition  from existing or new competitors could reduce our revenues from the sale of our virtual prepaid calling cards and other  services.  A general  decrease  in  telecommunication  rates  charged  by international  long distance  carriers could also have a negative  effect on our operations. Our ability to compete also depends on our ability to anticipate and
adapt   to   rapid   technological   and   other   changes   occurring   in  the
telecommunications  industry. We may not be able to compete successfully against current or future  competitors,  and competitive  pressures could  significantly harm us, resulting in more significant financial losses.

We Have  Experienced  Delays  In  Upgrading  Our  Platforms  In The Past And May
Experience Delays In The Future.

     In the past, we have  experienced  delays when we have tried to upgrade our platform.  If there are  significant  delays when  upgrading our platform in the future  with  respect  to  developing  new  products,  we may elect to abandon a potential  product or service in favor of one that can be timely  developed on a cost  effective  basis.  There  can be no  assurances  that we can  successfully develop the software to enable us to offer new  products or  services.  This may lead to losses  incurred  from  abandoning  a product  or  service  that we have previously expended money to develop.

If we are not  able to  identify,  develop,  assemble,  market  or  support  our products successfully or respond effectively to technological changes or product announcements by competitors, we may not remain competitive.

     Rapidly changing technology and new product introductions  characterize the markets for our products.  Accordingly,  we believe that our future success will depend on our ability to enhance our existing products and to develop or procure and introduce in a timely fashion new products that achieve  market  acceptance.
We  cannot  assure  you  that we will be  able to  identify,  develop,  procure, assemble, market or support our products successfully or that we will be able to respond  effectively  to  technological  changes  or  product  announcements  by competitors.

We Rely On Third Party Contracts For Our Operations

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

     We depend on Internet  service  providers to provide  Internet access to us and our customers.  Our local terminating parties in foreign countries also rely on  local  Internet  service  providers  for  access  to the  Internet  in their countries.  If we lost our connection with our Internet  service  providers,  we could not sell our virtual calling cards through our website,  and web initiated
calls  could  not  be  made  by  our   customers,   until  the   connection  was
reestablished.  If a local  terminating  party in a  foreign  country  loses its
Internet  connection,  we  could  not  route  calls  over the  Internet  to that destination until the connection was  reestablished.  These failures could cause us to lose customers and our ability to sell virtual calling cards and telephone services would be affected.

     In addition, we rely on suppliers for our Internet storefront. There can be no assurance that any relationship  between the Company and any such third party will continue to be  beneficial  to the Company.  There can also be no assurance that the third  parties  will  continue  to produce  products in the future that retain their current level of market acceptance, that the products will continue to be available in adequate  quantities at the times  required by the Company or that such third party products will not contain  defects or errors.  The Company may  experience  lost  revenues  due to the third  party's  delay in  correcting defects in their products, delay in getting an adequate supply of their products to the Company, or from any resulting loss of market share.

Our Failure To Comply With Government Regulations Relating To The Internet Could
Harm Our Operations

     Uncertainties  regarding the  applicability  of foreign,  federal and state laws and  regulations  to the Internet may result in our violation of these laws and regulations. Our failure to comply with the laws and governmental regulatory requirements  may result in, among other  things,  indemnification  liability to business customers and others doing business with us, administrative enforcement actions and fines,  and civil and criminal  liability.  The occurrence of one or more of these events could  materially harm our business,  results of operations and financial condition.

     The parties conducting  business with us may be subject to similar foreign, federal and state regulation.  These parties act as independent  contractors and not as our  agents  in their  solicitations  and  transactions  with  consumers.
Consequently,  we cannot ensure that these entities will comply with  applicable laws and regulations at all times. Failure on the part of a business customer to comply with these laws or  regulations  could  result in,  among  other  things, claims of  vicarious  liability  or a  negative  impact on our  reputation.  The occurrence  of one or more of these events could  materially  harm our business, results of operations, and financial condition.

We May Face Risks If New Laws Or Government  Regulations  Regarding The Internet
Are Enacted

The laws  relating to our  business  and  operations  are evolving and few clear legal  precedents  have been  established.  Most of the laws governing  Internet transactions have not been substantially revised or updated to fully accommodate electronic  commerce.  Moreover,  it may take years to  determine  the extent to which existing laws relating to issues such as intellectual  property  ownership and infringement  and personal  privacy are applicable to the Internet.  Many of these  laws  were  adopted  prior to the  advent  of the  Internet  and  related technologies  and, as a result,  do not contemplate or address the unique issues of  the  Internet  and  related  technologies.  Until  these  laws,  rules,  and regulations are revised to clarify their applicability to transactions conducted through electronic commerce,  particularly content,  marketing,  advertising and taxation related to Internet operations,  any company providing services through the  Internet  or other  means  of  electronic  commerce  will  face  compliance uncertainty.  Further,  the adoption of new laws or the  application of existing laws may decrease the growth in the use of the  Internet.  These  results  could decrease  the demand for our  services or increase  our cost of doing  business, each of which would cause our revenues to decline and harm our business.

We Have  Tangible Net Worth  Deficit And A  Going-Concern  Qualification  In Our
Certifying  Accountant's Financial Statement Report, Either Or Both Of Which May
Make Capital  Raising More  Difficult  And May Require Us To Scale Back Or Cease
Operations.

     We have a net worth  deficit  as of our latest  balance  sheet  date.  This deficit indicates that we will be unable to meet our future  obligations  unless additional  funding  sources are  obtained.  To date we have been able to obtain funding and meet our obligations in a timely manner.  However,  if in the future we are  unsuccessful in attracting new sources of funding then we will be unable to continue in  business.  In addition,  the report of our  auditors  includes a going concern  qualification which indicates an absence of obvious or reasonably assured  sources  of future  funding  that will be  required  by us to  maintain ongoing operations.  To date we have successfully funded iDial Networks, Inc. by attracting  additional  equity  investments  and small issues of debt.  However, there  is no  guarantee  that our  efforts  will be able to  attract  additional necessary  equity  and/or  debt  investors.  If we are  unable  to  obtain  this additional funding, we may not be able to continue operations.

Risks Relating to our Stock:

The Lack of a Mature  Trading  Market for our  Common  Stock May Cause our Stock
Price to Decline Significantly and Limit the Liquidity of our Common Stock.

     We do not meet the listing requirements for the listing or quotation of our common  stock on any  national  or  regional  securities  exchange or on Nasdaq.
Currently, our common stock is traded on the Over-The-Counter Bulletin Board. As a result,  accurate  current  quotations as to the value of our common stock are unavailable  making it more  difficult  for  investors  to dispose of our common stock. The lack of current quotations and liquidity can cause our stock price to decline or to trade lower than the prices that might  prevail if our  securities were listed or quoted on an exchange or on Nasdaq.

Our  Common  Stock is  Subject  to the  "Penny  Stock"  Rules of the SEC and the
Trading Market in our  Securities is Limited,  Which Makes  Transactions  in our
Stock Cumbersome and May Reduce the Value of an Investment in our Stock.

Since our common stock is not listed or quoted on any exchange or on Nasdaq, and no  other  exemptions  currently  apply,  trading  in our  common  stock  on the
Over-The-Counter  Bulletin  Board is subject to the "penny  stock"  rules of the
SEC.  These rules  require,  among other things,  that any broker  engaging in a transaction  in our  securities  provide its  customers  with a risk  disclosure
document,   disclosure  of  market  quotations,   if  any,   disclosure  of  the
compensation of the broker and its salespersons in the transaction,  and monthly account  statements  showing  the market  values of our  securities  held in the customer's  accounts.  The brokers  must  provide bid and offer  quotations  and compensation information before making any purchase or sale of a penny stock and also provide this information in the customer's confirmation. Generally, brokers may be less willing to execute  transactions in securities subject to the "penny stock"  rules.  This may make it more  difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We  changed  our  independent  auditors  from  Enrhardt,  Keefe,  Steiner &
Hottman,  7079 7979 E. Tufs Ave.,  Suite 400,  Denver,  Colorado  80237-24843 to
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

NAME AND ADDRESS OF BENEFICIAL OWNER     AMOUNT      PERCENTAGE OF
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
                                         87,144,454
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

ITEM 11.  EXECUTIVE COMPENSATION.

                                           Annual Compensation                        Awards                 Payouts
                                ----------------------------------------     -------------------------    -----------
                                                              (e) Other         (f)            (g)                       (i)All
(a) Name and                                                    Annual       Restricted    Underlying         (h)         other
  Principal          (b)          (c)             (d)           Compen-        Stock         Options/        LTIP         Compen-
  Position          Year        Salary($)       Bonus($)       sation($)     Award(s)($)      SARs(#)      Payouts($)     sation
--------------    ---------     ---------      ----------    ------------    -----------   -----------     ----------    ---------

Mark T. Wood        2000                                                      1,176,000
Chief Executive
Officer             1999
                    1998

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Dated:  January 30, 2002
/s/Mark  T.  Wood          /s/Carl  K.  Battie          /s/Klaus  Scholz
   Mark  T.  Wood             Carl  K.  Battie             Klaus  Scholz

/s/Edward J. Janusz        /s/Gerald Lesher             /s/Thomas  G. Seifert
   Edward J. Janusz           Gerald Lesher                Thomas  G. Seifert

    -----------------------------------------------------------------------
                                  EXHIBIT FK-00

                          AUDITED FINANCIAL STATEMENTS:

                               FOR THE YEARS ENDED

                           DECEMBER 31, 2000 AND 1999

    -----------------------------------------------------------------------

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

                                       /S/ EHRHARDT KEEFE STEINER & HOTTMAN PC
                                           EHRHARDT KEEFE STEINER & HOTTMAN PC
March 6, 2000
Denver, Colorado

                              IDIAL NETWORKS, INC.
                                 AND SUBSIDIARES

                           Consolidated Balance Sheets

                                                                             December 31,
                                                                     ----------------------------
                                                                         2000            1999
                                                                     ------------    ------------
                                                                      (Restated)
                                     Assets
Current assets
  Cash and cash equivalents ......................................   $     67,410    $     11,481
  Accounts receivable - trade ....................................         51,531          26,614
  Marketable securities ..........................................         31,200            --
  Other receivables ..............................................        105,000         100,000
  Inventory ......................................................         10,000            --
                                                                     ------------    ------------
   Total current assets ..........................................        265,141         138,095
                                                                     ------------    ------------

Fixed assets (net) ...............................................      2,576,928         255,587
                                                                     ------------    ------------

Notes receivable .................................................           --              --
Intangibles, net .................................................      7,254,636         215,000
Deposits .........................................................         52,618           8,855
                                                                     ------------    ------------
   Total other assets ............................................      7,307,254         223,855
                                                                     ------------    ------------

Total assets .....................................................   $ 10,149,323    $    617,537
                                                                     ============    ============

                Liabilities and Stockholder's Equity (Deficiency)

Current liabilities
  Accounts payable ...............................................   $  1,186,824    $    347,445
  Advances from stockholder's ....................................           --           119,100
  Accrued consulting fees ........................................           --            55,000
  Accrued wages ..................................................           --            25,000
  Accrued interest ...............................................         49,786            --
  Deferred revenue ...............................................         31,256            --
  Current portion of long-term debt ..............................        111,623          96,416
                                                                     ------------    ------------
   Total current liabilities .....................................      1,379,489         642,961

Long-term liabilities
  Advances from stockholder's and related parties ................      1,624,103            --
  Notes payable ..................................................         16,435          26,741
  Capital leases payable .........................................         98,439         121,644
                                                                     ------------    ------------
   Total long-term liabilities ...................................      1,738,977         148,385
                                                                     ------------    ------------

Total liabilities ................................................      3,118,466         791,346
                                                                     ------------    ------------

Commitments

Common stock, $.001 par value, 100,000 shares
 authorized, 87,144,454 shares issued and
 outstanding in 2001 and 2000, 37,085,000 shares
 issued and outstanding in 1999 ..................................         87,144          37,085
Preferred stock, no par value, 30,000,000 shares
 authorized, no shares issued and outstanding ....................           --              --
Additional paid in capital .......................................     16,956,020         643,915
Accumulated deficit ..............................................     (9,970,307)       (854,809)
Accumulated other comprehensive income (loss) ....................        (42,000)           --
                                                                     ------------    ------------
   Total stockholder's equity (deficiency) .......................      7,030,857        (173,809)
                                                                     ------------    ------------

Total liabilities and stockholder's equity
(deficiency) .....................................................   $ 10,149,323    $    617,537
                                                                     ============    ============

                              IDIAL NETWORKS, INC.
                                 AND SUBSIDIARES

                      Consolidated Statements of Operations

                                                         For the Years Ended
                                                             December 31,
                                                     ----------------------------
                                                         2000            1999
                                                     ------------    ------------
                                                      (Restated)

Sales ............................................   $  1,796,897    $  1,575,826
Cost of sales (exclusive of depreciation) ........      1,607,831       1,388,703
Depreciation .....................................        461,743         113,333
                                                     ------------    ------------

Gross profit (loss) ..............................       (272,677)         73,790

Selling, general and administrative expenses .....      8,686,191         543,896
                                                     ------------    ------------

Net operating loss ...............................     (8,958,868)       (470,106)

Other expenses
  Interest expense ...............................       (156,630)        (90,654)
                                                     ------------    ------------

Net loss .........................................     (9,115,498)       (560,760)

Other comprehensive loss
  Unrealized loss on available-for-sale securities        (42,000)           --
                                                     ------------    ------------

Comprehensive loss ...............................   $ (9,157,498)   $   (560,760)
                                                     ============    ============

Net loss per share ...............................   $      (0.19)   $      (0.07)
                                                     ============    ============

Weighted average per common share ................     48,479,304       7,744,452
                                                     ============    ============

                              IDIAL NETWORKS, INC.
                                 AND SUBSIDIARES

                      Consolidated Statements of Cash Flow

                                                           For the Years Ended
                                                               December 31,
                                                        --------------------------
                                                            2000           1999
                                                        -----------    -----------
                                                         (Restated)
Cash flow from operating activities
  Net loss ..........................................   $(9,115,498)   $  (560,760)
                                                        -----------    -----------
  Adjustments to reconcile net loss to net cash used
   in operating activities
   Writeoff of accrued interest .....................          --           60,000
   Stock issued for services ........................     4,538,321         69,600
   Stock issued for compensation ....................     1,754,884           --
   Write off of loan acquisition costs ..............          --           16,765
   Depreciation .....................................       596,220        113,333
   Amortization .....................................       616,647           --
   Changes in assets and liabilities
     Accounts receivable ............................        (3,661)      (109,562)
     Other receivables ..............................      (105,000)          --
     Inventory ......................................        (8,000)          --
     Deposits .......................................       (27,596)         2,154
     Accounts payable ...............................     1,029,200        317,224
     Accrued expenses ...............................       (30,214)        60,000
     Deferred revenue ...............................        31,256           --
                                                        -----------    -----------
      Net cash used in operating activities .........      (723,441)       (31,246)
                                                        -----------    -----------

Cash flow from investing activities
  Purchase of property and equipment ................       (26,700)       (26,651)
  Acquisition of subsidiaries, net of cash acquired .       129,702           --
  Notes receivable ..................................          --             --
                                                        -----------    -----------
      Net cash from (used in) investing activities ..       103,002        (26,651)
                                                        -----------    -----------

Cash flows from financing activities
  Proceeds from issuance of long term debt ..........          --           35,000
  Payment of long term debt .........................        (7,920)       (16,371)
  Stockholder loans .................................       757,662           --
  Proceeds from issuance of common stock ............       100,000           --
  Net (repayment to) advances from members ..........          --          (67,744)
  Payments of long term capital lease ...............      (173,374)          --
                                                        -----------    -----------
      Net cash  provided  from  (used  in)  financing
activities ..........................................       676,368        (49,115)
                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents         55,929       (107,012)

Cash and cash equivalents beginning of period .......        11,481        118,493
                                                        -----------    -----------

Cash and cash equivalents end of period .............   $    67,410    $    11,481
                                                        ===========    ===========

                              IDIAL NETWORKS, INC.
                                 AND SUBSIDIARES

                      Consolidated Statements of Cash Flow

Supplemental disclosures of cash flow information

                                                           For the Years Ended
                                                               December 31,
                                                        --------------------------
                                                            2000           1999
                                                        -----------    -----------
                                                         (Restated)
Cash paid during the year for
  Interest
  Income taxes

Supplemental schedule of noncash investing and
 financing activities

Property and equipment  acquired  under capital lease
 obligations ........................................   $   117,544   $   169,601

Issuance of common stock in connection  with
 acquisition of subsidiaries ........................   $10,068,959   $      --

Issuance of common stock by a stockholder for
 satisfaction  of property and equipment  obligations
 incurred  by the Company  recorded as advances  from
 stockholders and related parties ...................   $   190,265   $      --

Issuance of common stock by a stockholder for
 satisfaction of obligations  incurred by the Company
 in connection with services  rendered to the Company
 recorded as advances from  stockholders  and related
 parties ............................................   $   557,076   $      --

During the year ended  December 31, 1999, the company  transferred  common stock effecting assets and liabilities as follows:

                                                    Fair Value   Reduction
                                                    of Shares   of Accounts
            Description                 Shares        Issued     Receivable     Totals
----------------------------------    -----------  ------------ -------------  ----------

Acquisition of trademark for common
  stock and reduction of accounts
  receivable                              50,000    $  165,000       50,000   $  215,000

Issuance of common stock for
  telephone equipment                    380,000       125,000           -       125,000

Issuance of common stock and
  reduction of accounts receivable
  for settlement of note receivable
  and accrued interest on equipment
  purchased                              170,000        56,100      120,097      176,197

Stock issued for consulting services      20,000         6,600           -         6,600

Issuance of common stock for
  subscription receivable,
  collected in full in January 2000      300,000       100,000           -       100,000

                                                                                                    Consolidated Statement of Stockholder's Equity (Deficit)

                                                                                           Woodcom International, Inc.                          Idial Networks, Inc.
                                                                                                (prior to merger)                     (formerly Desert Springs Acquisition Corp.)
                                                                                   ------------------------------------------    ----------------------------------------------------
                                                                                           Common Stock $.01 Par Value                Common Stock $.001 Par Value
                                                                                   ------------------------------------------    ---------------------------------------
                                                                                                                                                                                          Accumulated
                                                                                                                                                                                             Other          Total
                                                                                                                  Additional                                 Additional                   Comprehensive  Stockholder's
                                                                                                                    Paid-in                                   Paid-in      Accumulated       Income         Equity
                                                                                       Shares        Amount         Capital         Shares        Amount     In Capital      Deficit         (Loss)      (Deficiency)
                                                                                    -----------    -----------    -----------    -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1998 ......................................................         2,000    $        20    $       280    $      --     $      --     $      --     $  (294,049)   $      --      $  (293,749)

Exchange of all the outstanding common stock of Woodcom International, Inc. for common stock of Idial Networks, Inc. (formerly Desert Springs Acquisition Corp.)
 and the related charge to retained earning to effect the merger of the companies        (2,000)           (20)          (280)    36,015,000        36,015       292,285          --             --          328,000

Stock issued for retirement debt ................................................          --             --             --          170,000           170        55,930          --             --           56,100

Stock issued for fixed assets ...................................................          --             --             --          380,000           380       124,620          --             --          125,000

Stock issued for intangible assets ..............................................          --             --             --          500,000           500       164,500          --             --          165,000

Stock issued for consulting services ............................................          --             --             --           20,000            20         6,580          --             --            6,600

Net loss ........................................................................          --             --             --             --            --            --        (560,760)          --         (560,760)
                                                                                    -----------    -----------    -----------    -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1999 ......................................................          --             --             --       37,085,000        37,085       643,915      (854,809)          --         (173,809)

Stock issued with acquisition - Whoofnet.com, Inc. ..............................          --             --             --       19,787,000        19,787     8,080,213          --             --        8,100,000

Stock issued with acquisition - 2 Sendit.com, Inc. ..............................          --             --             --        8,399,994         8,400     1,960,559          --             --        1,968,959

Stock issued to officers and directors ..........................................          --             --             --        5,908,460         5,908     1,748,976          --             --        1,754,884

Stock issued for consulting services ............................................          --             --             --       15,964,000        15,964     4,522,357          --             --        4,538,321

Other comprehensive losses ......................................................          --             --             --             --            --            --            --          (42,000)       (42,000)

Net loss from operations ........................................................          --             --             --             --            --            --      (9,115,498)          --      $(9,115,498)
                                                                                    -----------    -----------    -----------    -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2000 (restated) ...........................................          --      $      --      $      --      $87,144,454   $    87,144   $16,956,020   $(9,970,307)   $   (42,000)   $ 7,030,857
                                                                                    ===========    ===========    ===========    ===========   ===========   ===========   ===========    ===========    ===========

                              IDIAL NETWORKS, INC.
                                 AND SUBSIDIARES

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

                                               Pro Forma (Unaudited)
                                                     Fiscal
                                          ----------------------------
                                               2000           1999
                                          ------------    ------------

Sales ...................                 $  2,173,583    $  1,827,301

Net loss ................                 $(11,035,991)   $ (2,330,478)

Net loss per common share                 $       (.23)   $       (.30)

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
December  31,  2000.  In  addition,  goodwill  aggregating  $7,656,283  as  of
December  31, 2000 arising from  business  acquisitions  during the year ended
December  31,  2000,   accounted  for  under  the  purchase  method,   net  of
accumulated amortization of  $573,647.

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

Convertible Notes Payable

The  company  accounts  for  convertible   notes  payable  with in-the-money
conversion features in accordance with EITF 98-5 and EIRG 00-27; accordingly, the intrinsic  value of the  conversion  feature is initially  recorded as an addition to paid-in-capital  and a discount on the related  convertible notes with the discount being amortized over the remaining  contractual life of the respective note. Any unamortized  discount remaining upon conversion prior to the stated  maturity date of the note is  immediately  recognized as interest expense.

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

Note 2 - Property and Equipment

Property and equipment consists of the following:

                                               December 31,
                                       ---------------------------
                                                                        Estimated
                                                                          Useful
                                                                         Life or
                                                                         Term Of
                                           2000            1999           Lease
                                       -----------     -----------    -----------

Telephone equipment                    $   440,158     $   137,158    2-5 years
Computers and equipment                    729,714         277,893    5 years
Software                                 1,996,614              -     3 years
Furniture and fixtures                     159,876              -     5 years
                                       -----------     -----------
                                         3,326,362         415,051
Less accumulated depreciation             (749,434)       (159,464)
                                       -----------     -----------

                                       $ 2,576,928     $   255,587
                                       ===========     ===========

Property and equipment  includes  assets  acquired under capital leases in the aggregate  amount of  $161,139  as of  December  31,  1999 and  $278,683 as of
December  31,  2000 net of  accumulated  depreciation  of $ 71,955,  $164,849, respectively.

Note 3 - Marketable Securities

The following is a summary of available-for-sale securities:

                                               December 31, 2000
                             -----------------------------------------------------
                                                                         Gross
                                                                       Unrealized
                                                   Fair Market          Holding
                                  Cost                Value               Loss
                             -------------       -------------       -------------

Equity Securities            $      73,200       $      31,200       $      42,000
                             =============       =============       =============

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

Note 4 - Long-Term Debt

Long-term debt consists of the following:
                                                               December 31,
                                                        ---------------------------
                                                             2000           1999
                                                        -------------   -----------
Capital  leases with  monthly  installments  totaling
 $3,295 at December  31, 2000 and  December 31, 1999,
 including  interest at 23% per annum and expiring at
 various dates through August 2003.                     $     202,641   $    213,025

Equipment note payable in monthly  installments  of $
 795 including interest at 12.9 % expiring May 2003.           23,856         31,776

Stockholder   loans  payable   issued  with  interest
 payable annually at 7% per annum (Note 5).                 1,624,103             -
                                                        -------------   -----------
                                                            1,850,600        244,761
Less current portion                                         (111,623)       (96,416)
                                                        -------------   ------------

Long term debt                                          $   1,738,977   $    148,385
                                                        =============   ============

Maturities of long-term debt as of December 31, 2000 are as follows:

                                                Long-Term      Capital
      Year Ending December 31,                     Debt        Leases       Total
      ------------------------                  ----------   ----------   ----------

           2001                                 $    7,421   $  147,401   $  154,822
           2002                                     12,588       63,606       76,194
           2003                                      3,847       44,194       48,041
                                                ----------   ----------   ----------
                                                    23,856      255,201      279,057
           Less amount representing interest            -       (52,560)     (52,560)
                                                ----------   ----------   ----------
                                                    23,856      202,641      226,497
           Less current portion                     (7,421)    (104,202)    (111,623)
                                                ----------   ----------   ----------

                                                $   16,435   $   98,439   $  114,874
                                                ==========   ==========   ==========

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
                                                               December 31,
                                                       -----------------------------
                                                           2000             1999
                        -                              -------------   -------------

Net operating loss carry forwards                      $   1,501,846   $     128,221
Less valuation allowance                                  (1,501,846)       (128,221)
                        -                              -------------   -------------

Deferred tax assets                                    $          -    $          -
                                                       =============   =============

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

                                                           For the Years Ended
                                                               December 31,
                                                       -----------------------------
                                                           2000            1999
                                                       -------------   -------------

Tax benefit at federal statutory rate of 15%           $      84,114   $     336,550
Increases in valuation allowance                             (84,114)       (336,550)
                                                       -------------   -------------

                                                       $          -    $          -
                                                       =============   =============

For  the  year  ended  December  31,  2000,  the  Company  and  each  of  its'
subsidiaries had losses.  Idial,  Whoofnet and 2Sendit each file their own tax return.

Note 7 - Commitments

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

      December 31,
      ------------

         2001                                               $    55,700
         2002                                                    29,960
                                                            -----------

         Total                                              $    85,660
                                                            ===========

Note  8 - Common Stock

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

During December 1999, the  stockholders of WCI were issued  22,770,000  shares of common  stock in  exchange  for  $165,000 of accrued  wages.  Additionally, various  consultants  were  issued  common  stock in the  amount of  7,860,000 shares in exchange  for services of  $63,000.00.  The fair market value of the common  stock on the date of these  issuances  was  determined,  using  quoted market  prices  on the  date of  issuance  as that  amount  was  more  readily determinable and reliably  measurable than the fair market value of the common stock transferred.

The  following  schedule  details  the stock  issuances  during the year ended
December 31, 2000:

Transaction                                                                       Common Stock       Additional
----------                                                                   ----------------------   Paid-in                  Price Per
   Date        Recipient                       Description                     Shares      Amount     Capital       Total         Share
--------   ----------------- -----------------------------------------       -----------  --------- -----------  -----------  -------------
08/07/00   Woofnet.Com (4)   Corporate acquisition                           19,787,000      19,787    8,080,213   8,100,000         0.4094
10/12/00   2Sendit (3)       Corporate acquisition                            8,399,994       8,400    1,960,559   1,968,959         0.2344
                                                                             -----------  --------- -----------  -----------  -------------
                                                                             28,186,994      28,187   10,040,772  10,068,959
                                                                             -----------  --------- -----------  -----------  -------------
08/30/00   Carl Battie (2)   Director Compensation                              800,000         800     415,200      416,000         0.5200
08/30/00   Supree Wanapun (2)Director Compensation                               20,000          20      10,380       10,400         0.5200
08/30/00   Klaus Scholz (2)  Employee compensation                               40,000          40      20,760       20,800         0.5200
08/30/00   Mark T. Wood (1)  Employee compensation                              800,000         800     415,200      416,000         0.5200
10/16/00   Mark T. Wood (1)  Employee compensation                            4,000,000       4,000     756,000      760,000         0.1900
09/25/00   Gerald Lesher (1) Stock issued for consulting services                80,460          80      42,564       42,644         0.5300
09/25/00   Kevin Wright (1)  Stock issued for consulting services                40,000          40      21,160       21,200         0.5300
09/25/00   Supree Wanapun (1)Stock issued for consulting services               128,000         128      67,712       67,840         0.5300
                                                                             -----------  --------- -----------  -----------  -------------
                                                                              5,908,460       5,908   1,748,976    1,754,884
                                                                             -----------  --------- -----------  -----------  -------------
08/30/00   Charlie Macari    Stock issued for consulting services               836,734         837     434,265      435,102         0.5200
08/30/00   Frank Katana      Stock issued for consulting services                 5,160           5       2,678        2,683         0.5200
08/30/00   Gary Hanson       Stock issued for consulting services                 6,664           7       3,458        3,465         0.5200
08/30/00   Ivana Servalle    Stock issued for consulting services                   932           1         484          485         0.5200
08/30/00   Jeannette CallahanStock issued for consulting services                 1,904           2         988          990         0.5200
08/30/00   Joe Spence        Stock issued for consulting services                 2,704           3       1,403        1,406         0.5200
09/25/00   Joseph Alloca     Stock issued for consulting services               128,000         128      67,712       67,840         0.5300
09/25/00   Julie Crosby      Stock issued for consulting services               128,000         128      67,712       67,840         0.5300
08/30/00   Karl E. Rodriquez Stock issued for consulting services               120,000         120      62,280       62,400         0.5200
09/25/00   Karl E. Rodriquez Stock issued for consulting services               410,000         410     216,890      217,300         0.5300
10/16/00   Karl E. Rodriquez Stock issued for consulting services               500,000         500      94,500       95,000         0.1900
09/25/00   Kenneth Lieberman Stock issued for consulting services                80,000          80      42,320       42,400         0.5300
10/16/00   Lanette J. SeifertStock issued for consulting services               200,000         200      37,800       38,000         0.1900
08/30/00   Lazo Sopov        Stock issued for consulting services                13,332          13       6,920        6,933         0.5200
09/25/00   Louie Sopov       Stock issued for consulting services               120,000         120      63,480       63,600         0.5300
08/30/00   Maribeth Callahan Stock issued for consulting services                 3,808           4       1,976        1,980         0.5200
08/30/00   Mark Berman       Stock issued for consulting services                 1,332           1         692          693         0.5200
08/30/00   Mary Callahan     Stock issued for consulting services                 1,904           2         988          990         0.5200
09/25/00   Pamela Zelman     Stock issued for consulting services               800,000         800     423,200      424,000         0.5300
10/16/00   Pamela Zelman     Stock issued for consulting services               800,000         800     151,200      152,000         0.1900
09/25/00   Paulina Gidziela  Stock issued for consulting services                40,000          40      21,160       21,200         0.5300
08/30/00   Richard Borrow    Stock issued for consulting services                   664           1         344          345         0.5200
10/16/00   Richard Borrow    Stock issued for consulting services             2,000,000       2,000     378,000      380,000         0.1900
08/30/00   Ron Ardt          Stock issued for consulting services               140,000         140      72,660       72,800         0.5200
09/25/00   Ron Ardt          Stock issued for consulting services               760,000         760     402,040      402,800         0.5300
08/30/00   Sheba Berkovits   Stock issued for consulting services                13,332          13       6,920        6,933         0.5200
08/30/00   Stan Majorum      Stock issued for consulting services               105,258         105      54,629       54,734         0.5200
08/30/00   Tom Callahan      Stock issued for consulting services                 1,904           2         988          990         0.5200
08/30/00   Tom Schutte       Stock issued for consulting services                 2,704           3       1,403        1,406         0.5200
08/30/00   Valeria Servalle  Stock issued for consulting services                 1,332           1         692          693         0.5200
09/25/00   William Stocker   Stock issued for consulting services               410,000         410     216,890      217,300         0.5300
09/25/00   Ziyon Shaky       Stock issued for consulting services               128,000         128      67,712       67,840         0.5300
10/16/00   Charlie Macari    Stock issued for consulting services             4,000,000       4,000     756,000      760,000         0.1900
09/25/00   Daffney Austin    Stock issued for consulting services               200,000         200     105,800      106,000         0.5300
10/16/00   Daffney Austin    Stock issued for consulting services             2,000,000       2,000     378,000      380,000         0.1900
08/30/00   David Schild      Stock issued for consulting services                   332          -          173          173         0.5200
10/16/00   David Schild      Stock issued for consulting services             2,000,000       2,000     378,000      380,000         0.1900
                                                                             -----------  --------- -----------  -----------  -------------
                                                                              15,964,000     15,964   4,522,357    4,538,321
                                                                             -----------  --------- -----------  -----------  -------------

                                                                             $50,059,454  $  50,059 $16,312,105  $16,362,164  $
                                                                             ===========  ========= ===========  ===========  =============

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

A  consultant  was granted  380,000  shares of common  stock in  exchange  for equipment  with a fair value of $125,000  and 20,000  share of common stock in exchange  for  $6,600  of  consulting  services.  The  accompanying  financial statements  reflect the consulting expense and the fair value of the equipment as a result of this transaction.

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

The following table summarizes the Company's revenues for the different reportable segments:

                            Internet-
                           Based Voice
                               Tele-         Marketing
                          communications     Services        Other (a)      Total
                            --------------------------------------------------------
                                                   December 31, 2000
                            --------------------------------------------------------
Net sales from
 external customers          1,728,562         66,965           1,370      1,796,897
Intersegment net sales              -              -               -              -
Gross profit (loss)           (323,408)        50,731              -        (272,677)
Net operating loss          (8,812,036)      (146,832)             -      (8,958,868)
Interest expense               152,523            771           3,336        156,630
Depreciation and
amortization                   617,698         11,089         584,080      1,212,867
Total assets                   665,847        232,238       9,251,238     10,149,323
Capital expenditures            26,700             -               -          26,700

                            --------------------------------------------------------
                                                  December 31, 1999
Net sales from
 external customers          1,575,826             -               -       1,575,826
Intersegment net sales              -              -               -              -
Gross profit (loss)             73,790             -               -          73,790
Net operating loss            (470,106)            -               -        (470,106)
Interest expense                90,654             -               -          90,654
Depreciation and
amortization                   113,333             -               -         113,333
Total assets                   617,537             -               -         617,537
Capital expenditures            26,651             -               -          26,651

Note 10 - Other Comprehensive Income (Loss)

The pretax and after-tax effects of the components of other comprehensive income (loss) for 2000 are as follows:
                                                  Pretax        Tax       After Tax
                                                -----------  -----------  ----------

Unrealized holding loss on available-for-sale
 securities                                     $  (42,000)  $       -    $  (42,000)

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

Note 13 - Restatement of Consolidated Financial Statements

The  consolidated  financial  statements  for the year ended December 31, 2000 have  been  restated  to  reflect  a  correction  in the  company's  method of accounting for business  combinations in accordance with Accounting Principles
Board  Opinion No. 16 ("APB  16").  Pursuant  to APB 16, the  purchase  method
requires  the  reported  income  of  an  acquiring   corporation  include  the
operations  of the acquired  company after  acquisition,  based on the cost to the acquiring  corporation.  The consolidated  financial  statements have been restated  to  reflect  the  operating  results  of the  Whoofnet  and  2Sendit acquisitions  from the respective dates of acquisition.  The previously issued consolidated  financial  statements  included  in the  company's  registration statement  on Form  SB-2/A  filed on  August 2, 2001  included  the  operating results of Whoofnet for the period from March 6, 2000 (date of  inception)  to
December  31,  2000  and 2 Sendit  for the  period  from  January  1,  2000 to
December  31,  2000 in error.  The  effect of the  correction  on net loss for the year ended  December  31,  2000 was a decrease  in net loss of $930,732 or
$.02 per share. In addition,  the  consolidated  financial  statements for the year ended December 31, 2000 included in the company's  registration statement on Form SB-2  Amendment  No. 2 filed on October 12, 2001 have been restated to reflect  a  correction  in  the  computation  of  goodwill  in the  amount  of
$276,476,  a correction  of the  computation  of  amortization  of goodwill of
($165,488)  and a correction  in the value  assigned to common stock issued to consultants,  officers and  directors  (see Note 8) to  recognize  approximate fair market  value.  The effect of such  corrections  on net loss for the year ended  December 31, 2000 was an increase in net loss pf $2,579,102 or $.05 per share.

                                                                       Net Loss Per
                                                          Net Loss        Share
                                                        -------------- --------------

As previously stated                                     $(7,449,128)    $      (0.25)

Change in method of accounting for business
 combinations in accordance with apb 16                      930,732             0.02

Change in net loss per share to reflect retroactive
 restatement for stock split                                      -              0.09

Correction in the computation of amortization of
 goodwill                                                    165,488             -

Correction in the value assigned to common stock
 issued to consultants officers and directors             (2,762,590)           (0.05)
                                                         -----------     ------------

As restated on the consolidated statement of
 operations                                              $(9,115,498)    $      (0.19)
                                                         ===========     ============