Form 10QSB/A
period 2001-03-31
IDIAL NETWORKS INC
filed 2002-02-01
CIK 810932

============================================================================================

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                       FORM 10-QSB/A2

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
 (State or other jurisdiction of incorporation             (I.R.S. Employer
                or organization)                         Identification No.)

       10800 E. Bethany Drive, Aurora, CO                       80014
    (Address of principal executive offices)                  (Zip Code)

                          Issuer's telephone number: 281-292-8244

     (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d)
of the  Exchange  Act  during  the past 12  months  (or for  such  shorter  period  that the registrant  was  required  to file such  reports),  and (2) has been  subject to such filing requirements for the past 90 days. Yes No

As of March 31, 2001, the registrant had 87,144,454 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes No

============================================================================================

                         PART I--FINANCIAL INFORMATION

                         Item 1. Financial Statements.
                         -----------------------------

                                    IDIAL NETWORKS, INC.
                                      AND SUBSIDIARIES

                                Consolidated Balance Sheets
                                      As of March 31,

                                                      March 31,       December 31,
                                                   2001 (restated)   2000 (restated)
                                                   ---------------   ---------------
                                                     (unaudited)
                                       Assets
Current assets
  Cash and cash equivalents                         $     134,651     $      67,410
  Accounts receivable - trade                             106,355            51,531
  Investments                                              31,200            31,200
  Other receivables                                       108,096           105,000
  Inventory                                                10,000            10,000
                                                    -------------     -------------
     Total current assets                                 390,302           265,141
                                                    -------------     -------------

Fixed assets (net)                                      2,297,927         2,576,928
                                                    -------------     -------------

Other assets
  Intangibles, net                                      6,861,072         7,254,636
  Deposits                                                 52,622            52,618
                                                    -------------     -------------
     Total other assets                                 6,913,694         7,307,254
                                                    -------------     -------------

Total assets                                        $   9,601,923     $  10,149,323
                                                    =============     =============

                 Liabilities and Stockholder's Equity (Deficiency)

Current liabilities
  Accounts payable                                  $   1,544,362     $   1,186,824
  Accrued interest                                         77,500            49,786
  Deferred revenue                                         90,646            31,256
  Current portion of long-term debt, net of
   discount of $304,519 (2001)                          1,418,770           111,623
                                                    -------------     -------------
     Total current liabilities                          3,131,278         1,379,489

Long-term liabilities
  Advances from stockholder's and related
   parties                                                     -          1,624,103
  Notes payable                                            16,435            16,435
  Capital leases payable                                   98,439            98,439
                                                    -------------     -------------
     Total long-term liabilities                          114,874         1,738,977
                                                    -------------     -------------
     Total liabilities                                  3,246,152         3,118,466
                                                    -------------     -------------

Commitments

Common  stock,   $001  par  value,   100,000,000
  shares  authorized,  87,144,454  shares issued
  and  outstanding in 2001 and 2000,  37,085,000
  shares issued and outstanding in 1999                    87,144            87,144
Preferred   stock,  no  par  value,   30,000,000
  shares   authorized,   no  shares  issued  and
  outstanding                                                  -                 -
Additional paid in capital                             17,362,046        16,956,018
Accumulated deficit                                   (11,051,417)       (9,970,306)
Accumulated other comprehensive income (loss)             (42,000)          (42,000)
                                                    -------------     -------------
     Stockholder's equity (deficiency)                  6,355,773         7,030,856
                                                    -------------     -------------

Total  liabilities  and   stockholder's   equity
(deficiency)                                        $   9,601,923     $  10,149,322
                                                    =============     =============

                       See notes to financial statements.

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                 March 31,
                                                        ---------------------------
                                                            2001           2000
                                                        -----------     -----------
                                                         (restated)
                                                        (unaudited)

Sales (net)                                             $ 1,847,052     $   373,866
Cost of sales                                             1,621,582         331,401
Depreciation                                                277,654          59,884
                                                        -----------     -----------

Gross profit                                                (52,184)        (17,419)

Selling, general and administrative expenses                881,558         291,067
                                                        -----------     -----------

Net operating loss                                         (933,742)       (308,486)

Other expenses
  Interest expenses                                        (147,368)        (10,217)
                                                        -----------     -----------

Net loss                                                 (1,081,110)       (318,703)

Other comprehensive loss
  Unrealized loss on investments                                 -               -
                                                        -----------     ----------

Comprehensive loss                                      $(1,081,110)    $  (318,703)
                                                        ===========     ===========

Net loss per share                                            (0.01)          (0.02)
                                                        ===========     ===========

Weighted average per common share                        87,144,454      14,211,267
                                                        ===========     ===========

                       See notes to financial statements.

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                March 31,
                                                      ----------------------------
                                                      2001 (restated)      2000
                                                      --------------    ----------
                                                        (unaudited)
Cash flow from operating activities
  Net loss                                             $(1,081,110)     $ (318,703)
  Adjustments to reconcile net loss to net cash used
   in operating activities

   Amortization of discount on convertible notes
  payable                                                  101,506              -
   Depreciation                                            285,630          59,884
   Amortization                                            393,564          10,750
   Changes in assets and liabilities
     Accounts receivable                                   (54,824)          2,042
     Other receivable                                       (3,096)        (91,309)

     Deposits                                                   (5)             -
     Accounts payable                                      357,540         (15,368)
     Accrued expenses                                       27,713         (55,000)
     Deferred revenue                                       59,390              -
                                                        ----------      ---------
      Net cash used in operating activities                 86,307        (225,086)
                                                        ----------      ----------

Cash flow from investing activities
  Purchase of property and equipment                        (6,630)        (67,901)
                                                        ----------      ----------

      Net cash used in investing activities                 (6,630)        (67,901)
                                                        ----------      -------

Cash flows from financing activities
  Payment of long term debt                                (12,436)        (40,640)
  Stockholder loans                                             -          500,000

      Net cash provided from financing activities          (12,436)        417,610
                                                        ----------      ----------

Net increase (decrease) in cash                             67,241         124,623

Cash, beginning of period                                   67,410          11,481
                                                        ----------      ----------

Cash, end of period                                     $  134,651      $  136,104
                                                        ==========      ==========

Supplemental disclosures of cash flow information:

March 31,                                                        March 31,
                                                        --------------------------
                                                            2001           2000
                                                        ----------       ---------

Cash paid during the year for
  Interest                                              $   45,862
  Income taxes                                                  -

                       See notes to financial statements.

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES

                       Consolidated Statement of Stockholder's Equity
                        For the Nine Months Ended September 30, 2001

                     Woodcom International, Inc.        Idial Networks, Inc. (formerly Desert
                          (prior to merger)                  Springs Acquisition Corp.)
                                                      Common Stock $.001
                     Common Stock $.01 Par Value          Par Value

                                                                                                                            Accumulated         Total
                                                    Additional                               Additional                        Other         Stockholder's
                                                     Paid-in                                  Paid-in       Accumulated    Comprehensive        Equity
                             Shares       Amount     Capital         Shares      Amount      In Capital       Deficit      Income (Loss)     (Deficiency)
                             ------      -------    ----------    -----------   --------     ----------      ---------     -------------     -------------
Balance,
 December 31, 1998            2,000      $    20     $     280             -    $     -       $      -       $(294,049)       $       -        $(293,749)

Exchange of all the
 outstanding common
 stock of Woodcom
 International, Inc.
 for common stock of
 Idial Networks, Inc.
 (formerly Desert
 Springs Acquisition
 Corp.) and the related
 charge to retained
 earning to effect the
 merger of the companies     (2,000)         (20)         (280)    36,015,000     36,015        292,285             -                 -          328,000

Stock issued for
 retirement debt                 -            -             -         170,000        170         55,930             -                 -           56,100

Stock issued for
 fixed assets                    -            -             -         380,000        380        124,620             -                 -          125,000

Stock issued for
 intangible assets               -            -             -         500,000        500        164,500             -                 -          165,000

Stock issued for
 consulting services             -            -             -          20,000         20          6,580             -                 -            6,600

Net loss                         -            -             -              -          -              -        (560,760)               -         (560,760)
                         ----------    ---------     ---------     ----------  ---------     ----------      ---------        ----------       ---------

Balance,
 December 31, 1999               -            -             -      37,085,000     37,085        643,915       (854,809)               -         (173,809)

Stock issued with
 acquisition -
 Whoofnet.com, Inc.              -            -             -      19,787,000     19,787      8,080,213             -                 -        8,100,000

Stock issued with
 acquisition - 2
 Sendit.com, Inc.                -            -             -       8,399,994      8,400      1,960,559             -                 -        1,968,959

Stock issued to
 officers and directors          -            -             -       5,908,460      5,908      1,748,976             -                 -        1,754,884

Stock issued for
 consulting services             -            -             -      15,964,000     15,964      4,522,357             -                 -        4,538,321

Other comprehensive
 losses                          -            -             -              -          -              -              -                 -          (42,000)

Net loss from
 operations                      -            -             -              -          -              -      (9,115,498)          (42,000)     (9,115,498)
                         ----------    ---------     ---------     ----------  ---------     ----------     ----------        ----------      ----------
Balance,
 December 31, 2000               -            -             -      87,144,454     87,144     16,956,020     (9,970,307)          (42,000)      7,030,857

(Unaudited)

Intrinsic value of
 in-the-money
 conversion features
 related to
 convertible notes
 payable (restated)              -            -             -              -          -         406,026             -                 -          406,026

Net loss (restated)              -            -             -              -          -              -      (1,081,110)               -       (1,081,110)
                         ----------    ---------     ---------     ----------  ---------    -----------     ----------        ----------      ----------
Balance,
 March 31, 2001
 (restated)                      -     $      -      $      -     $87,144,454  $  87,144    $17,362,046   $(11,051,417)       $  (42,000)     $6,355,773
                         ==========    =========     =========    ===========  =========    ===========   ============        ==========      ==========

*Woodcom International, Inc. stockholders received 30,930,000 shares of Idial Networks,
Inc. (formerly Desert Springs Acquisition Corp.) upon the merger of the Companies;
5,085,000 shares (as adjusted for the stock split) were previously issued to Idial
Networks, Inc. (formerly Desert Springs Acquisition Corp.) stockholders.

                                    IDIAL NETWORKS, INC.
                                      AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------

Organization and Business
--------------------------

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
----------------------

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
----------------------------

The consolidated financial statements include the accounts of Idial Networks,  Inc., (Idial)
and it's wholly owned  subsidiaries,  Whoofnet.com,  Inc,  (Whoofnet) and 2Sendit.Com,  Inc.
(2Sendit)  (collectively  the  Company).  All  significant  inter-company  transactions  and balances have been eliminated.

Results of operations
----------------------
The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:
                                                            Three Months Ended
                                                                 March 31,
                                                         --------------------------
                                                            2001            2000
                                                         ----------      ----------
Total revenue                                                 100.0%          100.0%
Cost of sales                                                  87.8            88.6
Gross margin                                                   (2.8)            4.7
Selling, general and administrative                            47.7            77.8
EBITDA                                                        (35.5)          (66.5)
Depreciation and amortization                                 (15.0)          (16.0)
Net operating loss                                             50.6           (82.5)
Interest expense                                                7.9            (2.7)
                                                        -----------     -----------

Comprehensive loss                                            (58.5)%         (85.2)%
                                                        ===========     ===========
Concentration of Credit Risk
-----------------------------

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable. Additionally, the Company maintains cash balances in bank deposit accounts, which, at times, may exceed federally insured limits.

Advertising Costs
------------------

The Company expenses advertising costs as incurred.

Use of Estimates
-----------------

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
-----------------------

Property and equipment are stated at cost; equipment under capital lease is stated at the lower of fair market value or net present value of minimum lease payments at inception of the leases. Depreciation is computed using the straight-line method over the estimated useful lives or lease terms of the related assets of three to five years.

Goodwill and Other Intangible Assets
---------------------------------------

Goodwill and other  Intangible  assets are  amortized  over 5 years using the straight  line method and consist of trademarks  aggregating  $215,000.  In addition,  goodwill aggregating
$7,656,283  arising  from  business  acquisitions  during the year ended  December 31, 2000, accounted for under the purchase method.

Revenue Recognition
--------------------

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
------------------------------------

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
-------------------------------------

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

Restatement of Consolidated Financial Statements

The consolidated financial statements for the three month period ended March 31, 2001 and year ended December 31, 2000 have been restated to reflect the company's correction of an error in accounting for business combinations in accordance with Accounting Principles
Board Opinion No. 16 ("APB 16"). Pursuant to APB 16, the purchase method requires the reported income of an acquiring corporation include the operations of  the acquired company after acquisition, based on the cost  to the acquiring corporation. The consolidated financial statements have been restated to reflect the operating results of the Whoofnet and 2Sendit acquisitions from the respective dates of acquisition. The previously issued consolidated financial statements included in the company's registration statement on Form
SB-2/A filed on August 2, 2001 included the operating results of Whoofnet for the period from March 6, 2000 (date of inception) to December 31, 2000 and 2 Sendit  for the period .
Also the consolidated financial statements for the three month period ended March 31, 2001 have been restated to reflect accrued commission expense not previously recorded of
$291,800 and the recognition of deferred revenues of $90,646. In addition, net loss per share was adjusted to reflect the December 2000 stock split.  The effect of these errors on the results of operations for the three months ended March 31, 2001 was to increase the net loss by $382,446 or $0.00 per share.

The Company has also restated its financial statements for a correction of an error in accounting for in-the-money conversion features associated with its convertible notes payable.  The Company has adjusted previously reported amounts in its financial statements to comply with EITF 98-5 and EITF 00-27 related to accounting for convertible instruments with in-the-money conversion features, resulting in additional interest expense of $101,506 being recorded for the three months ended March 31, 2001.  The effect of the error corrections is as follows:
                                                          Net Loss       Loss Per Share
                                                       --------------    --------------
Three months ended March 31, 2001, as previously
reported in first amendment to form 10-QSB filed on
November 20, 2001                                        $  (979,605)        $  (0.01)

Three months ended March 31, 2001, as restated           $(1,081,110)        $  (0.01)

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
------------------------------------------------------------

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
2Sendit.Com.

Gross margins for the period decreased  from approximately 4.7% in 2000 to -2.8% in 2001.
EBITDA -decreased  $16,696  or  7.0%  for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. These increases are primarily related to the increase in traffic over our own VoIP network and the increase in margin provided by
2Sendit.Com.

Interest expense increased to $147,368 from $10,217 due to $101,506 of interest from amortization of discounts on in-the-money conversion features associated with the Company's convertible notes payable.  Additionally, we had higher debt balances outstanding during the three months ended March 31, 2001 compared to the prior year.

Comprehensive Losses increased to $1,081,110 or  239% for the three months ended March 31,
2001 compared to the three months ended March 31, 2000. This increase is primarily related to the increase in depreciation from assets purchased for the expansion of our VoIP network and for amortization of goodwill associated with the purchase of Whoofnet.Com and
2Sendit.Com.

Liquidity and Capital Resources
--------------------------------

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

January 30, 2002
                              IDIAL NETWORKS, INC.

                                   By

                              /s/Mark Wood
                              ---------------------
                                Mark Wood
                              Chairman of the Board