Form 10QSB/A
period 2001-06-30
IDIAL NETWORKS INC
filed 2002-02-01
CIK 810932

=======================================================================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A2

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

Check  whether the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter  period that the  registrant  was required to file such  reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes X  No
                                      ---   ---

As of June 30, 2001, the registrant had 87,144,454 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes    No X
                                                              ---   ---

                         PART I--FINANCIAL INFORMATION

                         Item 1. Financial Statements.
                         -----------------------------

                                                         IDIAL NETWORKS, INC.
                                                           AND SUBSIDIARIES

                                                      Consolidated Balance Sheets

                                                                                 June 30,                 December 31,
                                                                              2001 (restated)           2000 (restated)
                                                                           -------------------        -------------------
                                                                                (Unaudited)

                                                          Assets
Current assets
   Cash and cash equivalents                                               $            75,499        $            67,410
   Accounts receivable - trade                                                          68,330                     51,531
   Investments                                                                          31,200                     31,200
   Other receivables                                                                   108,906                    105,000
   Prepaid expenses                                                                         -                          -
   Inventory                                                                            10,000                     10,000
                                                                           -------------------        -------------------
       Total current assets                                                            293,935                    265,141
                                                                           -------------------        -------------------

Fixed assets (net)                                                                   2,067,185                  2,576,928
                                                                           -------------------        -------------------

Other assets
   Notes receivable                                                                     10,000                         -
   Intangibles, net                                                                  6,467,508                  7,254,636
   Deposits                                                                             52,597                     52,618
                                                                           -------------------        -------------------
       Total other assets                                                            6,530,105                  7,307,254
                                                                           -------------------        -------------------

Total assets                                                               $         8,891,225        $        10,149,323
                                                                           ===================        ===================

                                     Liabilities and Stockholder's Equity (Deficiency)
Current liabilities
   Accounts payable                                                        $         2,189,916        $         1,186,824
   Accrued expenses                                                                         -                          -
   Accrued wages                                                                            -                          -
   Accrued interest                                                                     46,451                     49,786
   Deferred revenue                                                                     84,349                     31,256
   Current  portion of  long-term  debt,  net of  discount of $203,013
    (2001)                                                                           1,516,347                    111,623
                                                                           -------------------        -------------------
       Total current liabilities                                                     3,837,063                  1,379,489

Long-term liabilities
   Advances from stockholder's and related parties                                          -                   1,624,103
   Notes payable                                                                        11,504                     16,435
   Capital leases payable                                                               63,486                     98,439
                                                                           -------------------        -------------------
       Total long-term liabilities                                                      74,990                  1,738,977
                                                                           -------------------        -------------------
       Total liabilities                                                             3,912,053                  3,118,466
                                                                           -------------------        -------------------

Commitments

Common  stock, $0.01  par  value,   100,000,000   shares   authorized,
   87,144,454   shares  issued  and  outstanding  in  2001  and  2000,
   37,085,000 shares issued and outstanding in 1999                                     87,144                     87,144
Preferred  stock,  no par  value,  30,000,000  shares  authorized,  no
   shares issued and outstanding                                                            -                          -
Additional paid in capital                                                          17,362,046                 16,956,020
Accumulated deficit                                                                (12,428,018)                (9,970,307)
Accumulated other comprehensive income (loss)                                          (42,000)                   (42,000)
                                                                           -------------------        -------------------
       Stockholder's equity (deficiency)                                             4,979,172                  7,030,857
                                                                           -------------------        -------------------

Total liabilities and stockholder's equity (deficiency)                    $         8,891,225        $        10,149,323
                                                                           ===================        ===================

                                                 Consolidated Statements of Operations

                                                            For the Three Months Ended            For the Six Months Ended
                                                                     June 30,                               June 30,
                                                        ----------------------------------     ----------------------------------
                                                                2001           2000                   2001               2000
                                                             (restated)     (restated)             (restated)         (restated)
                                                        ---------------    ---------------     ---------------    ---------------
                                                                    (Unaudited)                             (Unaudited)

Sales (net)                                             $       824,259    $       427,372     $     2,671,311    $       814,232
Cost of sales                                                 1,270,405            420,558           2,891,987            854,366
Depreciation                                                    223,068             79,045             500,722            149,679
                                                        ---------------    ---------------     ---------------    ---------------

Gross profit                                                   (669,215)           (72,231)           (721,398)          (189,813)

Selling, general and administrative expenses                    614,323             51,163           1,495,881            585,921
                                                        ---------------    ---------------     ---------------    ---------------

Net operating loss                                           (1,283,537)          (123,394)         (2,217,279)          (775,734)

Other expenses
   Interest expenses                                           (110,900)              (680)           (240,432)           (38,931)
                                                        ----------------   ---------------     ----------------   ---------------

Net loss                                                     (1,394,437)          (124,074)         (2,457,711)          (814,665)

Other comprehensive loss
   Unrealized loss on investments                                    -                  -                   -                  -
                                                        ---------------    ---------------     ---------------    --------------

Comprehensive loss                                      $    (1,394,437)   $      (124,074)    $    (2,457,711)   $      (814,665)
                                                        ===============    ===============     ===============    ===============

Net loss per share                                                (0.02)             (0.01)              (0.03)             (0.02)
                                                        ===============    ===============     ===============    ===============

Weighted average per common share                            87,112,594         14,211,267          87,144,454         37,085,000
                                                        ===============    ===============     ===============    ===============

                                                 Consolidated Statements of Cash Flows

                                                                                         For the Six Months Ended
                                                                                -------------------------------------------
                                                                                                 June 30,
                                                                                -------------------------------------------
                                                                                  2001 (restated)                 2000
                                                                                -----------------            --------------
                                                                                                 (Unaudited)
Cash flow from operating activities
   Net loss                                                                      $    (2,457,711)       $      (814,665)
   Adjustments to reconcile net loss to net cash used in operating activities
     Amortization of discount on convertible notes payable                               203,013                     -

     Depreciation                                                                        516,374                128,179
     Amortization                                                                        787,128                 21,500
     Changes in assets and liabilities
       Accounts receivable                                                               (16,799)               (41,236)
       Other receivable                                                                   (3,906)                75,322

       Deposits                                                                               20                 (3,499)
       Accounts payable                                                                1,003,093                170,692
       Accrued expenses                                                                   (3,336)               (35,715)
       Deferred revenue                                                                   53,093                     -
                                                                                 ---------------        ---------------
         Net cash used in operating activities                                            80,969               (499,422)
                                                                                 ---------------        ---------------

Cash flow from investing activities
   Purchase of property and equipment                                                     (6,630)               (73,901)

   Notes receivable                                                                      (10,000)                    -
                                                                                 ---------------        ---------------
         Net cash used in investing activities                                           (16,630)               (73,901)
                                                                                 ---------------        ---------------

Cash flows from financing activities
   Payment of long term debt                                                             (56,250)               (67,931)
   Proceeds from stockholder loans                                                            -                 759,532
   Net repayments on advances from member                                                     -                 (58,450)

         Net cash provided from financing activities                                     (56,250)               633,151
                                                                                 ---------------        ---------------

Net increase (decrease) in cash                                                            8,089                 59,828

Cash, beginning of period                                                                 67,410                 11,481
                                                                                 ---------------        ---------------

Cash, end of period                                                              $        75,499        $        71,309
                                                                                 ===============        ===============

Supplemental disclosures of cash flow information:

                                                                                    For the Six Months Ended June 30,
                                                                                --------------------------------------
                                                                                      2001                  2000
                                                                                 ---------------        --------------
                                                                                                (Unaudited)

Cash paid during the year for
   Interest                                                                      $        20,447        $        38,931
   Income taxes                                                                               -                      -

                                                See notes to financial statements.

                                           Consolidated Statement of Stockholder's Equity
                                             For the Six Months Ended June 30, 2001

                               Woodcom International, Inc. (prior to merger)    Idial Networks, Inc. (formerly Desert Springs Acquisition Corp.)
                               ---------------------------------------------    ---------------------------------------------------------------
                               Common Stock $.01 Par Value                      Common Stock $.001 Par Value
                               ---------------------------                      ----------------------------
                                                                                                                                                  Accumulated         Total
                                                                Additional                                       Additional                          Other          Stockholder's
                                                                  Paid-in                                         Paid-in         Accumulated    Comprehensive         Equity
                                    Shares          Amount        Capital          Shares          Amount        In Capital          Deficit     Income (Loss)      (Deficiency)
                                    ------       ---------    --------------    -----------     ------------    -------------    -------------    ------------     --------------
Balance, December 31,
 1998                                2,000    $         20    $         280               -     $         -     $          -     $    (294,049)   $          -     $    (293,749)

Exchange of all the
 outstanding common
 stock of Woodcom
 International, Inc. for
 common stock of Idial
 Networks, Inc.
 (formerly Desert
 Springs Acquisition
 Corp.) and the related
 charge to retained
 earning to effect the
 merger of the companies            (2,000)            (20)            (280)      36,015,000          36,015          292,285               -                -           328,000

Stock issued for
 retirement debt                        -               -                -           170,000             170           55,930               -                -            56,100

Stock issued for fixed
 assets                                 -               -                -           380,000             380          124,620               -                -           125,000

Stock issued for
 intangible assets                      -               -                -           500,000             500          164,500               -                -           165,000

Stock issued for
 consulting services                    -               -                -            20,000              20            6,580               -                -             6,600

Net loss                                -               -                -                -               -                           (560,760)              -          (560,760)
                             -------------    ------------    -------------    -------------    ------------    -------------    -------------    -------------    -------------

Balance, December 31,
 1999                                   -               -                -        37,085,000          37,085          643,915         (854,809)              -          (173,809)

Stock issued with
 acquisition -
 Whoofnet.com, Inc.                     -               -                -        19,787,000          19,787        8,080,213               -                -         8,100,000

Stock issued with
 acquisition - 2
 Sendit.com, Inc.                       -               -                -         8,399,994           8,400        1,960,559               -                -         1,968,959

Stock issued to officers
 and directors                          -               -                -         5,908,460           5,908        1,748,976               -                -         1,754,884

Stock issued for
 consulting services                    -               -                -        15,964,000          15,964        4,522,357               -                -         4,538,321

Other comprehensive
 losses                                 -               -                -                -               -                -                -           (42,000)         (42,000)

Net loss from operations                -               -                -                -               -                -        (9,115,498)              -        (9,115,498)
                             -------------    ------------    -------------    -------------    ------------    -------------    -------------    -------------    -------------

Balance, December 31,
 2000                                   -               -                -        87,144,454          87,144       16,956,020       (9,970,307)         (42,000)       7,030,857

(Unaudited)

Intrinsic value of
 in-the-money conversion
 features related to
 convertible notes
 payable (restated)                     -               -                -                -               -           406,026               -                            406,026

Net loss (restated)                     -               -                -                -               -                -        (2,457,711)              -        (2,457,711)
                             -------------    ------------    -------------    -------------    ------------    -------------    --------------   -------------    -------------

Balance, June 30, 2001       $          -               -     $          -     $  87,144,454    $     87,144    $  17,362,046    $ (12,428,018)   $     (42,000)   $   4,979,172
                             =============    ============    =============    =============    ============    =============    =============    =============    =============

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

Principals of Consolidation
----------------------------

The consolidated financial statements include the accounts of Idial Networks, Inc., (Idial) and it's wholly owned subsidiaries,
Whoofnet.com, Inc., (Whoofnet) and 2Sendit.Com, Inc., (2Sendit) (collectively the Company).  All significant inter-company transactions and balances have been eliminated.

Results of operations
----------------------

The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:
                                               Three Months Ended                            Six Months Ended
                                                    June 30,                                     June 30,
                                           2001                  2000                   2001                   2000

Total revenue                                  100.0%                100.0%                 100.0%                 100.0%
Cost of sales                                  154.1                  98.4                  108.3                  104.9
                                    ----------------      ----------------       ----------------       ----------------
Gross margin                                   (81.2)                (16.9)                 (27.0)                 (23.3)
Selling, general and
  administrative                                74.5                  12.0                   56.0                   72.0
                                    ----------------      ----------------       ----------------       ----------------
EBITDA                                        (128.6)                (10.4)                 (64.3)                 (76.9)
Depreication and amortization                   27.1                  18.5                   18.7                   18.4
                                    ----------------      ----------------       ----------------       ----------------
Net operating loss                            (155.7)                 28.9                  (83.0)                  95.3
Interest expense                                13.4                   0.1                    9.0                    4.7
                                    ----------------      ----------------       ----------------       ----------------

Comprehensive loss                            (169.1)%               (29.0)%                (92.0)%                100.0%
                                    ================      ================       ================       ================

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
----------------

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
------------------------------------------------

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

The Company has also restated its financial statements for a correction of an error in accounting for in-the-money conversion features associated with its convertible notes payable.  The Company has adjusted previously reported amounts in its financial statements to comply with EITF 98-5 and EITF 00-27 related to accounting for convertible instruments with in-the-money conversion features, resulting in additional interest expense of $203,013and 101,506being recorded for the six and three months ended June 30,
2001, respectively.  The effect of the error corrections is as follows:

                                                                                      Net Loss            Loss Per Share

Three months ended June 30, 2001, as previously reported on the first
amendment to Form 10-QSB filed on November 16, 2001                              $      (1,292,930)     $             (0.01)

Three months ended June 30, 2001, as restated                                    $      (1,394,437)     $             (0.02)

Six months ended June 30, 2001, as previously reported on the first
amendment to Form 10-QSB filed November 16, 2001                                 $      (2,254,698)     $             (0.03)

Six months ended June 30, 2001, as restated                                      $      (2,457,711)     $             (0.03)

                                                         IDIAL NETWORKS, INC.
                                                           AND SUBSIDIARIES

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

Comparison of Six Months Ended June 30, 2001 and 2000

         Sales increased  $1,857,079 or 228% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.
This is primarily attributable to the increase in revenue related to the acquisition of 2Sendit.com and the expansion of our VoIP calling services.

         Selling, General and administrative expenses increased $909,960 or 155% for the six months ended June 30, 2001 compared to the same period in 2000. This increase is primarily due to amortization expense of  $787,128 related to our acquisitions for the six months ended June 30, 2001 compared to the same period in 2000

Cost of sales consist primarily of the costs of termination of long distance traffic over our networks and the wholesale cost of products purchased for resale by us. Cost of sales increased to $3,392,709 (including $500,722 of depreciation) for the six month period ended June 30, 2001 from $1,004,045 (including $149,679 of depreciation) for the six month period ended June 30, 2000. This increase was attributable to our increased sales volume in primarily both retail and wholesale and costs associated with additional sales attributable to our 2 acquisitions, 2 Sendit.com and Whoofnet.com.

         Gross loss for the period increased from approximately (23.3%) in 2000 to (27.0)% in 2001. This is primarily related to the decrease in gross profit attributable to certain foreign country regulation over our VoIP network.

Interest expense increased to $240,432 from $38,931 for the six months ended June 30, 2001 as a result of $203,013 of additional interest being recorded due to amortization of the discounts on convertible debt associated with in-the-money conversion features.
Our overall debt balances were also higher during the period compared to the prior year.

         Comprehensive loss increased to $2,457,711 or 202% for the six months ended June 30, 2001 compared to the six months ended
June 30, 2000. This increase is primarily related to the increase in depreciation from assets purchased for the expansion of our VoIP network and for amortization of goodwill associated with the purchase of Whoofnet.Com and 2Sendit.Com.

Results of operations for the three months ended June 30, 2001 and 2000.
Sales increased  $396,887 or  92.9%  for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This is primarily attributable to the increase in revenue related to the acquisition of Whoofnet.Com and 2Sendit.com and the expansion of our VoIP calling services.

General and administrative expenses increased $ 82,875 or  63.6% for the three months ended June 30, 2001 compared to the same period in 2000 exclusive of depreciation and amortization expenses. This increase is primarily due to the increase in expenses associated with the acquisition of Whoofnet.Com and 2Sendit.Com. The Company incurred an increase in depreciation and amortization expenses to $ 624,308 or  416% for the three months ended June 30, 2001 compared to the same period in 2000. This increase is primarily related to the increase in depreciation from assets purchased for the expansion of our VoIP network and for amortization of goodwill associated with the purchase of Whoofnet.Com and 2Sendit.Com.

Gross margins for the period  decreased from approximately  (16.7)%  in 2000 to  (81.2)% in 2001. EBITDA decreased   $341,660  or
107.6% to -$659,229 for the three months ended June 30, 2001 compared to -$317,569 for the three months ended June 30, 2000. These increases are primarily related to the increase in traffic over our own VoIP network and the increase in margin provided by
2Sendit.Com.

Interest expense increased to $110,900 from $680 for the three months ended June 30, 2001 as a result of $101,506 of additional interest being recorded due to amortization of the discounts on convertible debt associated with in-the-money conversion features.
Our overall debt balances were also higher during the period compared to the prior year.

Comprehensive Losses increased  $1,270,363 to  $1,394,437 or  1,024% for the three months ended June 30, 2001 compared to a comprehensive loss of $124,074 for the three months ended June 30, 2000. This increase is primarily related to the increase in depreciation from assets purchased for the expansion of our VoIP network and for amortization of goodwill associated with the purchase of Whoofnet.Com and 2Sendit.Com.

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