Form 10QSB/A
period 2001-09-30
IDIAL NETWORKS INC
filed 2002-02-01
CIK 810932

 ==============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A1

(Mark One)
X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

   For the quarterly period ended September 30, 2001

   Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of
   1934

             For the transition period from __________ to __________

                         Commission file number: 0-24962

                              iDial Networks, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                     Nevada                                   75-2863583
 (State or other jurisdiction of incorporation             (I.R.S. Employer
                or organization)                         Identification No.)

      1211 S. Parker Road, Suite    Denver, CO                 80231
    (Address of principal executive offices)                  (Zip Code)

                     Issuer's telephone number: 954-351-9860

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

==============================================================================

                         PART I--FINANCIAL INFORMATION

                         Item 1. Financial Statements.
                         -----------------------------

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                     September 30,    December 31,
                                                                          2001           2000
                                                                     ------------    ------------
                                                                       (Restated)
                                                                      (Unaudited)       (Restated)
                                     Assets
Current assets
  Cash and cash equivalents ......................................   $    308,384    $     67,410
  Accounts receivable - trade ....................................        127,138          51,531
  Investments ....................................................         31,200          31,200
  Other receivables ..............................................        123,238         105,000
  Prepaid expenses ...............................................          1,340            --

  Inventory ......................................................         10,000          10,000
                                                                     ------------    ------------
     Total current assets ........................................        601,299         265,141
                                                                     ------------    ------------

Fixed assets (net) ...............................................      1,954,306       2,576,928
                                                                     ------------    ------------

Other assets
  Notes receivable ...............................................         10,000            --
  Intangibles, net ...............................................      6,073,944       7,254,636
  Deposits .......................................................         54,460          52,618
                                                                     ------------    ------------
     Total other assets ..........................................      6,138,404       7,307,254
                                                                     ------------    ------------

Total assets .....................................................   $  8,694,009    $ 10,149,323
                                                                     ============    ============

                Liabilities and Stockholder's Equity (Deficiency)
Current liabilities
  Accounts payable ...............................................   $  1,362,700    $  1,186,824
  Accrued expenses ...............................................         82,007            --
  Accrued interest ...............................................         46,450          49,786
  Deferred revenue ...............................................         15,518          31,256
  Current portion of long-term debt, net of
  discount of $101,506 (2001) ....................................      1,573,203         111,623
                                                                     ------------    ------------
     Total current liabilities ...................................      3,079,878       1,379,489
                                                                                     ============

Long-term liabilities
  Advances from stockholder's and related
   parties .......................................................           --         1,624,103
  Notes payable, net of discount of
   $437,389 (2001) ...............................................        333,253          16,435
  Capital leases payable .........................................         66,498          98,439
                                                                     ------------    ------------
     Total long-term liabilities .................................        399,751       1,738,977
                                                                     ------------    ------------
     Total liabilities ...........................................      3,479,629       3,118,466
                                                                     ------------    ------------

Commitments

Common stock, $005 par value, 500,000,000
  shares at September 30, 2001 and 100,000,000
  shares at December 31, 2000 authorized,
  87,144,454 shares issued and outstanding in
  2001 and 2000, 37,085,000 shares issued and
  outstanding in 1999 ............................................        435,722          87,144
Preferred stock, no par value, 30,000,000
  shares  authorized, no shares issued and
  outstanding ....................................................           --              --
Additional paid in capital .......................................     17,513,341      16,956,020
                                                                                     ------------
Accumulated deficit ..............................................    (12,692,683)     (9,970,307)
                                                                                     ------------
Accumulated other comprehensive income (loss) ....................        (42,000)        (42,000)
                                                                     ------------    ------------
     Stockholder's equity (deficiency) ...........................      5,214,380       7,030,857
                                                                     ------------    ------------

Total liabilities and stockholder's equity
(deficiency) .....................................................   $  8,694,009    $ 10,149,323
                                                                     ============    ============

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                       For the Three Months Ended      For the Nine Months Ended
                                              September 30,                  September 30,
                                      ----------------------------    ----------------------------
                                           2001           2000            2001            2000
                                      ------------    ------------    ------------    ------------
                                       (Unaudited)                    (Unaudited)
                                       (Restated)     (Unaudited)      (Restated)     (Unaudited)
                                      ------------    ------------    ------------    ------------

Sales (net) .......................   $  1,733,198    $    135,438    $  4,404,509    $    949,670
Cost of sales .....................        569,834          77,524       3,461,821         931,890
Depreciation ......................        252,281         469,477         753,004         619,156
                                      ------------    ------------    ------------    ------------

Gross profit ......................        911,083        (411,563)        189,685        (601,376)

Selling, general and administrative
  expenses ........................        924,972       3,009,219       2,420,853       3,595,140
                                      ------------    ------------    ------------    ------------

Net operating loss ................        (13,889)     (3,420,782)     (2,231,169)     (4,196,516)

Other expenses
  Interest expenses ...............       (250,777)         (9,314)       (491,208)        (48,245)
                                      ------------    ------------    ------------    ------------

Net loss ..........................       (264,666)     (3,430,096)     (2,722,376)     (4,244,761)

Other comprehensive loss
  Unrealized loss on investments ..           --              --              --              --
                                      ------------    ------------    ------------    ------------

Comprehensive loss ................   $   (264,666)    $(3,430,096)    $(2,722,376)    $(4,244,761)
                                      ============    ============    ============    ============

Earnings per share
  Basic ...........................           0.00           (0.09)          (0.03)          (0.11)
                                      ============    ============    ============    ============

Weighted average number of common
  shares outstanding
  Basic ...........................     87,112,594      37,085,000      87,112,594      37,085,000
                                      ============    ============    ============    ============

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                        For the Nine Months Ended
                                                               September 30,
                                                       --------------------------
                                                           2001           2000
                                                       -----------    -----------
                                                        (Unaudited)
                                                        (Restated)     (Unaudited)
Cash flow from operating activities
  Net loss .........................................   $(2,722,376)   $(4,244,761)
  Adjustments to reconcile net loss to net cash used
   in operating activities
   Write-off of accrued interest ...................          --        2,321,198
   Stock issued for compensation ...................          --          619,156
   Amortization of discount on convertible notes
    payable ........................................       367,004
   Depreciation ....................................       779,007           --
   Amortization ....................................     1,180,692           --
   Changes in assets and liabilities
     Accounts receivable ...........................       (75,606)       (16,214)
     Other receivable ..............................       (18,238)        92,772
     Prepaid expenses ..............................        (1,340)       (40,500)
     Inventory .....................................          --             --
     Deposits ......................................        (1,842)        (5,869)
     Accounts payable ..............................       175,876        412,776
     Accrued expenses ..............................        82,008         (2,288)
     Accrued interest ..............................        (3,336)          --
     Deferred revenue ..............................       (15,737)       220,285
                                                       -----------    -----------
      Net cash used in operating activities ........      (253,890)      (643,445)
                                                       -----------    -----------

Cash flow from investing activities
  Purchase of property and equipment ...............      (156,385)       (17,871)
  Notes receivable .................................       (10,000)          --
                                                       -----------    -----------
      Net cash used in investing activities ........      (166,385)       (17,871)
                                                       -----------    -----------

Cash flows from financing activities
  Proceeds from long term debt .....................       754,207           --
  Proceeds from stockholder loans ..................        41,905        752,313

  Payment of stockholder loans .....................       (75,000)          --
  Payment of capital lease .........................       (59,863)          --
  Payment of long-term debt ........................          --             --
                                                       -----------    -----------
      Net cash provided from financing activities ..       661,249        752,313
                                                       -----------    -----------

Net increase (decrease) in cash ....................       240,974         90,997

Cash, beginning of period ..........................        67,410         11,481
                                                       -----------    -----------

Cash, end of period ................................   $   308,384    $   102,478
                                                       ===========    ===========

Supplemental disclosures of cash flow information:

Cash paid during the year for
  Interest                                             $   124,205    $    48,245
  Income taxes                                                  -               -

                    See notes to financial statements.

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Equity
                  For the Nine Months Ended September 30, 2001

                      Woodcom International, Inc.    iDial Networks, Inc. (formerly Desert Springs
                         (prior to merger)                         Acquisition Corp.)
                   --------------------------------  ---------------------------------------------
               Common Stock $.01 Par Value        Common Stock $.001 Par Value
                   ---------------------             ---------------------
                                                                                                      Accumulated
                                                                                                          Other         Total
                                         Additional                         Additional                Comprehensive  Stockholder's
                                           Paid-in                           Paid-in    Accumulated      Income         Equity
                     Shares      Amount    Capital     Shares      Amount   In Capital   Deficit         (Loss)      (Deficiency
                   ----------  ---------  ---------  ----------  ---------  ----------  ---------     -------------  -----------
Balance,
 December 31,
 1998                   2,000  $      20  $     280          -   $      -   $       -   $(294,049)     $       -      $(293,749)

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

Continued on the following page.

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Equity
                  For the Nine Months Ended September 30, 2001

Continued from previous page.

                      Woodcom International, Inc.    iDial Networks, Inc. (formerly Desert Springs
                         (prior to merger)                         Acquisition Corp.)
                   --------------------------------  ----------------------------------------------
               Common Stock $.01 Par Value        Common Stock $.001 Par Value
                   ---------------------             ---------------------
                                                                                                     Accumulated
                                                                                                        Other         Total
                                         Additional                         Additional               Comprehensive  Stockholder's
                                           Paid-in                           Paid-in    Accumulated     Income       Equity
                     Shares      Amount    Capital     Shares     Amount    In Capital   Deficit        (Loss)     (Deficiency
                   ----------  ---------  --------- ----------- ---------- ----------- ------------    --------    -----------
Stock issued  with
 acquisition -
 Whoofnet.com,
 Inc.                      -          -          -   19,787,000     19,787   8,080,213         -           -       8,100,000

Stock issued
 with
 acquisition - 2
 Sendit.com, Inc.          -          -          -    8,399,994      8,400   1,960,559         -           -       1,968,959

Stock issued to
 officers and
 directors                 -          -          -    5,908,460      5,908   1,748,976         -           -       1,754,884

Stock issued for
 consulting
 services                  -          -          -   15,964,000     15,964   4,522,357         -           -       4,538,321

Other
 comprehensive
 losses                    -          -          -           -          -           -          -           -         (42,000)

Net loss from
 operations                -          -          -           -          -           -    (9,115,498)   (42,000)   (9,115,498)
                   ----------  ---------  --------- ----------- ---------- ----------- ------------    --------   -----------

Balance,
 December 31,
 2000                      -          -          -   87,144,454     87,144  16,956,020    9,970,307)    (42,000)   7,030,857

(Unaudited)

Intrinsic value
 of in-the-money
 conversion
 features
 related to
 convertible
 notes payable
 (restated)                -          -          -           -          -      905,899         -           -         905,899

Change in par
 value of common
 stock                     -          -          -           -     348,578    (348,578)        -           -          -

Net loss
 (restated)                -          -          -           -          -           -    (2,722,376)       -      (2,722,376)
                   ----------  ---------  --------- ----------- ---------- ----------- ------------    --------   -----------

Balance,
 September 30,
 2001 (restated)   $                  -   $      -  $87,144,454 $  435,722 $17,513,341 $(12,692,683)   $(42,000)  $(5,214,380)
                   ==========  =========  ========= =========== =========  =========== ============    =========  ===========

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

                             Three Months Ended             Nine Months Ended
                               September 30,                  September 30,
                        ---------------------------    ---------------------------
                            2001            2000           2001            2000
                        -----------     -----------    -----------     -----------

Total revenue                 100.0%          100.0%         100.0%          100.0%
Cost of sales                  47.4            57.2           95.7            98.1
                        -----------     -----------    -----------     -----------
Gross margin                   52.6          (303.9)           4.3           (63.3)
Selling, general and
 administrative                53.4          2221.8           55.0           378.6
                        -----------     -----------    -----------     -----------
EBITDA                         37.1        (2,415.2)          (6.2)         (329.9)
Depreication and
 amortization                  37.9           110.5           44.5           112.0
                        -----------     -----------    -----------     -----------
Net operating loss             (0.8)       (2,525.7)         (50.7)         (441.9)
Interest expense               14.4             6.9           11.1             5.1
                        -----------     -----------    -----------     -----------

Comprehensive loss            (15.2)%      (2,532.6)%        (61.8)%        (447.0)%
                        ===========     ===========    ============    ===========

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

Restatement of Consolidated Financial Statements

The Company has restated its financial  statements  for a correction of an error
in  accounting  for  in-the-money   conversion   features  associated  with  its
convertible notes payable.  The Company has adjusted previously reported amounts in its  financial  statements to comply with EITF 98-5 and EITF 00-27 related to accounting for convertible  instruments with in-the-money  conversion  features, resulting in additional  interest expense of $367,004 and 163,991 being recorded for the nine and three months ended September 30, 2001, respectively. The effect of the error corrections is as follows:

                                                            Net Loss       Loss Per
                                                                             Share
                                                        -------------   --------------

Three months ended September 30, 2001, as previously
reported                                                $   (100,675)   $        (0.00)

Three months ended September 30, 2001, as restated      $   (264,666)   $        (0.00)

Nine months ended September 30, 2001, as previously
 reported                                               $ (2,355,372)   $        (0.03)

Nine months ended September 30, 2001, as restated       $ (2,722,376    $        (0.03)

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

                         PART I - FINANCIAL INFORMATION

Results of Operations Nine Months Ended September 30, 2001

Comparison of Nine Months Ended September 30, 2001 and 2000

     Sales increased  $3,454,839 or 364% for the nine months ended September 30,
2001  compared to the nine months ended  September  30, 2000.  This is primarily
attributable   to  the  increase  in  revenue  related  to  the  acquisition  of
2Sendit.com  ($1,744,105)  and  the  expansion  of  our  VoIP  calling  services
($2,660,404).

     Selling,  General and administrative expenses decreased $1,174,287 or 32.7%
for the nine months  ended  September  30,  2001  compared to the same period in
2000. This decrease is primarily due to the increase in amortization  expense of
$564,045  and  a  decrease  of   approximately   $1,600,000  in  consulting  and
professional  fees for the nine months ended  September 30, 2001 compared to the same period in 2000.

Cost of sales  consist  primarily of the costs of  termination  of long distance traffic over our  networks  and the  wholesale  cost of products  purchased  for resale by us.  Cost of sales  increased  to  $4,214,825  (including  $753,004 of depreciation) for the nine month period ended September 30, 2001 from $1,551,046
(including  $619,156 of depreciation)  for the nine month period ended September
30, 2000.  This  $2,663,779  increase was  attributable  to our increased  sales volume  in  primarily  both  retail  and  wholesale  and costs  associated  with
additional   sales   attributable  to  our  2   acquisitions,   2Sendit.com  and
Whoffnet.com.

     Gross profit for the period increased from approximately $23.3%) in 2000 to
4.3% in 2001. This decrease is primarily related to the decrease in gross profit attributable to certain foreign country regulation over our VoIP network.

     Interest expense  increased to $491,208 from $48,245  primarily as a result of  additional  amortization  expense of  $367,004  from  discounts  recorded on in-the-money  conversion features associated with our convertible notes payable.
We also had more debt  outstanding  during the nine months ended  September  30,
2001 than the prior year.

     Comprehensive  loss  decreased to  $2,722,376  or 35.9% for the nine months ended  September 30, 2001 compared to the nine months ended  September 30, 2000.
This increase is primarily  related to the increase in depreciation  from assets purchased for the expansion of our VoIP network and for amortization of goodwill associated with the purchase of Whoofnet.Com and 2Sendit.com

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

Interest  expense  increased  to $250,777  from $9,314  primarily as a result of
additional   amortization   expense  of  $163,991  from  discounts  recorded  on
in-the-money  conversion features associated with our convertible notes payable.
We also had higher  debt  balances  outstanding  during the three  months  ended
September 30, 2001 compared to the prior year.

Comprehensive  Losses  decreased  $3,165,430  to $264,666 or 92.2% for the three months ended September 30, 2001 compared to a  comprehensive  loss of $3,430,096 for the three months ended September 30, 2000. This decrease is primarily due to the increase in amortization expense of $564,045 and a decrease of approximately
$3,700,000 in consulting and professional fees. Liquidity and Capital Resources

Liquidity and Capital Resources

During the three months ended September 30, 2001, the Company's net cash used in operating activities was $253,890.

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
However,  no formal  agreements have been reached and no assurances can be given that such financing will be forthcoming

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
None.

Item 5. Other Information
None.

Item 6. Exhibits and reports on Form 8-K
None.

                                   SIGNATURES

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this amended Form 10-QSB  Report for the Quarter ended  September 30, 2001,  has been signed  below by the  following  person on behalf of the  Registrant  and in the capacity and on the date indicated.

January 30, 2002
                              IDIAL NETWORKS, INC.

                                   By

                              /s/Mark Wood
                                Mark Wood
                                Chairman of the Board