Form 10KSB
period 2001-12-31
IDIAL NETWORKS INC
filed 2002-04-15
CIK 810932

                              IDIAL NETWORKS, INC.
                                 AND SUBSIDIARIES

                                    FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       Commission File Number:  33-12029-D

                      for the year ended December 31, 2001

                              IDIAL NETWORKS, INC.

                                    formerly
                        Desert Springs Acquisitions, Inc.

                Nevada                                 75-2863583
   (Jurisdiction of Incorporation)        (I.R.S. Employer Identification No.)

        10800 East Bethany Drive, Suite 380, Denver, Colorado      80014
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

As  of December 31, 2001,  Due to the limited market for the Company securities, no  estimate is being supplied herewith of the market value for such securities.

As  of  December  31,  2001:

the  number  of  shares  outstanding  of  the  Registrant's  Common  Stock  was
88,118,554.

the  aggregate  number  of  shares  held  by  non-affiliates  was  approximately
29,090,640.

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

In January 2000,  Desert Springs moved its state of  incorporation  to Nevada by merger of the Colorado Corporation with and into iDial Networks,  Inc. (a Nevada corporation).  Our  administrative  offices are located at 2204 Timberloch Place
Suite 225, The Woodlands,  Texas 77380.  Our telephone  number is (281) 292-3172 and our website can be found at www.idnw.com.  The information on our website is not part of this Form 10-KSB.

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

As part of our change in business model, in August 2000, we acquired 100% of the stock of Whoofnet.com,  Inc. in exchange for the issuance of 9,893,500 shares of our common stock.

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

The Company has two material lines of business,  providing  Internet-based voice telecommunications  to  customers  around the  world,  and  providing  marketing services for various  businesses.  Revenue  attributable  to the Internet  based voice  communications was approximately  $3,858,000 and $1,729,000 for the years ended  December  31,  2001  and  2000,  respectively.  Revenue  attributable  to marketing  services was approximately  $1,872,000 an $67,000 for the years ended
December 31, 2001 and 2000, respectively.

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

Our web system  functions  as follows:  1) A  potential  customer  accesses  our website; 2) the customer follows the prompt to enter the credit card information to  purchase  the  virtual  calling  card;  3) we verify the credit  card within seconds and the  confidential  PIN and  display a toll free  number  customer to record;  and 4) the virtual calling card can be used immediately to place a call via the Internet or traditional  phones. We then store the customer  information on our database for future reference.

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

Our Wireless Services

Wireless  Application  Protocol is an industry term for the standard  technology used to provide  Internet  communications  and  advanced  telephony  services on digital mobile phones, pagers,  personal digital assistants,  and other wireless terminals.  The  wireless  market is  embracing  Wireless  Application  Protocol technology,  with a predicted  600 million  phones  using  Wireless  Application
Protocol by the end of 2003.  Europe is leading the way in Wireless  Application
Protocol,  and Forrester  Research  predicts that 219 million  Europeans will be accessing the Internet on a daily basis by 2003.  iDial, will enter the European market  with  its  own  Voice-Over-Internet-Protocol  and  Wireless  Application
Protocol applications.

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

Additional Services

Additionally  we are  currently  offering  traditional  prepaid  phone cards and
Voice-Over-Internet-Protocol  services  based  on  iDial  technology  under  the following brand names for which various trade and service marks are registered.

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

Our International Networks

Our Enhanced Services Platform.  Our enhanced services platform is a specialized telephone  switch based on  technologies  from Cisco,  Microsoft and Dialogic (a wholly owned  subsidiary of Intel Corp.).  It is connected to our website,  data base, and to our network of outgoing and incoming  telephone  lines and Internet lines. It sets up all customer  account and PIN information  when a calling card is purchased and immediately activates the calling card so it can be used at the time of purchase. The platform also accepts and evaluates all calls from calling card  holders  over the toll free number and over the  Internet and confirms the validity of the calling card and remaining balance. We have also programmed into the  platform  a lowest  cost  routing  matrix,  which is simply a program  that selects  the lowest  priced  route from our  multiple  carriers.  This means our platform will select the cheapest  route to send a call based upon where we have
established  gateways,   which  are  central  locations  housing  the  equipment
necessary to send and receive calls internationally. We believe our platform can currently  support  approximately  768  simultaneous  calls and process  over 10 million  minutes of traffic per month.  Our platform is expandable to carry more traffic by adding  additional  telephone  lines and  equipment.  Focusing on the international  market, the use of our platform is spread throughout the day as a result of the different world time zones.

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

Our Internet  Gateway  Network.  As of December 31, 2001,  we had  international gateways operational in Sri Lanka, Laos, and Thailand.  As of such date, we also had  domestic  gateways  operational  in Dallas and  Denver.  We intend to place
Internet  gateways  in  various  other  countries.  Before we place a gateway in another country,  we enter into contractual  relationships with local persons or entities  to operate  them.  We  typically  own or lease the gateway or have the right to purchase it and the local person or entity is responsible for procuring local Internet provider  connection and local telephone lines and complying with local law. Our  contracts  with the local person or entity are  generally  for a one-year term and are renewable  unless either party  declines to renew.  We pay the local  person or entity a  negotiated  rate per  minute for  terminating  or originating calls through the gateway.

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

Our engineering staff consists of software development engineers and consultants employed by our wholly  owned  subsidiary  in Sri Lanka.  We  historically  have developed and expect to continue to develop proprietary software internally. Our engineering  strategy focuses on the development of our website,  which includes
the  enhancement  of  features  and   functionally  of  our  existing   software
components,  the  development  of additional  new software  components,  and the integration of off-the-shelf components into our systems.

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

o    Multiple  High speed links (10 megabits per second or greater  each) to the
     Internet;

o    Clustered Servers for web and data base  applications  running Windows 2000
     Server, Linux and Microsoft SQL Server 2000;

o    Microsoft  Internet  Information Server 5.0 has been chosen for its ability to secure sensitive customer information through SSL encryption; and

o    Microsoft SQL Server 2000 is a relational database.  All customer names and addresses,  PINs,  number of  purchases  and call  records  are secured and stored within this database.

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
The tax moratorium  was in effect until October 2001 but  moratorium  expires at the end of its  three-year  term,  there can be no assurance that the moratorium could allow various states to impose new taxes on Internet-based  commerce.  The imposition of such taxes could have a material  adverse  effect on our business, financial condition and operating results. The same legislation that imposed the moratorium also established an Advisory  Commission to consider methods by which states could impose sales taxes on Internet transactions.

Competition

With  respect to prepaid  calling  cards,  we compete  with many of the  largest telecommunications  providers,  including AT&T, MCI WorldCom,  Qwest and Sprint.
These companies are substantially larger and have greater financial,  technical, engineering,  personnel and marketing  resources,  longer  operating  histories, greater name  recognition  and larger customer bases than we do. We also compete with smaller,  emerging  carriers in the prepaid calling card market,  including
Net2Phone,  IDT Corp.  and Delta  Three  Corp.  We may also  compete  with large operators in other countries.  These companies may have larger, more established customer bases and other competitive advantages. Deregulation in other countries could also result in significant  rate  reductions.  We believe that  additional competitors  will be attracted to the prepaid  card  market.  These  competitors include Internet-based service providers and other telecommunications companies.
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

Our New Product Lines

iDial Financial Services

iDial Financial Services plans to offer a reloadable debit card that can be used at ATM's all  around the world.  It can be used to buy gas,  groceries  or other items from merchants with debit card.

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

     EMPLOYEES.  As of December 31, 2001,  we had 18 full-time  and 10 part-time employees.  None of our employees are  represented by a labor union. We have not experienced any work stoppages and consider our employees relations to be good.

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

                        ITEM 2. DESCRIPTION OF PROPERTY.

     We maintain our administrative  offices at 10800 E Bethany Drive, Suite 380
Denver,  CO.  80014.  The  facilities  are used by our wholly  owned  subsidiary
2Sendit.com. The office site is approximately 1,500 square feet where the rental is  approximately  $1,340 per month. The facility is leased for two years ending
September 30, 2003. We maintain a facility of approximately 1,000 square feet at
5825 Sunset Blvd., Suite 116, Hollywood, CA 90028. The rent for this facility is approximately  $925 per  month  and is  leased  on a  month-by-month  basis.  We maintain a facility at 2204  Timberloch  Place Suite 225, The  Woodlands,  Texas
77380 for use by iDial Networks, Inc. and iDial Financial Services. The facility is approximately 1,800 square feet. The rent is approximately  $2,300 per month.
The lease expires in August 2003.  We maintain a facility in Colombo,  Sri Lanka of approximately  2,500 square feet. The rent is approximately  $1,500 per month and is used as a customer  service and R&D staff  facility.  We believe that our space is adequate for our current needs.  As we expand,  we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. We also believe our property is adequately covered by insurance.

                           ITEM 3. LEGAL PROCEEDINGS.

We occasionally  become involved in litigation  arising out of the normal course of business. There are no legal proceedings against us at this time.

In April 2002 we instituted legal proceedings against the former Whoofnet, Inc., a Florida corporation.  We have alleged that the former Whoofnet,  Inc. violated certain terms of the Merger and  Acquisition  Agreement dated August 7, 2000 and are seeking  damages  resulting from those  violations.  No prediction as to its outcome can be made.

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

     Of the Company's issued and outstanding  88,118,554  shares of Common Stock as of December 31, 2001, all shares,  subject to an exception for the 59,027,914 shares owned by affiliates of the Company, might be presently sold in compliance with Rule 144, in brokerage  transactions,  at such time as there may be trading in the common stock of this  Company.  Rule 144 provides  among other things and subject to certain limitations that a person holding Restricted Securities for a period of two years,  who is not an  affiliate  of the  Company,  may sell those securities,  free of  restriction  in brokerage  transactions.  Further,  shares issued  pursuant  to 1933 Act  Registration,  again  subject to  exceptions  for affiliate  ownership,  are not Restricted  Securities and are freely tradable in
brokerage   transaction.   Affiliates   are   permitted  by  Rule  144  to  sell
affiliate-owned securities (Restricted Securities held for more than on year and
Registered  Affiliate Control  Securities however long held) in limited amounts.
Possible  or  actual  sales of the  Company  s Common  Stock  under  Rule 144 or otherwise might have a depressive  effect upon the price of the Company s Common
Stock,  at such time,  if and when the  common  stock of this  Company  might be tradable in brokerage transactions.

     Our Common Stock is quoted Over-The-Counter on the Bulletin Board ( OTCBB).
The Companys trading symbol is IDNW.

     Period     High  bid     Low  bid
     ------     ---------     --------
     1st  2000     3.50          0.76
     2nd  2000     2.03          0.53
     3rd  2000     0.94          0.34
     4th  2000     0.44          0.05

     1st  2001     0.16          0.02
     2nd  2001     0.13          0.03
     3rd  2001     0.08          0.03
     4th  2001     0.05          0.03

     1st  2002     0.04          0.01

The foregoing price information is based upon inter-dealer prices without retail mark-up,  markdown or commissions and may not reflect actual transactions and is adjusted for 2-to-1 split effective in November 2000.

     (B) HOLDERS.  Management  calculates that the approximate number of holders the Company s Common Stock, as of December 31, 2001 was 2,723.

     (C)  DIVIDENDS.  No cash  dividends  have been paid by the  Company  on its
Common Stock and no such payment is anticipated in the foreseeable future.

     (D) SALES OF UNREGISTERED COMMON STOCK IN 2001. None.

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

     We   developed   an   international   Voice-Over-Internet-Protocol   (VoIP)
telecommunications  service  business.  In August  2000 we began to  expand  and change over business  model.  In August 2000, the company  purchased an Internet portal  and  marketing  company  Whoofnet.com.  In  November  2000  the  company
purchased   2sendit.com,   an  enhanced  service  provider   providing  enhanced
communications services. The Company owns 100% interest in both acquisitions and has  consolidated  the  financial  position  and  results of  operations  in the accompanying financial statements.

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

     Since inception,  we have incurred  significant  losses and, as of December
31, 2000, had an accumulated deficit of $19,299,751.  We expect operating losses and negative  cash flow to continue  through at least the third quarter of 2002.
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

                                          Year ended
                                          December 31,
                                        ---------------
                                         2001     2000
                                        --------  -----
Total revenue ......................     100.0%   100.0%
Cost of sales ......................      80.3    101.5
                                         -----     ----

Gross margin .......................      19.7     (1.5)
Selling, general and administrative.     (38.4)  (435.6)
                                         -----     ----

Operating loss .....................     (18.7)  (437.1)
Interest expense ...................     (12.3)   (8.7)
                                        -------   ------

Net loss from continuing operations.     (31.0)  (445.8)
Loss from discontinued operations ..    (131.9)   (61.1)
                                        -------    -----

Net loss ...........................    (162.9)% (506.9)%
                                        ========   ======

Year  Ended  December  31,  2001  Compared  to  Year  Ended  December  31, 2000.

Years ended December 31, 2001 and 2000

REVENUE.  Revenue  increased to $5,729,286  for the year ended December 31, 2001 from  $1,796,897  million  for 2000 as a result of the growth of our network and retail  customer  base as well as  including  a full  year of  revenue  from the operations of 2Sendit.com of  $1,871,606.  This  represents a 219% increase over
2000 as a result of this growth.

COST OF SALES. Cost of Sales.  Cost of sales consists  primarily of the costs of termination of long distance traffic over our networks and the wholesale cost of products  purchased  for resale by us.  Cost of sales  increased  to  $4,598,196
(including  $262,014 of depreciation)  for the year ended December 31, 2001 from
$1,825,704  (including  $218,370  of  depreciation)  for 2000.  This  $2,772,492 increase was primarily attributable to our increased sales volume in both retail and  wholesale.  Gross  profit was 19.7 in 2001  compared  to a gross  profit of
(1.5%) in 2000.  This  increase  was  primarily  attributable  to an increase in margins on the VoIP calling  services as a result of increased volume and vendor competition.  We expect the dollar amount of cost of sales to increase in future periods to the extent that our sales volume increases.

Selling,   general  and  administrative  expenses  consist  of  advertising  and promotional  expenditures,  payroll  and  related  expenses  for  executive  and administrative personnel,  facilities expenses,  professional services expenses, travel and other general corporate expense.  Selling, general and administrative expenses  decreased  to  $1,701,235  for 2001 from  $7,558,248  for 2000.  These expenses  for 2000  included a non-cash  charge of  $6,293,205  for the value of stock  issued at fair market value to officers and  directors  for  compensation
$1,754,884 and to various consultants for services  $4,538,321.  The decrease in stock  based  compensation  was  partially  offset by  increases  in payroll and benefits of approximately $550,000. Selling, general and administrative expenses are expected to decrease as a percentage  of revenue in future  periods  because our existing  company  infrastructure  will allow increases in revenues  without having to  incrementally  add  overhead.  However,  we expect these  expenses to increase in absolute dollars as we continue to pursue  advertising and marketing efforts,  expand our network termination  locations worldwide,  expand our staff and incur  additional  costs  related to the growth of our  business and being a public company.

Interest  expense  increased  approximately  $550,000 or 349% as a result of the interest accrual and the amortization of the discount on the convertible debt.

The loss on the disposal of the discontinued  operations increased approximately
$6.5 million as a result of the write-off of the related assets. The actual loss from operations was $930,480 compared to $1,099,000 for the years ended 2001 and
2000, respectively.

NET LOSS. We incurred a net loss of $9,329,444  for the year ended  December 31,
2001 as compared to $9,115,496  for 2000.  The net loss for 2001 was affected by loss on the disposal of the  discontinued  operations  of Whoofnet of $7,558,632 and interest expense of $703,320,  as described above. The net loss for 2000 was affected by non-cash charges of $ 6,293,205 and interest expense of $156,630.

INCOME TAXES. As of December 31, 2001, we had  approximately  $19,299,751 of net operating  loss carry  forwards for federal  income tax  purposes,  which expire beginning in 2011. We have provided a full  valuation  allowance on the deferred tax asset, consisting primarily of net operating loss carry forwards, because of uncertainty regarding its future reliability.  Limitations on the utilization of these carry forwards may result if we experience a change of control, as defined in the Internal Revenue Code of 1986, as amended,  as a result of changes in the ownership or our common stock.

RECENT DEVELOPMENTS.  As part of an ongoing Company  restructuring  program, the
Company  has merged its Dallas  operations  with its  operation  in Denver,  Los
Angeles  and  Houston.  The Company  expects to save  $250,000 in 2001 from this merger. The Dallas facility was closed on February 28, 2001.

The Company has a dispute with one of its telecommunication carriers. During the third  quarter  2000,  the company  entered into an initial  promissory  note of
$436,920 and through  December 31, 2001 had paid $109,230  against the note. The carrier  was  notified  of a  discrepancy  in  billed  rates  and that they were overcharging the Company. In an effect to fixed this problem, payments continued
through  December 2000, but with no rate remedy in the near future,  the Company discontinued payments in January 2001 and has since received a Letter of Default for the remaining balance due. The Company is seeking legal advice on filing for a legal  remedy  against  the  carrier to honor  contracted  rates.  The Company believes  the rates were  between 20% and 30% too high.  The Company has taken a conservative  approach and has  recorded  the full  liability as of December 31,
2001.

In July 2001,  the Company  decided to shift the main sales  focus of  Whoofnet,
Inc.  to our SMS  and WAP  wireless  phone  services  in  Europe.  Whoofnet  was ineffective  in seeking  revenues for our products and  subsequently  management decided  to  cease  all  Whoofnet  operations  in Q4  2001.  Upon  cessation  of operations the company  determined that all assets and goodwill of Whoofnet were either impaired or otherwise  unable to function and has written down the entire value of asets and  goodwill of Whoofnet.  The Company is  currently  seeking to reclaim the impaired assets of Whoofnet.

Liquidity and Financial Position

As of  December  31,  2001,  we had  approximately  $381,803  of cash  and  cash equivalents. As of that date, our principal commitments consisted of obligations under leases and contracts for long distance transmissions.

Net cash  provided  by  operating  activities  was  $131,717  for the year ended
December 31, 2001  compared to cash used in operating  activities of $723,441 in
2000.  Net cash  provided by operating  activities  for 2001 and 2000  primarily consisted of net operating  losses as well as increases in other assets,  offset by depreciation and amortization, non-cash charges for stock issued for services and compensation,  increases in accounts  payable,  accrued expenses and accrued interest  as  well  as a loss  on  the  disposal  of  assets  from  discontinued
operations.

Net cash from (used in) investing  activities  consists of additions to property and  equipment,  including  computer  equipment,  cash  from  acquisitions,  fax equipment and internet  gateways for voice over the Internet  transmission.  Net cash from  (used in)  investing  activities  was  $(201,622)  for the year ended
December 31, 2001 and $103,002 in 2000.

Net cash  provided by (used in) financing  activities  was $384,298 for the year ended  December  31,  2001 and  676,368  for 2000.  Net cash  used in  financing activities  for 2001 was  impacted  by an  increase  in  stockholder  loans  and proceeds from the issuance of common stock.

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

WE INCURRED NET LOSSES FROM  CONTINUING  OPERATIONS OF $1,770,812 AND $8,016,496
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001 AND 2000,  RESPECTIVELY.  WE CANNOT
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

                          ITEM 7. FINANCIAL STATEMENTS.

     Reference is made to Auditors  Report of December 31, 2001 filed  herewith.
Those financial  statements,  attached thereto are  incorporated  herein by this reference as though fully set forth herein.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We changed our independent auditors to Ehrhardt,  Keefe, Steiner & Hottman,
7979 E. Tufts  Ave.,  Suite  400,  Denver,  Colorado  80237-24843  from  Kenneth
Lieberman C.P.A.  PA, 9690 West Sample Road,  Suite 202, Coral Springs,  Florida
33065.  There has been no  disagreement  with any  auditor  about  any item.  No adverse opinion or disclaimer of opinion as to any  uncertainty,  audit scope or accounting  has been  rendered,  issued or  expressed,  during the two preceding years or at any time. However, during the two most recent fiscal years, modified opinions were issued as to the uncertainty  that the Company would continue as a going  concern.  During  the two most  recent  fiscal  years and any  subsequent interim period preceding the change, there were no disagreements with the former accountant  on any  matter of  accounting  principles  or  practices,  financial statement  disclosure,  or auditing scope or procedure  which if not resolved to the  satisfaction  of the  former  accountant,  would  have  caused  it to  make reference to the subject matter in its reports.

       ITEM 9. SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS AND 5% OWNERS.

     Common  Stock:  To the best of Company s knowledge and belief the following disclosure presents, as of the date of this report, December 31, 2001, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers  and  Directors as a group,  without  naming them,  of the Company, known to or discoverable by the Company, and the total security ownership of all persons,  entities and groups,  known to or discoverable  by Company,  to be the beneficial  owner or owners of more than five  percent  of any  voting  class of
Company s stock.  More than one  person,  entity or group  could be  beneficiary interested  in the same  securities,  so that the total of all  percentages  may accordingly exceed one hundred percent. The Company has only one class of stock, namely Common Voting Equity Shares.

NAME AND ADDRESS OF BENEFICIAL OWNER. .  AMOUNT      PERCENTAGE OF
                                         OWNERSHIP
-------------------------------------------------------------------
Mark T. Wood, Chairman of the Board . .  23,070,000           26.2%
2204 Timberloch Place Ste. 225
The Woodlands, TX  77380
-------------------------------------------------------------------
Klaus Scholz, Director and COO. . . . .   3,040,000            3.5%
2204 Timberloch Place Ste. 225
The Woodlands, TX  77380
-------------------------------------------------------------------
Thomas G. Seifert, CFO. . . . . . . . .   1,463,204            1.7%
10800 E. Bethany Ste. 380
Denver, CO  80014
-------------------------------------------------------------------
Edward J. Janusz, Director. . . . . . .     100,000            .01%
2204 Timberloch Place Ste. 225
The Woodlands, TX  77380
-------------------------------------------------------------------
Gerald Lesher . . . . . . . . . . . . .   1,200,000            1.4%
1555 Palm Beach Lakes Blvd., Suite 1510
West Palm Beach, FL  33404
-------------------------------------------------------------------
Zac Folk      . . . . . . . . . . . . .   1,000,000            1.1%
10800 E. Bethany Ste. 380
Denver, CO  80014
-------------------------------------------------------------------

All Directors and Officers Total. . . .  29,873,204           33.9%
-------------------------------------------------------------------
Carl K. Battie
77 Keniworth Gardens
HornChurch, Exxex
England  RM12 3SF . . . . . . . . . . .  13,100,000            14.9%
-------------------------------------------------------------------
George V. Stein . . . . . . . . . . . .   5,000,000            5.7%
1640 E. Layton
Englewood, CO  80110
-------------------------------------------------------------------
Lynn Lasarow. . . . . . . . . . . . . .   4,000,000            4.6%
18 Tobacco Road
Weston, CT  06883
-------------------------------------------------------------------
David Lifson. . . . . . . . . . . . . .   7,054,710            8.1%
1930 Young Street, Box 1182
Toronto, Ontario
CANADA
-------------------------------------------------------------------
Total Shares Issued and Outstanding . .  88,118,554            100%

-------------------------------------------------------------------

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     We have assembled a team of seasoned  senior  management,  and is currently recruiting other industry veterans to fill key leadership  roles.  Additionally, the Company is  augmenting  its Board of  Directors  and Board of Advisors  with skilled  executives  that can aid the growth of the Company  through  high-level access to potential  customers and strategic  alliance  partners.  The following table sets forth  certain  information  as of December 31, 2001  concerning  our executive officers.

NAME. . . . . . .  AGE  POSITION
-----------------  ---  ------------------------------------
Mark T. Wood. . .   42  Chairman of the Board
Klaus Scholz. . .   52  Chief Operating Officer and Director
Edward J. Janusz.   55  Director
Gerald Lesher . .   62  Director
Thomas G. Seifert   30  CFO
Zac Folk            27  Vice President

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

ZAC FOLK, Vice  President.  Mr. Folk is a graduate of the University of Texas in
Austin and has held numerous positions in Internet and Technology related fields in the United States and abroad.

ITEM 11.  EXECUTIVE COMPENSATION.
                                Annual Compensation                  Awards          Payouts
       (a)         (b)       (c)           (d)      (e)         (f)          (g)       (h)       (i)

                                                   Other
                                                   Annual                 Securities
    Name and                                       Compen-   Restricted   Underlying  LTIP    All other
   Principal                                       sation      Stock       Options/  Payouts   Compen-
    Position      Year      Salary       Bonus($)    ($)      Award(s)     SARs(#)     ($)     sation
---------------   ----      -------     ---------- -------   -----------  ---------- -------- ----------

Mark T. Wood      2001      $ 48,000    $  50,000
Chief Executive
Officer           2000                                      1,176,000 sh
                  1999

                              87,000                        1,750,000 sh
Thomas Seifert    2001
Chief Executive
Officer

                              34,000                        1,000,000 sh
Klaus Scholz      2001
Chief
Operating
Officer

Zac Folk          2001        20,753                         1,000,000 sh
Vice President

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have entered into the  following  related  transactions  with our  directors, officers, or affiliates:

Mark Wood,  the Company's  Chairman of the Board,  loaned the Company a total of
$1,382,060 in various loans from December 31, 1999 through December 2001.

   ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the
Registrant and in the individual capacities and on the date indicated.

                              IDIAL NETWORKS, INC.

                                    formerly
                        Desert Springs Acquisitions, Inc.

Dated:  April 15, 2002
/s/Mark  T.  Wood          /s/Klaus  Scholz
   Mark  T.  Wood             Klaus  Scholz

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

(A)  FINANCIAL  STATEMENTS.  Audited Financial  Statements:  for the years ended
     December 31, 2001 and 2000. See Exhibit FK-01.

                                Table of Contents

Independent Auditors' Report

Consolidated Financial Statements

Balance Sheet

Consolidated Statements of Operations

Consolidated Statement of Changes in Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                                                                   Exhibit FK-01

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
iDial Networks, Inc.
Denver, CO

We have audited the accompanying  consolidated  balance sheet of iDial Networks,
Inc.  as of  December  31,  2001,  and the  related  statements  of  operations, stockholders'  deficit and cash flows for the year then ended.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audit.

We conducted our audit in accordance with auditing  standards  generally accepted in the  United  States  of  America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the  financial statements are free of material  misstatement.  An audit includes  examining,  on a test basis,  evidence  supporting the amounts and  disclosures in the financial statements.  An audit also includes  assessing  the  accounting  principles  used and significant  estimates made by management,  as well as evaluating the overall
financial   statement   presentation.   We  believe  that  our  audit  provide  a
reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the financial position of iDial Networks, Inc.
as of December 31, 2001,  and the results of its  operations  and its cash flows for the year then  ended in  conformity  with  accounting  principles  generally accepted in the United States of America.

The accompanying  consolidated  financial statements have been prepared assuming the Company  will  continue as a going  concern.  As  discussed in Note 2 to the consolidated  financial  statements,  the Company has experienced  circumstances which raise  substantial doubt about its ability to continue as a going concern.
Management's  plans  regarding  those  matters also are described in Note 2. The consolidated  financial  statements  do not include any  adjustments  that might result from the outcome of this uncertainty.

                                           /s/Ehrhardt Keefe Steiner & Hottman PC
                                              Ehrhardt Keefe Steiner & Hottman PC

April 15, 2002
Denver, Colorado

Kenneth Lieberman C.P.A., P.A.                                   (954) 971-8020
4400 W. Sample Road, Suite 216                               Fax (954) 971-1623
Coconut Creek,  FL. 33077

To the Board of Directors and Stockholders
IDial Networks, Inc.
The Woodlands, Texas

We  have  audited  the  accompanying   consolidated  statements  of  operations,
stockholders' deficit and cash flow of IDial Networks,  Inc. and Subsidiaries as of  December  31,  These  financial  statements  are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects,  the financial position of IDial Networks, Inc and  Subsidiaries  as of December 31, 2000 and the results of their  operations, and their cash flows for the period then ended,  in  conformity  with  generally accepted accounting principles.

The  accompanying  financial  statements  have been  prepared  assuming that the company  will  continue as a going  concern.  As  discussed  in the notes to the financial statements,  the Company has suffered recurring losses from operations and has a working  capital  deficiency  that raise  substantial  doubt about its ability to continue as a going  concern.  Management's  plans in regard to these matters are described in notes.  The  consolidated  financial  statements do not include any adjustments that might result from the outcome of this uncertainty.

Kenneth Lieberman CPA, PA.
Coconut Creek, Florida
July 19, 2001

                              IDIAL NETWORKS, INC.

                                 Consolidated Balance Sheet
                                December 31, 2001

                                     Assets

Current assets
   Cash                                                                $     381,803
   Accounts receivable - net                                                 260,314
                                                                       -------------
     Total current assets                                                    642,117
                                                                       -------------
Non-current assets
   Property and Equipment, net                                               491,841
   Intangibles, net                                                        1,577,472
   Deposits                                                                   51,214
                                                                       -------------
     Total non-current assets                                              2,120,527
                                                                       -------------

Total assets                                                           $   2,762,644
                                                                       =============

                      Liabilities and Stockholders' Deficit

Current liabilities
   Line-of-credit                                                      $      14,704
   Accounts payable - trade                                                1,323,232
   Accrued liabilities                                                       625,315
   Deferred revenue                                                           51,485
   Current portion of long-term debt                                           7,342
   Current portion of capital lease obligation                                40,855
   Deposits                                                                   70,950
   Note payable - stockholder                                              1,527,399
   Net assets of discontinued operations                                     153,320
                                                                       -------------
     Total current liabilities                                             3,814,602
                                                                       -------------

Non-current liabilities

   Notes payable, less current portion                                       391,426
   Capital lease obligations, less current portion                            17,834
                                                                       -------------
     Total non-current liabilities                                           409,260
                                                                       -------------
     Total liabilities                                                     4,223,862
                                                                       -------------
Commitments and contingencies

Stockholders' deficit
   Preferred stock, no par value, 30,000,000 shares authorized, no
    shares issued and outstanding.                                                -
   Common Stock, $.005 par value, 500,000,000 shares authorized and
    88,118,454 shares issued and outstanding.                                440,592
   Additional paid-in capital                                             17,397,941
   Accumulated deficit                                                   (19,299,751)
                                                                       -------------
     Total stockholders' deficit                                          (1,461,218)
                                                                       -------------

Total liabilities and stockholders' deficit                            $   2,762,644
                                                                       =============

                 See notes to consolidated financial statements.

                              IDIAL NETWORKS, INC.

                      Consolidated Statements of Operations

                                                             For the Years Ended
                                                                 December 31,
                                                         ---------------------------
                                                              2001          2000
                                                         ---------------------------

Sales                                                    $   5,729,286 $   1,798,131
                                                         ---------------------------
                                                             5,729,286     1,798,131
                                                         ---------------------------

Cost of goods sold
   Cost of sales                                             4,336,182     1,607,334
   Depreciation                                                262,014       218,370
                                                         ---------------------------
     Total cost of goods sold                                4,598,196     1,825,704
                                                         ---------------------------

Gross profit (loss)                                          1,131,090       (27,573)
                                                         ---------------------------

Selling, general and administrative expenses
   General and administrative expenses                       1,701,235     7,558,248
   Depreciation and amortization                               497,347       274,045
                                                         ---------------------------
     Total selling, general, and administrative expenses     2,198,582     7,832,293
                                                         ---------------------------

Other income (expense)
   Interest expense                                           (703,320)     (156,630)
                                                         ---------------------------
                                                              (703,320)     (156,630)
                                                         ---------------------------
Loss from continuing operations                             (1,770,812)   (8,016,496)
                                                         ---------------------------

Discontinued operations
   Loss on disposal of discontinued operations              (7,558,632)   (1,099,000)
                                                         ---------------------------
                                                            (7,558,632)   (1,099,000)
                                                         ---------------------------

Net loss                                                 $  (9,329,444) $ (9,115,496)
                                                         ===========================

Basic and diluted weighted average common shares
    outstanding                                             87,536,658    48,479,304
                                                         ===========================

Basic and diluted loss from continuing
 operations per common share                             $       (0.02) $      (0.17)

Basic and diluted loss from discontinued
 operations per common share                             $       (0.09) $      (0.02)
                                                         ===========================

                 See notes to consolidated financial statements.

                              IDIAL NETWORKS, INC.

           Consolidated Statement of Changes in Stockholders' Deficit
                 For the Years Ended December 31, 2001 and 2000

                                              Common Stock        Additional                  Accumulated       Total
                                         -----------------------    Paid-in    Accumulated   Comprehensive   Stockholders'
                                            Shares      Amount      Capital      Deficit      Income/Loss       Deficit
                                         ---------------------------------------------------------------------------------

Balance - December 31, 1999               37,085,000 $    37,085 $   643,915   $  (854,809)   $         -     $   (173,809)

Stock issued with acquisition -
 Whoofnet.com, Inc.                       19,787,000      19,787   8,080,213            -               -        8,100,000

Stock issued with acquisition -
 2Sendit.com, Inc.                         8,399,994       8,400   1,960,559            -               -       1,968,959

Stock issued to officers and directors     5,908,460       5,908   1,748,976            -               -        1,754,884

Stock issued for consulting services      15,964,000      15,964   4,522,357            -               -        4,538,321

Other comprehensive losses                        -           -           -             -          (42,000)        (42,000)

Net loss from operations                          -           -           -     (9,115,498)             -       (9,115,498)
                                         ---------------------------------------------------------------------------------

Balance - December 31, 2000               87,144,454      87,144  16,956,020    (9,970,307)        (42,000)      7,030,857

Intrinsic value of in-the-money
 conversion features related to
 convertible notes payable                        -           -      905,899            -               -          905,899

Debt issuance costs on convertible debt           -           -    (139,750)            -               -         (139,750)

Change in par value of common stock               -      348,578   (348,578)            -               -               -

Stock issued for services                    974,100       4,870      24,350            -               -           29,220

Realized loss on marketable security              -           -           -             -           42,000          42,000

Net loss                                          -           -           -     (9,329,444)             -       (9,329,444)
                                         ---------------------------------------------------------------------------------

Balance - December 31, 2001               88,118,554 $   440,592 $17,397,941  $(19,299,751)     $       -     $ (1,461,218)
                                         =================================================================================

                 See notes to consolidated financial statements.

                              IDIAL NETWORKS, INC.

                     Consolidated Statements of Cash Flows

                                                              For the Years Ended
                                                                  December 31,
                                                         ---------------------------
                                                              2001          2000
                                                         ---------------------------
Cash flows from operating activities
  Net loss                                               $  (9,329,444) $ (9,115,496)
                                                         ---------------------------
  Adjustments to reconcile  to net cash provided by
   (used in) operating activities
   Stock issued for services                                    29,220     6,293,205
   Depreciation                                                575,108       596,220
   Amortization of discount on convertible debt                530,811            -
   Amortization of intangible assets                         1,007,133       616,647
   Loss on disposal of assets of discontinued operations     6,628,152            -
   Changes in assets and liabilities
     Accounts receivable - net                                (208,783)       (3,661)
     Accounts receivable - other                                95,000      (105,000)
     Inventory                                                      -         (8,000)
     Deposits                                                    1,404       (27,596)
     Accounts payable - trade                                  136,408     1,029,200
     Accrued liabilities                                       575,529       (30,214)
     Deposits                                                   70,950            -
     Deferred revenue                                           20,229        31,254
                                                         ---------------------------
                                                             9,461,161     8,392,055
                                                         ---------------------------
      Net cash provided by (used in) operating
       activities                                              131,717      (723,441)
                                                         ---------------------------

Cash flows from investing activities
  Purchase of property and equipment                          (354,942)      (26,700)
  Acquisition of Subsidiaries, net of cash acquired                 -        129,702
  Net liabilities of discontinued operations                   153,320            -
                                                         ---------------------------
      Net cash (used in) provided by investing
       activities                                             (201,622)      103,002
                                                         ---------------------------

Cash flows from financing activities
  Net advances from line-of-credit                              14,704            -
  Proceeds from issuance of long term debt                     610,250            -
  Payment on long term debt                                         -         (7,920)
  Stockholder loans                                            (96,704)       757,662
  Proceeds from issuance of common stock                            -        100,000
  Payments on long term capital leases                        (143,952)     (173,374)
                                                         ---------------------------
      Net cash provided by financing activities                384,298       676,368
                                                         ---------------------------

Net increase in cash                                           314,393        55,929

Cash - beginning of year                                        67,410        11,481
                                                         ---------------------------

Cash - end of year                                       $     381,803 $      67,410
                                                         ===========================

Supplemental disclosure of cash flow information:

Cash paid for:                      Interest
                                   ----------

    2001                          $     26,473
    2000                          $         -

Supplemental disclosure of non-cash activity:
      During  2001,  the  Company   recorded   additional  paid  in  capital  and
      discounts  on  notes  payable  totaling  $905,899  in  connection  with the issuance of convertible debt.

      In 2001,  the Company wrote off  unrealizable  assets and recognized a loss related to discontinued operations of Whoofnet (Note 3).

                 See notes to consolidated financial statements.

                              IDIAL NETWORKS, INC.

                   Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

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

Woodcomm,  LLC was  established  in May  1997 in the  state of  Nevada.  In April
1999,   Woodcomm,   LLC  was  reorganized  changing  from  an  LLC  to  a  Nevada
Corporation, Woodcomm International, Inc. (WCI).

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

On August 7, 2000,  iDial acquired 100% of the stock of Whoofnet in exchange for the issuance of  approximately  19.8 million shares of iDial common stock with a fair market value of  $8,100,000.  The  acquisition  was accounted for using the purchase  method and  accordingly  the purchase  price has been allocated to the assets acquired  aggregating  $2,479,365 and the liabilities assumed aggregating
$104,353 based on their  estimated fair values at the date of  acquisition.  The excess  of  purchase  price  over the  estimated  fair  value of the net  assets acquired, totaling approximately $5.7 million, has been recorded as goodwill and was being  amortized  using the  straight-line  method over 5 years. In November
2001, the operations of Whoofnet were discontinued (Note 3).

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

Concentrations of Credit Risk

The Company  grants  credit in the normal  course of business to customers in the
United States.  The Company  periodically  performs  credit analysis and monitors the financial condition of its customers to reduce credit risk.

During the year ended December 31, 2001,  three  customers  accounted for 25% of total revenues.  At December 31, 2001, these same customers accounted for 79% of total  accounts  receivable.  Also during the year ended  December 31, 2001, one supplier accounted for 18% of total purchases and 22% of accounts payable.

Marketable Securities

The Company  classifies  its  investment  securities in one of three  categories:
trading,   available-for-sale,   or  held-to-maturity.   Trading  securities  are
bought and held  principally  for the  purpose of selling  them in the near term.
Held-to-maturity  securities  are those  securities  in which the Company has the ability and intent to hold the  security  until  maturity.  All other  securities
not   included   in   trading   or    held-to-maturity    are    classified    as
available-for-sale.

Held-to-maturity  securities  are  recorded at amortized  cost,  adjusted for the
amortization    or   accretion   of   premiums   or   discounts.    Trading   and
available-for-sale  securities  are  recorded at fair value.  Unrealized  holding gains and losses on trading  securities  are  included  in  earnings.  Unrealized holding  gains and losses on  available-for-sale  securities  are  excluded  from earnings and are reported as a separate  component of stockholder's  equity until realized.  Transfers  of  securities  between  categories  are  recorded  at fair value at the date of transfers.

Realized gains and losses for  securities  classified as  available-for-sale  and
held-to-maturity   are   recognized  in  earnings  upon  sale  or  redemption  at
maturity.  The specific  identification  method is used to determine  the cost of securities  sold.  Discounts  or premiums  are  accreted or  amortized  using the level-interest-yield  method to the  earlier of the call date or  maturity of the related held-to-maturity security.

Property and Equipment

Property and  equipment  is stated at cost.  Depreciation  is provided  utilizing the  straight-line  method  over the  estimated  useful  lives for owned  assets, ranging from 3 to 5 years or the lease term of the related asset.

Use of Estimates

The   preparation  of  financial   statements  in  conformity   with   accounting
principles   generally   accepted  in  the  United  States  of  America  requires
management to make  estimates and  assumptions  that affect the reported  amounts of assets and  liabilities,  disclosures of contingent  assets and liabilities at the date of the  financial  statements  and the reported  amounts of revenues and expenses  during the  reporting  period.  Actual  results could differ from those estimates.

Revenue Recognition

The  Company   sells  long  distance   service   through  a  network  of  various
distributors.  The consumer of the product receives a credit card  representing a
prepaid  set  of  minutes  allowing  them  access  to  long  distance   telephone
services.  In  addition  to a fixed  amount  of  time  allotted  to each  prepaid calling  card,  each  card has a three  month  life  before  the  unused  minutes
expire.   Revenue  is  initially   recognized  in  the  fiscal  period  when  the
individual  cards are used for  their  intended  purpose.  As cards  expire,  the balances of the  remaining  unused funds are  recognized as revenue in the period of expiration. Un-expired cards with balances are recorded as deferred revenue.

The Company  recognizes  revenue from its marketing  services,  when the services contracted  for are  completed.  In some  circumstances,  contracts  will require services to be performed  over a period of two months.  In those cases,  fees are specifically  identified with the various  services to be provided and revenue is recognized  as each of the  individual  tasks are  completed.  Funds  received as deposits from future services are recorded as deferred revenues.

Revenue  from product  sales are  recognized  when the products are shipped.  Due to the  nature  of the  product,  customers  are not  given  the  right to return product.  Therefore,  management  has  elected  not to allow  for a  reserve  for future returns.

Income Taxes

The  Company  recognizes  deferred  tax  liabilities  and  assets  based  on  the differences  between the tax basis of assets and  liabilities  and their reported amounts in the  financial  statements  that will result in taxable or  deductible amounts in future years.

Intangible Assets

Intangible  assets  consist of trademarks and goodwill from the purchase price of
2Sendit over net assets  acquired by the  Company.  These  amounts are  amortized over 5 years using the straight-line method.

Advertising Costs

The Company expenses advertising costs as incurred.

Basic and Diluted Earnings Per Common Share

In  accordance  with FAS 128,  basic  earnings per share are computed by dividing net income by the number of weighted  average  common shares  outstanding  during the year.  Diluted  earnings  per share is computed by dividing net income by the number of weighted average common shares outstanding  during the year,  including potential common shares, which consisted of debt convertible to common stock..

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS Nos. 141 and 142 "Business  Combinations"  and
"Goodwill  and other  Intangible  Assets."  Statement  141  requires all business combinations  initiated  after  June  30,  2001 to be  accounted  for  using  the purchase  method.  Under the  guidance of  Statement  142,  goodwill is no longer subject to amortization  over its estimated  useful life.  Rather,  goodwill will be subject to at least an annual  assessment  for  impairment  by applying a fair value base  test.  Statement  142 is  effective  for  financial  statement  dates beginning  after  December 15,  2001.  The Company  anticipates  adoption of this statement  starting  January 2002.  The Company,  as required  under 142, will no longer  amortize  goodwill.  Goodwill  will be tested for  impairment at the time of adoption and on an annual basis.

Reclassifications

Certain  amounts  in  the  2000  consolidated  financial  statements  have  been reclassified to conform to the 2001 presentation.

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
("SFAS 128").  Under the  provisions of SFAS 128,  basic earnings per share (EPS)
is  computed  by  dividing  the net loss from  operations  for the  period by the weighted  average  number of  shares  outstanding  for the  period.  Diluted  EPS reflects  the  potential  dilution  that could occur from common  stock  issuable through  stock based  compensation  including  stock  options,  restricted  stock
awards,   warrants  and  other  convertible   securities.   Diluted  EPS  is  not
presented since the effect is antidilutive.

Convertible Notes Payable

The Company accounts for convertible notes payable with  in-the-money  conversion features in accordance  with EITF 98-5,  accordingly,  the intrinsic value of the conversion feature is initially  recorded as an addition to  paid-in-capital  and a discount on the related  convertible  notes with the discount  being  amortized over the remaining  contractual  life of the  respective  note.  Any  unamortized discount  remaining  upon  conversion  prior to the stated  maturity  date of the note is immediately recognized as interest expense.

The  accompanying  financial  statements  have been  prepared on a going  concern
basis,   which   contemplates  the  realization  of  assets  and  liquidation  of liabilities in the ordinary course of business.

The Company has  suffered  recurring  losses  from  operations  and has a working capital  deficiency  of  approximately  $1.6 million at December  31,  2001.  The
Company's  financial  statements  have been prepared on the  assumption  that the
Company  will  continue as a going  concern.  Management  has  instituted  a cost reduction  program that includes a reduction of labor and fringe  benefit  costs.
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

Note 3 - Discontinued Operations

The  accompanying  consolidated  financial  statements  reflect  the  results of operations of Whoofnet as a  discontinued  business  segment.  The  discontinued
results of operations include those direct revenues and expenses of Whoofnet.

The  results of  operations  of the  Company's  discontinued  operations  are as follows:

                                                              For the Years Ended
                                                                 December 31,
                                                         --------------------------
                                                              2001          2000
                                                         ------------  ------------

Revenue                                                  $     95,768  $      7,492
Direct costs of services                                     (245,447)     (252,597)
                                                         ------------  ------------

Gross margin                                                 (149,679)     (245,105)
                                                         ------------  ------------

Selling, general and administrative                          (202,927)     (385,544)
Amortization of goodwill                                     (577,874)     (468,351)
                                                         ------------  ------------

Net loss                                                 $   (930,480) $ (1,099,000)
                                                         ============  ============

During the fourth  quarter of 2001,  the Company  wrote off  unrealizable  assets related to the discontinued operations in the amount of $6,628,152.

The assets consist of the following:

Current assets                                           $     93,200
Equipment and software                                      1,864,921
Goodwill                                                    4,670,031
                                                         ------------
Loss on disposal of the operations of Whoofnet.com, Inc.    6,628,152
Loss  from  operations  of   Whoofnet.com   through  the
disposal date                                                 930,480
                                                         ------------

Estimated loss on disposal of Whoofnet.com, Inc.         $  7,558,632
                                                         ============

Note 4 - Property and Equipment

Property and equipment consist of the following:
                                                                        December 31,
                                                                            2001
                                                                       -------------
Computer equipment                                                     $     591,034
Software                                                                      45,696
Network equipment                                                              7,264
Telephony equipment                                                          507,889
Equipment                                                                    180,621
Furniture and fixtures                                                        19,582
                                                                       -------------
                                                                           1,352,086
Less property, plant and equipment - accumulated depreciation               (860,245)
                                                                       -------------

                                                                       $     491,841
                                                                       =============

Note 5 - Line-of-Credit

                                                                        December 31,
                                                                            2001
                                                                       -------------

$20,000  line-of-credit,  2.5% of outstanding balance is payable monthly.  Interest  is at prime plus 6.5%  (12.25% at  December
 31, 2001). Guaranteed by the Company's President.                     $    (14,704)
                                                                       -------------

                                                                       $    (14,704)
                                                                       =============

Note 6 - Income Taxes

In  assessing  the  realizability  of deferred tax assets,  management  considers whether it is more likely  that some  portion or all of the  deferred  tax assets will not be  realized.  The  ultimate  realization  of  deferred  tax  assets  is dependent  upon the  generating  of future  taxable  income during the periods in which those temporary  differences  become deductible.  Management  considers the scheduled  reversal of deferred tax liabilities,  projected future taxable income and  projections  for  future  taxable  income  over the  periods  in  which  the deferred tax assets are deductible.  The net operating loss  carryforward  may be limited  due to a change in  ownership  of the  Company  after a  portion  of the losses were  incurred.  At this time,  management  has  concluded  that it is not likely the Company will realize the benefits of these  deductible  differences as there can be no assurance  that the Company will generate the  necessary  taxable income in any future periods.

The tax effects of temporary  difference  that give rise to significant  portions of deferred tax assets and liabilities at December 31, 2001 are as follows:

                                                                        December 31,
                                                                            2001
                                                                       -------------
Net operating loss carryforward                                        $   1,512,000
Depreciation and amortization                                               (230,000)
                                                                       -------------
Net deferred tax asset                                                     1,282,000
Valuation allowance                                                       (1,282,000)
                                                                       -------------

                                                                       $          -
                                                                       =============

Note 7 - Long-Term Debt

Long-term debt consists of:
                                                                        December 31,
                                                                            2001
                                                                       -------------

Note payable in monthly  installments of $795 including interest
 at 12.9% expiring May 2003.  Collateralized by equipment.             $      23,672

Convertible  note payable in the  principal  amount of $750,000, net proceeds of $610,250.  Convertible  into 17,688,679  shares of common  stock.  In  conjunction  with this Note the  Company issued  warrants  to the  purchaser  of the note to acquire and additional  166,666 shares of the Company's common stock.  Note is shown net of  unamortized  discount of $374,904  relating to
 the   intrinsic    value   of   the    in-the-money    feature.
 Collateralized  by Company stock.  Note accrues  interest at 8%
 per annum.                                                                  375,096
                                                                       -------------
                                                                             398,768
      Less current portion                                                    (7,342)
                                                                       -------------

                                                                       $     391,426
                                                                       =============

Maturities of long-term obligations are as follows:

                       Year Ending December 31,
                       ------------------------
                                 2002                                  $      7,342
                                 2003                                       391,426
                                                                       ------------

                                                                       $    398,768
                                                                       ============

Note 8 - Capital Leases

The Company has acquired  assets under the  provisions of long-term  leases.  For financial  reporting  purposes,  minimum  lease  payments  relating to the assets have been  capitalized.  The leases  expire in August 2003.  Amortization  of the leased property is included in depreciation expense.

The  assets  under  capital  lease  have  cost and  accumulated  amortization  as follows:

                                                                        December 31,
                                                                            2001
                                                                       -------------
                                                                       $     322,719
Less                                                                        (213,179)
                                                                       -------------

                                                                       $     109,540
                                                                       =============

Maturities of capital lease obligations are as follows:

                       Year Ending December 31,
                       ------------------------
                                 2002                                  $     58,451
                                 2003                                        24,354
                                                                       ------------
                                 Total minimum lease payments                82,805
                                 Amount representing interest               (24,116)
                                                                       ------------
                                 Present value of net minimum lease
                                 payments                                    58,689
                                 Less current portion                       (40,855)
                                                                       ------------

                                 Long-term capital lease obligation    $     17,834
                                                                       ============

Note 9 - Commitments and Contingencies

Operating Leases

The Company  leases  facilities,  equipment  and  vehicles  under  non-cancelable operating leases.

Rent expense for these leases was:

                       Year Ending December 31,
                       ------------------------

                                 2001                                  $      91,989
                                 2000                                  $     156,150

Future minimum lease payments under these leases are approximately as follows:

                       Year Ending December 31,
                       ------------------------
                                 2002                                  $      51,563
                                 2003                                         33,656
                                                                       -------------

                                                                       $      85,219
                                                                       =============

Note 10 - Stockholders' Equity

Warrants

On July 6, 2001, in  conjunction  with the issuance  convertible  notes  payable, executed  on that date,  the  Company  issued  warrants  for the  purchase of the
Company's  common  stock.  Warrants  issued  under  the plan  vest on the date of execution  of the  agreement.  A total of  166,666  shares  of  common  stock are authorized for issuance under the plan.

The fair value of the  warrants  were  estimated to be  approximately  $12,000 on
the  date  of  grant  utilizing  the  Black-Scholes   model  with  the  following
assumptions:  expected life of 5 years,  374.77%  volatility,  risk-free  rate of
5.5% and a 0.00% yield.

The following table presents the activity for warrants outstanding:

                                                                          Weighted
                                                                           Average
                                                            Number of     Exercise
                                                            Warrants        Price
                                                         ---------------------------

Outstanding - December 31, 1999                                     -  $          -
Issued                                                              -             -
Forfeited/canceled                                                  -             -
Exercised                                                           -             -
                                                         ---------------------------

Outstanding - December 31, 2000                                     -             -
Issued                                                         166,666          0.06
Forfeited/canceled                                                  -             -
Exercised                                                           -             -
                                                         ---------------------------

Outstanding - December 31, 2001                                166,666 $        0.06
                                                         ===========================

All of the  outstanding  warrants  are  exercisable  and have a weighted  average remaining contractual life of 4.52.

Note 11 - Shareholder Advances

The Company received loans from  stockholders to fund  operations.  The loans are interest  bearing  at 7% per  annum  and are  convertible  at the  option  of the stockholders  into  restricted  common stock at the current market price less 20%
at the time of  conversion.  As of December 31, 2001 the loans from  stockholders totaled  $1,527,399.  The debt has been  classified as short-term at December 31,
2001 since the  stockholders  have entered into an  agreement  that  requires the
Company  to  convert  the  obligation  into  equity  securities  or to repay such obligation by June 1, 2002.

Note 12 - Segment Information

The  Company  has three  principal  operating  segments  which are (1)  providing
Internet-based  voice  telecommunication  to  customers  around  the  world,  (2)
providing a marketing  service for various  businesses  and (3)  marketing a next generation  Internet  company  designed for direct  selling to the general public through an internet  portal.  These  operating  segments were based on the nature of the  product  and the  services  offered.  Operating  segments  are defined as components  of an  enterprise  about  which  separate  financial  information  is available that is evaluated  regularly by the chief operating  decision-maker  in deciding how to allocate  resources and in assessing  performance.  The Company's chief executive  officer and chief financial  officer have been identified as the chief  decision-makers.  The Company's chief operating decision makers direct the allocation  of resources to operating  segments  based on the  profitability  and cash flow of the respective segments.

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

                                      Internet Based
                                          Voice            Marketing
Year Ended December 31, 2001         Telecommunications    Services        Total
----------------------------         -----------------------------------------------

Net sales from external customers    $       3,857,680 $   1,871,606  $   5,729,286
Gross profit                         $         910,755 $     220,335  $   1,131,090
Net operating loss                   $     (1,828,147) $      57,335  $ (1,770,812)
Interest expense                     $         701,597 $       1,723  $     703,320
Depreciation and amortization        $         704,717 $      54,644  $     759,361
Total assets                         $       2,432,169 $     330,475  $   2,762,644
Capital expenditures                 $         239,510 $     115,432  $     354,942

Year Ended December 31, 2000
----------------------------
Net sales from external customers    $       1,728,562 $      66,965  $   1,795,527
Gross loss                           $        (78,304) $      50,731  $    (27,573)
Net operating loss                   $     (7,869,664) $   (146,832)  $ (8,016,496)
Interest expense                     $         155,859 $         771  $     156,630
Depreciation and amortization        $         617,698 $      11,089  $     628,787
Total assets                         $       2,799,353 $     244,760  $   3,044,113
Capital expenditures                 $          26,700 $          -   $      26,700

Note 13 - Litigation

In April  2002,  the  Company  instituted  legal  proceeding  against the former
Whoofnet, Inc. The Company alleges that Whoofnet, Inc. violated certain terms of the merger and Acquisiton Agreement dated August 7, 2000 and are seeking damages resulting from those violations. No prediction as to its outcome can be made.

Note 14 - Subsequent Events

In February  through April of 2002 the Company issued  3,420,000 shares of common stock in partial payment of convertible notes payable.

On  February  28,  2002 the  Company  issued  14,377,000  shares of common  stock related  to  services  performed  in 2001.  The  fair  value  of the  shares  was determined  to be  approximately  $381,000.  This  amount is  included in accrued expenses as of December 31, 2001.

On  March  7,  2002  the  Company  entered  into a  three  year  contract  with a telephone  company for the  purchase of phone  service for resale.  The  contract requires  that the  Company  purchase  $5,400,000  in phone  service  during  the length  of the  contract.  If this  commitment  is not met  the  Company  will be liable for the  difference  between  service  purchased and the total  contracted amount.

 (B)  FORM  8-K  REPORTS.

On November 16, 2001,  the Company filed a Form 8-K containing the Balance Sheet of  Whoofnet.Com,  Inc. and subsidiary (a development  stage company) as of July
31, 2000 and consolidated statement of loss, cash flows and stockholder's equity for the period from inception (March 6, 2000) to July 31, 2000.

On November 7, 2001,  the Company filed a Form 8-K reporting the  acquisition of all of the outstanding  capital stock of 2SENDIT.COM,  Inc., in exchange for the issuance of 4,199,998 shares of the Company's common stock. The balance sheet of
2SENDIT.COM,  Inc.,  as of December  31,  1999,  and the related  statements  of operations,  accumulated  deficit and cash flows for the year ended December 31,
1999 and for the period from June 23, 1998 (inception) to December 31, 1998 were filed as an exhibit.

(c)  List of exhibits

The following exhibits are filed as part of this filing:

Exhibit No.              Exhibit
-----------              -------

2.1                      Plan of Reorganization, dated November 30, 1999 (1)
2.2                      Agreement and Plan of Reorganization, dated October 12,
                         2002 (2)
3.1                      Certificate of Incorporation of iDial (3)
3.2                      Bylaws of iDial (4)
4.1                      Convertible Note issued to Laurus Master Fund dated
                         July 6, 2001(5)
4.2                      Warrant issued to Laurus Master Fund dated July 6,
                         2001(5)
4.3                      Security Agreement dated July 6, 2001 (5)
5.1                      Opinion of Sichenzia, Ross, Friedman & Ference LLP (5)
10.1                     Subscription Agreement between iDial and Laurus Master
                         Fund dated July 6, 2001(5)
16.1                     Letter on Change in Certifying Accountant(6)
23.1                     Consent of Ehrhardt Keefe Steiner & Hottman PC

(1)                      Incorporated by reference to the Company's Form 8-K
                         filed on December 20, 1999
(2)                      Incorporated by reference to the Company's Form 8-K
                         on October 12, 2000
(3)                      Incorporated by reference to the Company's Form 10-SB
                         on April 13, 2000
(4)                      Incorporated by reference to the Company's Form 8-K
                         filed on August 2, 2001
(5)                      Incorporated by reference to the Company's Form SB-2
                         filed on July 17, 2001
(6)                      Incorporated by reference to the Company Form 8-K
                         filed on April 5, 2002.