Form 10QSB
period 2002-03-31
IDIAL NETWORKS INC
filed 2002-05-15
CIK 810932

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB

                                         (Mark One)
  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                            1934

                       For the quarterly period ended March 31, 2002

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
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation of organization)                      Identification No.)

                          10800 E. Bethany Drive, Aurora, CO 80014
                    (Address of principal executive offices) (Zip Code)

                          Issuer's telephone number: 281-292-8244

     (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or
15(d) of the  Exchange  Act  during  the past 12  months  (or for  such  shorter  period that the registrant  was  required  to file such  reports),  and (2) has been  subject to
such filing requirements for the past 90 days. Yes  X    No ___
                                                   ---

As of March 31, 2002, the registrant had 104,980,554 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes       No X
                                                               ---     ---

                                    IDIAL NETWORKS, INC.
                                      AND SUBSIDIARIES

                               PART I - FINANCIAL INFORMATION
Item 1 Financial Statements.
----------------------------

                                 Consolidated Balance Sheet

                                                             March 31,      December 31,
                                                               2002            2001
                                                           -----------     -----------
                                                            (unaudited)      (audited)
                                         Assets
Current assets
  Cash                                                      $  334,435      $  381,803
  Accounts receivable - net                                    167,726         260,314
                                                            ----------      ----------
      Total current assets                                     502,161         642,117
                                                            ----------      ----------

Non-current assets
  Property and equipment, net                                  425,915         491,841
  Intangibles, net                                           1,566,722       1,577,472
  Deposits                                                      75,129          51,214
                                                            ----------      ----------
      Total non-current assets                               2,067,766       2,120,527
                                                            ----------      ----------

Total assets                                                $2,569,927      $2,762,644
                                                            ==========      ==========

                          Liabilities and Stockholders' Deficit
Current liabilities
  Line-of-credit                                            $       -       $   14,704
  Accounts payable - trade                                   1,692,488       1,323,232
  Accrued liabilities                                          258,211         625,315
  Deferred revenue                                              60,568          51,485
  Current portion of long-term debt                            418,041           7,342
  Current portion of capital lease obligation                   30,362          40,855
  Deposits                                                          -           70,950
  Note payable - stockholder                                 1,525,030       1,527,399
  Net liabilities of discontinued operations                   153,320         153,320
                                                            ----------      ----------
      Total current liabilities                              4,138,020       3,814,602
                                                            ----------      ----------

Non-current liabilities
  Note payable, less current portion                            13,180         391,426
  Capital lease obligations, less current portion               18,112          17,834
                                                            ----------      ----------
      Total non-current liabilities                             31,292         409,260
                                                            ----------      ----------
      Total liabilities                                      4,169,312       4,223,862
                                                            ----------      ----------

Commitments and contingencies

Stockholders' deficit
  Preferred stock, no par value, 30,000,000 shares
   authorized, no shares issued and outstanding                     -               -
  Common stock, $.005 par value, 500,000,000 shares
  authorized and 104,980,554 (2002) and 88,118,454
  (2001) shares issued and outstanding                         524,902         440,592
  Additional paid in capital                                17,733,369      17,397,941
  Accumulated deficit                                      (19,857,656)    (19,299,751)
                                                            ----------      ----------
      Total stockholders' deficit                           (1,599,385)     (1,461,218)
                                                            ----------      ----------

Total liabilities and stockholders' deficit                 $2,569,927      $2,762,644
                                                            ==========      ==========

                 See notes to consolidated financial statements.

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                     March 31,
                                                            --------------------------
                                                               2002            2001
                                                            ----------      ----------
                                                            (unaudited)     (unaudited)

Sales                                                      $  1,189,476    $  1,799,168
                                                           ------------    ------------

Cost of goods sold
  Cost of sales                                               1,068,603       1,498,858
  Depreciation                                                   56,010         277,654
                                                           ------------    ------------
      Total cost of sales sold                                1,124,613       1,776,512
                                                           ------------    ------------

Gross profit                                                     64,863          22,656
                                                           ------------    ------------

Selling, general and administrative expenses
  General and administrative expenses                           469,550         378,536
  Depreciation and amortization                                  26,334         112,622
                                                           ------------    ------------
      Total selling, general and administrative expenses        495,884         491,158
                                                           ------------    ------------

Other expense
  Interest expense                                             (126,884)       (147,368)
                                                           ------------    ------------
      Total other expense                                      (126,884)       (147,368)
                                                           ------------    ------------

Net loss from continuing operations                        $   (557,905)   $   (615,870)
                                                           ============    ============

Loss from discontinued opeations                                   --          (465,240)
                                                           ============    ============

Net loss                                                   $   (557,905)   $ (1,081,110)
                                                           ============    ============

Basic and diluted loss from discontinued operations
 per common share                                                  --              (.01)
                                                           ============    ============

Basic and diluted loss from continuing operations per
 common share                                              $      (0.01)   $      (0.01)
                                                           ============    ============

Basic and diluted weighted average common shares
 outstanding                                                 93,705,576      87,144,454
                                                           ============    ============

                 See notes to consolidated financial statements.

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                             For the Three Months Ended
                                                                     March 31,
                                                            ---------------------------
                                                               2002             2001
                                                            ----------      -----------
                                                                    (unaudited)
Cash flows from operating activities
  Net loss                                                  $ (557,905)    $(1,081,110)
                                                            ----------     -----------
  Adjustments to reconcile to net cash provided by
   (used in) operating activities
   Stock issued for services                                   419,738              -
   Depreciation                                                 71,594         285,630
   Amortization of discount on convertible notes payable        75,146         101,506
   Amortization of intangible assets                            10,750         393,564
   Changes in assets and liabilities
     Accounts receivable - net                                  92,588         (54,824)
     Accounts receivable - other                                                (3,096)
     Deposits                                                  (23,914)             (5)
     Accounts payable - trade                                  369,256         357,540
     Accrued expenses                                         (365,171)         27,713
     Deposits                                                  (70,950)             -
     Deferred revenue                                            9,083          59,390
                                                            ----------      ----------
                                                               549,692       1,167,418
                                                            ----------      ----------
      Net cash (used in) provided by operating
activities                                                      (8,213)         86,307
                                                            ----------      ----------

Cash flows from investing activities
  Purchase of property and equipment                            (5,671)         (6,630)
                                                            ----------      ----------
      Net cash used in investing activities                     (5,671)         (6,630)
                                                            ----------      ----------

Cash flows from financing activities
  Net advances from line-of-credit
  Payment on line-of-credit                                    (14,704)             -
  Proceeds from issuance of long-term debt                                          -
  Payment on long-term debt                                     (6,197)        (12,436)
  Stockholder loans                                             (2,369)             -
  Payments on long-term capital leases                         (10,214)             -
                                                            ----------      ----------
      Net cash (used in) financing activities                  (33,484)        (12,436)
                                                            ----------      ----------

Net (decrease) increase in cash                                (47,268)         67,241

Cash - beginning of year                                       381,803          67,410
                                                            ----------      ----------

Cash - end of year                                          $  334,435      $  134,651
                                                            ==========      ==========

Cash paid for:                      Interest
                                    --------

2002                              $    7,199
2001                              $   45,862

Supplemental disclosure of non-cash activity:
      During the first quarter of 2002, the Company converted notes payable of $36,496 and accrued interest of $1,933 into 2,485,000 shares of common stock.

                 See notes to consolidated financial statements.

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

The Company's administrative offices are located at 2204 Timberloch Place, Suite
225, The Woodlands,

TX 77380, and the telephone number is (281) 292-8244.  The Company's website can be found at  www.idnw.com.  The  information  on the website is not part of this
Form 10-QSB.

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
During  calendar  year  2000,  the  Company's  management  decided to change its business model from a telephony  service provider only, to that of a diversified product sales company.  As part of the change in business focus, in August 2000, the Company acquired 100% of the stock of Whoofnet.com, Inc. ("Whoofnet.com"), a
Florida corporation,  in exchange for the issuance of -19,787,000 new investment shares of common stock in the  Company.  The  operations  of  Whoofnet.com  were discontinued in the fourth quarter of 2001.

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
Operating  results  for the quarter  ended  March 31,  2002 are not  necessarily indicative  of the results that may be expected for the year ended  December 31,
2002. For further  information,  refer to the consolidated  financial statements and footnotes included in the Company's annual report on Form 10-KSB.

Principals of Consolidation

The  consolidated  financial  statements  for 2002 include the accounts of Idial
Networks,  Inc.,  (Idial) and it's wholly  owned  subsidiary  2Sendit.Com,  Inc.
(2Sendit)  (collectively  the Company).  The operations of Whoofnet.com are also included in the  statement  of  operations  for the three months ended March 31,
2001.  All  significant  inter-company   transactions  and  balances  have  been
eliminated.  As the operations of this segment were  discontinued  in the fourth quarter of 2001, the related operations are included as discontinued operations.

Results of Operations

The following  table sets forth  statement of operations data as a percentage of revenues for the periods indicated:

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                       2002             2001
                                                    ----------      -----------

Total revenue                                            100.0%          100.0%
Cost of sales                                             94.5           100.3
Gross margin                                               5.5            (0.3)
Selling, general and administrative                        9.5            26.0
EBITDA                                                   (29.3)          (13.8)
Depreciation and amortization                             (6.9)          (36.8)
Net operating loss                                        36.2            50.6
Interest expense                                          10.7             8.0
                                                    ----------      ----------

                                                         (46.9)%         (58.5)%
                                                    ==========      ==========

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

Reclassifications

Certain  amounts in the 2001  financial  statements  have been  reclassified  to conform to the 2002 presentation.

Property and Equipment

Property and  equipment  are stated at cost;  equipment  under  capital lease is stated at the lower of fair market value or net present  value of minimum  lease payments  at  inception  of the  leases.  Depreciation  is  computed  using  the straight-line  method  over the  estimated  useful  lives or lease  terms of the related assets of three to five years.

Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS Nos. 141 and 142 "Business  Combinations" and
"Goodwill  and other  Intangible  Assets."  Statement  141 requires all business combinations  initiated  after  June 30,  2001 to be  accounted  for  using  the purchase  method.  Under the  guidance of Statement  142,  goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test.  Statement 142 is effective for financial  statement  dates beginning after December 15, 2001. The Company  adopted this  statement  starting  January
2002. The Company, as required under 142, no longer amortizes goodwill. Goodwill will be tested  for  impairment  during the  second  quarter  of 2002.  Although management believes there will be an impairment,  the amount of such  impairment is unknown at this time.

Revenue Recognition

The  Company  sells   long-distance   service   through  a  network  of  various
distributors.  The consumer of the product receives a credit card representing a prepaid set of minutes allowing them access to long-distance telephone services.
In addition to a fixed  amount of time  allotted to each prepaid  calling  card, each card has a three-month  life before the unused minutes  expire.  Revenue is initially recognized in the fiscal period when the individual cards are used for their intended  purpose.  As cards expire,  the balances of the remaining unused funds are  recognized as revenue in the period of expiration.  Un-expired  cards with balances are recorded as deferred revenue.

The Company  recognizes  revenue from its  marketing  services when the services contracted  for are  completed.  In some  circumstances,  contracts will require services to be performed over a period of two months.  In those cases,  fees are specifically  identified with the various services to be provided and revenue is recognized as each of the  individual  tasks are  completed.  Funds  received as deposits from future services are recorded as deferred revenues.

Revenue from product sales are recognized when the products are shipped.  Due to the nature of the product,  customers are not given the right to return product.
Therefore, management has elected not to allow for a reserve for future returns.

Fair Value of Financial Instruments

The  carrying  amounts  of  financial   instruments   including  cash,  accounts
receivable,  accounts payable, and accrued expenses approximate fair value as of
March  31,  2002,  as a  result  of  the  relatively  short  maturity  of  these instruments.  The fair value of the notes  receivable  approximate  the carrying value as both the stated rate and  discount  rate on the notes  approximate  the estimated current market rate.

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

We have integrated the economics of Voice-Over-Internet-Protocol technology, the conversion of voice data into digital data for  transmission  over the Internet, with the  convenience  of  conventional  telephone  services to enable  Internet initiated telephone services.  With this iDial technology,  we are able to offer consumers and businesses  telephone  services at costs approaching the wholesale rates of carriers.  Unlike some competitors who offer personal computer to phone services,  iDial's web based services are  provisioned  via the Internet but all calls are currently  made phone to phone.  The majority of PC owners do not have microphones and telephony services. iDial delivers high quality, traditional and
Voice-Over-Internet-Protocol telephony services to consumers and businesses.

WIRELESS  APPLICATION  PROTOCOL  (WAP)  is an  industry  term  for the  standard technology  used to  provide  Internet  communications  and  advanced  telephony services on digital mobile phones,  pagers,  personal  digital  assistants,  and other wireless terminals.  The wireless market is embracing Wireless Application
Protocol  technology,  with  a  predicted  600  million  phones  using  Wireless
Application Protocol by the end of 2003.

Additionally  we are  currently  offering  traditional  prepaid  phone cards and
Voice-Over-Internet-Protocol  services  based  on  iDial  technology  under  the following brand names for which various trade and service marks are registered.

NETPHONECARD  www.netphonecard.com  Web initiated  worldwide phone calls with US dial tone and low tariffs.

IDIALDIRECT  www.idialdirect.com.  A  complete  communications  portal  offering flat-rate US products and worldwide access products.

PHONE-ME-NOW www.phonemenow.com. An iDial e-commerce tool. A Phone-Me-Now button is places on a website  that  allows a customer  to initiate a call to his phone from a representative of the Company that is hosting the site.

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

EMPLOYEES. As of March 31, 2002, we had 18 full-time and 10 part-time employees.
None  of our  employees  are  not  represented  by a labor  union.  We have  not experienced any work stoppages and consider our employees relations to be good.

OUR FUTURE PERFORMANCE depends in significant part upon the continued service of our key technical and senior management  personnel,  none of who are bound by an employee agreement requiring service for any defined period of time. The loss of services  of one or more of our key  employees  could  have a  material  adverse effect on our business,  financial  condition and operating results.  Our future success also depends in part upon our continued ability to attract,  hire, train and retain highly qualified technical and managerial personnel.  Competition for such  personnel is intense and there can be no assurance  that we can retain our key personnel in the future.

Item 2 Results of Operations Three Months Ended March 31, 2002

Results of operations for the three months ended March 31, 2002 and 2001.

Sales  decreased  $609,692  or 34% for the three  months  ended  March 31,  2002
compared  to  the  three  months  ended  March  31,  2001.   This  is  primarily
attributable to the bankruptcies of large  telecommunications  providers and the decrease in revenue from 2Sendit.com.

General  and  administrative  expenses  increased  $91,014  or 24% for the three months  ended  March  31,  2002  compared  to the  same  period  in 2001  net of depreciation  and  amortization  expenses.  This  increase is  primarily  due to increases in wages and benefits. The Company  incurred a decrease in depreciation  and  amortization  expenses to $86,228 or 77% for the three months ended March 31,  2002  compared  to the same  period in 2001.  This  decrease is primarily  related to  implementation of SFAS 142 "Goodwill and Other Intangible
Assets", under which goodwill is no longer subject to amortization.

Gross margins for the period increased from  approximately 2% in 2001 to 5.5% in
2002. This increase is primarily related to the increase in traffic over our own
Voice-Over-Internet-Protocol  network  and the  increase  in margin  provided by wholesale traffic.

Interest expense decreased to $126,884 for the three months ended March 31, 2002 from  $147,368  for the three  months  ended  March 31,  2001 due to the company completing several lease obligations during the first quarter.

Net loss from continuing  operations decreased to $557,905 or 9.4% for the three months  ended March 31, 2002  compared to the three months ended March 31, 2001.
This decrease is primarily related the decrease in the amortization of goodwill.

Liquidity and Capital Resources

During the three  months ended March 31, 2002,  the  Company's  net cash used in operating activities was $8,213. This shortfall was primarily funded by accounts receivable.

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

                                 Part II: OTHER INFORMATION

Item 1. Legal Proceedings

In April 2002 we instituted legal proceedings against the former Whoofnet, Inc., a Florida  corporation and Carl Battie in state district court located in Dallas
County,  Texas. We have alleged that the former Whoofnet,  Inc. violated certain terms of the  Merger  and  Acquisition  Agreement  dated  August 7, 2000 and are seeking damages  resulting from those violations and recession of the merger and acquisition agreement. No prediction as to its outcome can be made.

Item 2. Change in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and reports on Form 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K.

        On March 28,  2002,  we filed a Form 8-K  reporting  that we  dismissed  our  former independent  auditor,  Kenneth  Lieberman,  CPA, PA, based on that such action was in our best  interest.  Effective as of that date, we engaged  Ehrhardt  Keefe Steiner & Hottman
   PC as our new independent auditor.

                                         SIGNATURES

      Pursuant to the requirements of the Securities  Exchange Act of 1934, this Form 10-QSB
Report,  for the Quarter ended March 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

May 15, 2002
                              IDIAL NETWORKS, INC.

                                   By

                              /s/Mark Wood
                              ---------------------
                                Mark Wood
                              Chairman of the Board