Form 10QSB
period 2002-06-30
IDIAL NETWORKS INC
filed 2002-08-12
CIK 810932

============================================================================

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB

                                         (Mark One)
  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                            1934

                        For the quarterly period ended June 30, 2002

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

                          Issuer's telephone number: 281-465-3100

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

As of August 8, 2002, the registrant had 118,831,054 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      No _X__

============================================================================

                                    IDIAL NETWORKS, INC.
                                      AND SUBSIDIARIES

                               PART I - FINANCIAL INFORMATION
Item 1 Financial Statements.

                                 Consolidated Balance Sheet

                                                                            December 31,
                                                           June 30, 2002        2001
                                                            (unaudited)      (audited)
                                                           -------------    ------------
                                         Assets
Current assets
  Cash                                                      $  503,332      $  381,803
  Accounts receivable - net                                    832,272         260,314
                                                           -----------      ----------
      Total current assets                                   1,335,604         642,117
                                                           -----------      ----------

Non-current assets
  Property and equipment, net                                  862,847         491,841
  Intangibles, net                                             107,500       1,577,472
  Deposits                                                      76,411          51,214
                                                           -----------      ----------
      Total non-current assets                               1,046,758       2,120,527
                                                           -----------      ----------

Total assets                                                $2,382,362      $2,762,644
                                                           ===========      ==========
                          Liabilities and Stockholders' Deficit
Current liabilities
  Line-of-credit                                            $       -       $   14,704
  Accounts payable - trade                                   2,827,160       1,323,232
  Accrued liabilities                                          397,837         625,315
  Deferred revenue                                              81,266          51,485
  Current portion of long-term debt                            407,706           7,342
  Current portion of capital lease obligation                   56,907          40,855
  Deposits from customers                                           -           70,950
  Note payable - stockholder                                 1,504,945       1,527,399
  Net liabilities of discontinued operations                   153,320         153,320
                                                           -----------      ----------
      Total current liabilities                              5,429,141       3,814,602
                                                           -----------      ----------

Non-current liabilities
  Note payable, less current portion                             9,915         391,426
  Capital lease obligations, less current portion                3,229          17,834
                                                           -----------      ----------
      Total non-current liabilities                             13,144         409,260
                                                           -----------      ----------
      Total liabilities                                      5,442,285       4,223,862
                                                           -----------      ----------

Commitments and contingencies

Stockholders' deficit
  Preferred stock, no par value, 30,000,000 shares
   authorized, no shares issued and outstanding                     -               -
  Common stock, $.005 par value, 500,000,000 shares
  authorized and 118,831,054 (2002) and 88,118,454
  (2001) shares issued and outstanding                         594,155         440,592
  Additional paid in capital                                17,938,007      17,397,941
  Accumulated deficit                                      (21,592,085)    (19,299,751)
                                                           -----------      ----------
      Total stockholders' deficit                           (3,059,923)     (1,461,218)
                                                           -----------      ----------

Total liabilities and stockholders' deficit                 $2,382,362      $2,762,644
                                                           ===========      ==========

                See notes to consolidated financial statements.

                                    IDIAL NETWORKS, INC.
                                      AND SUBSIDIARIES

                      Unaudited Consolidated Statements of Operations

                                  Three Months Ended June 30,    Six Months Ended June 30,
                                  ---------------------------    -------------------------
                                       2002          2001          2002          2001
                                    -----------   ----------     ----------   ----------

Sales                               $ 3,308,779   $  776,375     $4,498,255   $2,575,543
                                    -----------   ----------     ----------   ----------

Cost of goods sold
  Cost of sales                       2,556,895    1,147,682      3,625,498    2,639,390
  Depreciation                           35,003       65,503         91,013      131,005
                                    -----------   ----------     ----------   ----------
      Total cost of goods sold        2,591,898    1,213,185      3,716,511    2,770,395
                                    -----------   ----------     ----------   ----------

Gross profit                            716,881     (436,810)       781,744     (194,852)
                                    -----------   ----------     ----------   ----------

Selling, general and
administrative expenses
  General and administrative
expenses                                836,704      303,256      1,306,254      867,041
  Depreciation and amortization          33,684       74,969         60,018      224,906
                                    -----------   ----------     ----------   ----------
      Total selling, general and
       administrative expenses          870,388      378,225      1,366,272    1,091,947
                                    -----------   ----------     ----------   ----------

Other expense
  Gain from sale of assets                1,816           -           1,816           -
  Interest expense                     (134,266)    (110,900)      (261,150)    (240,432)
                                    -----------   ----------     ----------   ----------
      Total other expense              (132,450)    (110,900)      (259,334)    (240,432)
                                    -----------   ----------     ----------   ----------

Net loss from continuing
operations                             (285,957)    (925,935)      (843,862)  (1,527,231)
                                    -----------   ----------     ----------   ----------

Loss from discontinued operations            -      (468,502)            -      (930,480)
                                    -----------   ----------     ----------   ----------

Cumulative effect of accounting
change                                       -            -      (1,448,472)          -
                                    -----------   ----------     ----------   ----------

Net loss                            $  (285,957) $(1,394,437)   $(2,292,334) $(2,457,711)
                                    ===========   ==========     ==========   ==========
Basic and diluted loss from
 continuing operations per
 common share                       $        -    $    (0.01)   $     (0.01)  $    (0.02)
                                    ===========   ==========     ==========   ==========

Basic and diluted loss from
 discontinued operations per
 common share                       $        -    $    (0.01)   $        -    $    (0.01)
                                    ===========   ==========     ==========   ==========

Basic and diluted loss per share
 from accounting change             $        -    $       -     $     (0.01)  $       -
                                    ===========   ==========     ==========   ==========

Basic and diluted loss per share    $        -    $    (0.02)   $     (0.02)  $    (0.03)
                                    ===========   ==========     ==========   ==========

Basic and diluted weighted
 average common shares
 outstanding                        113,890,360   87,112,594    103,797,968   87,144,454
                                    ===========   ==========    ===========   ==========

                See notes to consolidated financial statements.

                                    IDIAL NETWORKS, INC.
                                      AND SUBSIDIARIES

                      Unaudited Consolidated Statements of Cash Flows

                                                         For the Six Months Ended June 30,
                                                         ---------------------------------
                                                               2002              2001
                                                         ---------------     -------------
Cash flows from operating activities
  Net loss                                                  $(2,292,334)    $(2,457,711)
                                                            -----------     -----------
  Adjustments to reconcile to net cash provided by
   (used in) operating activities
   Stock issued for services                                    546,310              -
   Depreciation                                                 129,361         355,911
   Amortization of discount on convertible notes payable        163,511         203,013
   Amortization of intangible assets                             21,500         787,128
   Cumulative effect of accounting change                     1,448,472              -
   Changes in assets and liabilities
     Accounts receivable - net                                 (571,958)        (16,799)
     Accounts receivable - other                                     -           (3,906)
     Deposits                                                   (25,197)             20
     Accounts payable - trade                                 1,503,928       1,163,556
     Accrued expenses                                          (218,805)         (3,336)
     Deposits from customers                                    (70,950)             -
     Deferred revenue                                            29,781          53,093
                                                            -----------     -----------
                                                              2,955,953       2,538,680
                                                            -----------     -----------
      Net cash provided by operating activities                 663,619          80,969
                                                            -----------     -----------

Cash flows from investing activities
  Purchase of property and equipment                           (552,367)         (6,630)
  Proceeds from sale of equipment                                50,184              -
  Gain on sale of equipment                                       1,816              -
  Notes receivable                                                   -          (10,000)
                                                            -----------     -----------
      Net cash used in investing activities                    (500,367)        (16,630)
                                                            -----------     -----------

Cash flows from financing activities
  Payment on line-of-credit                                     (14,704)             -
  Payment on long-term debt                                      (6,012)        (56,250)
  Payment on stockholder loans                                  (22,454)             -
  Capital leases, net                                             1,447              -
                                                            -----------     -----------
      Net cash used in financing activities                     (41,723)        (56,250)
                                                            -----------     -----------

Net increase in cash                                            121,529           8,089

Cash - beginning of year                                        381,803          67,410
                                                            -----------     -----------
Cash - end of period                                         $  503,332      $   75,499
                                                            ===========     ===========

Supplemental disclosure of cash activity:

    Cash paid for interest was $15,778 (2002) and $20,447 (2001).

Supplemental disclosure of non-cash activity:

    During 2002,  the Company  converted  notes payable of $138,646 and accrued  interest of
    $8,673 into 11,335,500 shares of common stock.

    During  2002,  the Company  issued  19,377,000  shares of common  stock in the amount of
    $546,310 for professional services rendered.

    During  2002,  the  Company  impaired  goodwill  and  recognized  a loss  related to the impairment of goodwill (Note 2).

                See notes to consolidated financial statements.

                                    IDIAL NETWORKS, INC.
                                      AND SUBSIDIARIES

                    Notes to Unaudited Consolidated Financial Statements

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

The Company's  administrative  offices are located at 2204 Timberloch Place,  Suite 225, The
Woodlands,  TX 77380, and the telephone number is (281) 465-3100.  The Company's website can be found at www.idnw.com.  The information on the website is not part of this Form 10-QSB.

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

In April of 2002 the Company  incorporated an new wholly owned  subsidiary,  Dibz, Inc. Dibz produces  and markets the "Dibz  card"  which is a prepaid  "stored  value" card that can be used to purchase online digital content and to make discount phone calls.

Basis of Presentation

The  accompanying  unaudited  financial  statements  have been prepared in  accordance  with generally accepted accounting principles for interim financial  information.  In the opinion of  management,  all  adjustments  (consisting  of  normal  recurring  accruals)  considered necessary for a fair  presentation  have been  included.  Operating  results for the quarter ended June 30, 2002 are not  necessarily  indicative of the results that may be expected for the year ended  December  31,  2002.  For  further  information,  refer to the  consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.

Principals of Consolidation

The  consolidated  financial  statements  for 2002 include the  accounts of Idial  Networks,
Inc., (Idial) and it's wholly owned subsidiary  2Sendit.Com,  Inc.  (2Sendit)  (collectively the  Company).  The  operations  of  Whoofnet.com  are also  included  in the  statement  of operations  for the three and six months  ended  March 31,  2001 and June 30,  2001.  As the operations  of this segment were  discontinued  in the fourth  quarter of 2001,  the related
operations  are  included  as  discontinued   operations.   All  significant   inter-company
transactions and balances have been eliminated.

Results of Operations

The following  table sets forth statement of operations data as a percentage of revenues for the periods indicated:

                                      Three Months Ended            Six Months Ended
                                           June 30,                     June 30,
                                      --------------------        ---------------------
                                       2002           2001         2002         2001
                                      -------       -------       ------       ------
Total revenue                           100.0%        100.0%       100%         100.0%
Cost of sales                            77.3         148.0         80.6        102.5

Gross margin                             22.7         (48.0)        19.4         (2.5)

Selling, general and
administrative                           25.3          39.1         29.0         33.7

EBITDA                                   (2.6)        (87.1)        (9.6)       (36.2)

Depreciation and amortization             2.1          18.1          3.4         13.8

Net operating gain (loss)                (4.7)       (105.2)       (13.0)       (50.0)

Interest expense                          4.1          14.3          5.8          9.3

Net loss from continuing
operations                               (8.8)%      (119.5)%      (18.8)%      (59.3)%

Reclassifications

Certain  amounts  in the  2001  financial  statements  have  been  reclassified  to  present discontinued operations.

Note 2 - Impairment of Goodwill

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

During the second quarter  management  revised its projections for 2Sendit.  Due to the loss of a  significant  customer  that the Company has not been able to replace and the resulting negative  effect on future cash flow, the fair value of 2Sendit valued on a discounted  cash flow basis did not support the  carrying  value and  management  has  impaired  the carrying value of goodwill of 1,448,472,  which is reflected as an accounting  change.  The goodwill, which has been impaired was  reclassified  to the Company's  marketing  services  segment in connection  with  implementing  Statement  142. In adopting  Statement  142 as of January 1,
2002, the Company also no longer amortizes goodwill.

As required by Statement 142, the accounting change has been  retroactively  recorded in the first quarter of 2002.  Had the Company  adopted  Statement  142 as of January 1, 2001,  the historical amounts previously reported would have been adjusted to the following:

                                                           Three Months     Six Months
                                                            Ended June    Ended June 30,
                                                             30, 2001          2001
                                                           ------------   --------------

Net loss as reported                                        $(1,394,437)    $(2,457,711)
Addback:  goodwill amortization                                 382,814         765,628
                                                            -----------     -----------

Adjusted net loss                                           $(1,009,623)    $(1,692,083)
                                                            ===========     ===========

Basic and diluted loss per share as reported                $     (0.02)    $     (0.03)
Goodwill amortization                                             (0.01)          (0.01)
                                                            -----------     -----------

Adjusted loss per share                                     $     (0.01)    $     (0.02)
                                                            ===========     ===========

Note 3 - Intangible Assets

The Company's  intangible  assets subject to amortization are all in the Company's  Internet based voice telecommunications segment and consist of the following:

Trademarks                                                              $   215,000
Accumulated amortization                                                   (107,500)
                                                                        -----------

                                                                        $   107,500
                                                                        ===========
Note 4 - Common Stock Issuances

During the six months  ended June 30,  2002,  the Company  issued  common stock for services rendered,  and for payment on its  convertible  note payable.  A total of 19,377,000  shares were issued for services at a value of $546,310.  A total of  11,335,500  shares were issued in payment  of the  convertible  note  payable.  $138,646  of the value of the shares was in payment of principal, and $8,673 was in payment of interest.

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

Our web system functions as follows:  1) A potential  customer accesses our website;  2) the customer  follows the prompt to enter the credit card  information  to purchase  the virtual calling  card;  3) we verify the credit card within  seconds  and the  confidential  PIN and display a toll free number for the customer to record;  and 4) the virtual  calling card can be used  immediately to place a call via the Internet or traditional  phones.  We then store the customer information on our database for future reference.

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

DIBZ  www.dibz.com.  Produces and  distributes  "Dibz  cards" which are prepaid  interactive trading and phone cards that are  collectable,  tradable,  and can be used  immediately upon purchase to view online exclusive video,  tricks, tips, and related merchandise from extreme sports  athletes under contract with Dibz. The cards can also be used to make discount phone calls.

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

2SENDIT.COM INC. is a fax-messaging  provider for the information  dissemination market. Fax messaging is simply the process of delivering  mass mailings via  facsimile.  Due to today's desire for immediate  delivery of  information,  fax messaging has become a popular means to deliver information quickly.

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

EMPLOYEES.  As of  June  30,  2002,  we had  19  full-time  employees  3  part  time,  and 3 contractors.  None of our  employees  are not  represented  by a labor  union.  We have  not experienced any work stoppages and consider our employees relations to be good.

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

Item 2. Management's Discussion and Analysis

Results of operations for the six months and three months ended June 30, 2002 and 2001.

Sales  increased  $1,922,712  or 75%,  and  $2,532,404  or 326% for the six and three months ended  June 30,  2002 compared to the same periods in 2001.  This is primarily  attributable to the increase in phone card sales and an increase in resale services.  The resale services did not exist in 2001.

Our cost of services increased as a result of the increase in revenues,  however,  our gross margin  percentages have increased over the prior year comparable  periods.  The increase in our gross  margin  percentage  is due to improved  service  rates on overseas  calls for our phone card sales and higher margins being generated on our resale  business  relative to our other sales.  The resale business did not exist in 2001.

General and administrative  expenses increased $439,213 or 51%, and $533,448 or 176% for the six and three  months  ended  June 30,  2002  compared  to the same  periods  in 2001 net of depreciation  and amortization  expenses.  This increase is primarily due to the increase in expenses  related  to Dibz,  of  approximately  $250,000  and  $168,000,  respectively.  The remaining  increase is due to travel and related marketing costs incurred in negotiating new contracts  to  support  the  increase  in  capacity  over  our  Voice-Over-Internet-Protocol network.  The  Company  incurred a decrease in  depreciation  and  amortization  expenses to
$164,888 or  73%,  and to  $41,285 or  55% for the six months and three  months ended June 30,
2002  compared  to  the  same  period  in  2001.  This  decrease  is  primarily  related  to implementation  of SFAS 142 "Goodwill and Other Intangible  Assets," under which goodwill is no longer subject to amortization.

Gross margins increased from  approximately  (2.5)% and (48)% for six and three months ended
June 30,  2001 to 19.4% and 22.7% for the six and three  months  ended June 30,  2002.  This increase  is as a result  of the  factors  discussed  above.  The  Company  is  continuously negotiating  and  renegotiating  contracts  in its  current  and new  markets.  As a result, existing margins may not necessarily be indicative of future margins.

Interest  expense  increased  $20,718 or 9% and  $23,366 or 21% for the six months and three months  ended June 30, 2002  compared to the same periods in 2001.  This  increase is due to amortization  of the discount on  convertible  notes  payable from loans  originated  in the third quarter of 2001.

Net loss from continuing  operations  decreased $683,369 or 45%, and $639,978 or 69% for the six and three months ended June 30, 2002  compared to the same periods in 2001.

The Company implemented  SFAS  (Statement) No. 142 during the second quarter of 2002.  As a result  of  the  implementation  of  statement  No. 142,  the  Company  recorded  a one-time non-cash  charge of $1,448,472,  which  has  been  reported  as an  accounting  change.  Due to the loss of a significant customer that has not  been  able to be  replaced  the  Company revised its operating projections during the second quarter for 2Sendit.com resulting in the fair value of the reporting unit being reduced, which did not support the carrying  value of the goodwill at January 1, 2002.

Liquidity and Capital Resources

During the six months ended June 30, 2002,  the  Company's  net cash  provided by  operating activities  was  $663,619. This surplus was used to fund our capital expenditures to support the increase in network capacity.

iDial  currently is in the process of reviewing  its future  capital  needs.  The Company is considering the following activities:

1. Bank Loan - we expect to close on a facility  that  provides  the  necessary  capital for continuing  operations  this month.  Negotiations  are currently  taking place to secure the loan with stock from major shareholders of the company.

2.  Acquisition - The Company will consider  pursuing  acquisition  opportunities to rapidly expand  its  revenue  and  profits.  This will also  strengthen  the  company  cash flow and operating position.

3. Stock Sale - The Company may consider  seeking  investors to purchase  company  stock and provide equity funding for the growth of the company.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Description

99.1  Certification of the Chief Executive  Officer of iDial Networks,  Inc.  pursuant to 18
            U.S.C.  Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley
            Act of 2002.

99.2  Certification of the Chief Financial  Officer of iDial Networks,  Inc.  pursuant to 18
            U.S.C.  Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley
            Act of 2002.

(b) Reports on Form 8-K

    No reports  were filed on Form 8-K during the quarter  ended June 30,  2002,  except for the following:

    1.      Form 8-K filed on April 3, 2002 reporting that iDial Networks,  Inc. has changed its certifying accountants.

                                         SIGNATURES

      Pursuant to the requirements of the Securities  Exchange Act of 1934, this Form 10-QSB
Report,  for the Quarter ended June 30, 2002, has been signed below by the following  person on behalf of the Registrant and in the capacity and on the date indicated.

August 9, 2002

            IDIAL NETWORKS, INC.

            By  /s/Mark Wood
                Mark Wood
                Chairman of the Board