Form 10QSB
period 2002-09-30
IDIAL NETWORKS INC
filed 2002-11-14
CIK 810932

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
Exchange Act of 1934

               For the quarterly period ended September 30, 2002.

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

As of November 12 , 2002, the registrant had 106,442,055  shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes       No X
                                                               ---     ---

================================================================================

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES

                                      Index
                                      -----

Part I. - Financial Information
-------------------------------

Item 1. - Financial Statements (unaudited)

      Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001

      Unaudited Statements of Operations for the Three and Nine Months
       Ended September 30, 2002 and 2001

      Unaudited Statements of Cash Flows for the Three and Nine Months
       Ended September 30, 2002 and 2001

      Notes to Unaudited Financial Statements

Item 2. - Management's Discussion and Analysis of Financial

      Condition and Results of Operations

Item 3. - Controls and Procedures

Part II. - Other Information
----------------------------

      Signatures

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES

                         PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements.
-------------------------------

                           Consolidated Balance Sheet

                                                           September 30,    December 31,
                                                               2002            2001
                                                           -------------    ------------
                                                            (unaudited)
                                         Assets
Current assets
  Cash                                                          941,460      $  381,803
  Accounts receivable - net                                     177,702         260,314
                                                             ----------      ----------
      Total current assets                                    1,119,162         642,117
                                                             ----------      ----------

Non-current assets
  Property and equipment, net                                   860,395         491,841
  Intangibles, net                                               96,750       1,577,472
  Deposits                                                       71,614          51,214
                                                             ----------      ----------
      Total non-current assets                                1,028,759       2,120,527
                                                             ----------      ----------

Total assets                                                 $2,147,921      $2,762,644
                                                             ==========      ==========

                          Liabilities and Stockholders' Deficit
Current liabilities
  Line-of-credit                                             $       -       $   14,704
  Accounts payable - trade                                    1,830,560       1,323,232
  Accrued liabilities                                           639,542         625,315
  Deferred revenue                                              148,022          51,485
  Current portion of long-term debt                               8,322           7,342
  Current portion of capital lease obligation                    44,523          40,855
  Deposits from customers                                            -           70,950
  Note payable - stockholder                                  1,452,734       1,527,399
  Net liabilities of discontinued operations                         -          153,320
                                                             ----------      ----------
      Total current liabilities                               4,123,703       3,814,602
                                                             ----------      ----------

Non-current liabilities
  Note payable, less current portion                              7,496         391,426
  Capital lease obligations, less current portion                    -           17,834
                                                             ----------      ----------
      Total non-current liabilities                               7,496         409,260
                                                             ----------      ----------
      Total liabilities                                       4,131,199       4,223,862
                                                             ----------      ----------

Commitments and contingencies

Stockholders' deficit
  Preferred stock, no par value, 30,000,000 shares
   authorized, no shares issued and outstanding                      -               -
  Common stock, $.005 par value, 500,000,000 shares
  authorized and 106,442,055 (2002) and 88,118,454
  (2001) shares issued and outstanding                          532,211         440,592

  Additional paid in capital                                 18,060,063      17,397,941

  Accumulated deficit                                       (20,575,552)    (19,299,751)
                                                            -----------     -----------
      Total stockholders' deficit                            (1,983,278)     (1,461,218)
                                                             ----------      ----------

Total liabilities and stockholders' deficit                  $2,147,921      $2,762,644
                                                             ==========      ==========

See notes to consolidated financial statements.

                      Unaudited Consolidated Statements of Operations

                                       Three Months Ended         Nine Months Ended
                                          September 30,             September 30,
                                   -------------------------  ------------------------
                                       2002         2001         2002         2001
                                   ------------   ----------  -----------   ----------

Sales                               $ 6,010,697   $1,573,821  $10,508,952   $2,574,731
                                    -----------   ----------  -----------   ----------

Cost of goods sold
  Cost of sales                       4,824,790      403,443    8,450,288    1,681,811
  Depreciation and amortization          58,961      252,281      149,974      753,004
                                    -----------   ----------   ----------   ----------
      Total cost of goods sold        4,883,750      655,724    8,600,262    2,434,815
                                    -----------   ----------   ----------   ----------

Gross profit                          1,126,946      918,097    1,908,690      139,916
                                    -----------   ----------   ----------   ----------

Selling, general and
 administrative expenses
  General and administrative
   expenses                             851,449      462,497    2,157,694      899,337
  Depreciation and amortization          19,202      405,629       42,470      578,950
                                    -----------   ----------   ----------   ----------
      Total selling, general and
       administrative expenses          870,651      868,126    2,200,164    1,478,287
                                    -----------   ----------   ----------   ----------

Other income (expense)
  Gain from sale of assets                   -            -         1,816           -
  Interest expense                     (239,896)    (250,777)    (501,046)    (491,208)
  Loss on extinguishment of debt       (400,338)          -      (400,338)          -
  Gain from settlement on vendor
   contract                           1,169,589           -     1,169,589           -
                                    -----------   ----------   ----------   ----------
      Total other income
       (expense)                        529,355     (250,777)     270,021     (491,208)
                                    -----------   ----------   ----------   ----------

Net Income (loss) from
continuing operations               $   785,650   $ (200,806)  $  (21,453)  (1,829,579)
                                    -----------   ----------   ----------   ----------

Gain (Loss) from discontinued
 operations of Whoofnet             $   229,620   $       -    $  229,620   $ (930,480)
(Loss) gain from discontinued
 operations -2sendit                    (18,070)     (63,860)     (35,497)      37,682
                                    -----------   ----------   ----------   ----------
                                        211,550      (63,860)     194,123     (892,798)
                                    -----------   ----------   ----------   ----------

Cumulative effect of accounting
 change                                      -            -    (1,448,472)          -
                                    -----------   ----------   ----------   ----------

Net income ( loss )                 $   997,201   $ (264,666) $(1,275,801) $(2,722,376)
                                    ===========   ==========  ===========  ===========

Basic and diluted loss from
 continuing operations per
 common share                       $      0.01   $     0.00  $     (0.00) $     (0.03)
                                    ===========   ==========  ===========  ===========

Basic and diluted loss from
 discontinued operations per
 common share                       $      0.00   $     0.00  $      0.00  $     (0.01)
                                    ===========   ==========  ===========  ===========

Basic and diluted loss per share
 from accounting change             $       -     $       -    $    (0.01) $        -
                                    ==========    ==========   ==========  ===========

Basic and diluted net income

 (loss) per share                   $      0.01   $     0.00  $     (0.01) $     (0.04)
                                    ===========   ==========  ===========  ===========

Basic and diluted weighted
 average common shares
 outstanding                        103,095,990   87,112,594   103,095,990  87,112,594
                                    ===========   ==========   =========== ===========

                See notes to consolidated financial statements.

                 Unaudited Consolidated Statements of Cash Flows

                                                             For the Nine Months Ended
                                                                   September 30,
                                                            --------------------------
                                                               2002            2001
                                                            -----------     -----------
Cash flows from operating activities
  Net loss                                                  $(1,275,801)    $(2,722,376)
                                                            -----------     -----------
  Adjustments to reconcile to net cash provided by
   (used in) operating activities
   Stock issued for services                                    546,310              -
   Depreciation                                                 214,391         779,007
    Gain on sale of equipment                                    (1,816)             -
   Amortization of discount on convertible notes payable        374,904         367,004
   Amortization of intangible assets                             32,250       1,180,692
   Cumulative effect of accounting change                     1,448,472              -
   Gain on write-off of liabilities of discontinued
    operations                                                 (229,620)             -
   Loss on extinguishment of  debt                              400,338              -
   Changes in assets and liabilities
     Accounts receivable - net                                   82,612         (75,606)
     Accounts receivable - other                                     -          (18,238)
     Prepaid expenses                                                -           (1,340)
     Deposits                                                   (20,400)         (1,842)
     Accounts payable - trade                                   507,328         175,876
     Accrued expenses                                            90,932          78,672
     Deposits from customers                                    (70,950)             -
     Deferred revenue                                            96,537         (15,737)
                                                             ----------      ----------
      Net cash provided by (used in) operating
       activities                                             2,195,487        (253,890)
                                                             ----------      ----------

Cash flows from investing activities
  Purchase of property and equipment                           (631,313)       (156,385)
  Proceeds from sale of equipment                                50,184              -
  Notes receivable                                                   -          (10,000)
                                                             ----------      ----------
      Net cash used in investing activities                    (581,129)       (166,385)
                                                             ----------      ----------

Cash flows from financing activities
  Cash paid for extinguishment of convertible debt             (969,191)             -
  Cash paid for repurchase of common shares                     (16,000)             -
  Proceeds from long term debt                                       -          754,207
  Proceeds from stockholder loans                                    -           41,905
  Payment on line-of-credit                                     (14,704)             -
  Payment on long-term debt                                      (7,855)        (59,863)
  Payment on stockholder loans                                  (32,785)        (75,000)
  Capital leases, net                                           (14,166)             -
                                                             ----------      ---------
      Net cash provided from (used in) financing
       activities                                            (1,054,701)        661,249
                                                             ----------      ----------

Net increase in cash                                            559,657         240,974

Cash - beginning of year                                        381,803          67,410
                                                             ----------      ----------

Cash - end of period                                         $  941,460      $  308,384
                                                             ==========      ==========

Supplemental disclosure of cash activity:

    Cash paid for interest was $11,126 (2002) and $124,205 (2001).

Supplemental disclosure of non-cash activity:

    During  2002,  the Company  converted  notes  payable of $172,675,  accrued  interest of
    $11,622 and settlement fees of $39,135 into 17,896,000 shares of common stock.

    During  2002,  the Company  issued  19,377,000  shares of common  stock in the amount of
    $546,310 for professional services rendered.

    During  2002,  the  Company  impaired  goodwill  and  recognized  a loss  related to the impairment of goodwill (Note 2).

    During  2002,  the Company  wrote off  liabilities  related to Whoofnet in the amount of
    $229,620 (Note 5)

    During 2002, the Company  canceled  17,949,499 of common stock  resulting from a default judgment related to Whoofnet. (Note 5).

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

The Company's administrative offices are located at 2204 Timberloch Place, Suite
225, The Woodlands, Texas 77380, and the telephone number is (281) 465-3100. The
Company's  website can be found at www.idnw.com.  The information on the website is not part of this Form 10-QSB.

In November 2000, the Company  acquired 100% of the stock of  2sendit.com,  Inc.
("2sendit.com"),  a  Colorado  corporation,  in  exchange  for the  issuance  of
8,399,994 new investment shares of the common stock of the Company. In the third
quarter  of  2002  the  Company   decided  to  discontinue   the  operations  of
2sendit.com. (See Note 6.)

In April of 2002 the Company  incorporated a new wholly owned subsidiary,  Dibz,
Inc. Dibz produces and markets the "Dibz card" which is a prepaid "stored value"
card that can be used to purchase  online  digital  content and to make discount phone calls.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.
In the opinion of management,  all adjustments  (consisting of normal  recurring accruals)  considered  necessary  for a fair  presentation  have been  included.
Operating  results for the quarter ended  September 30, 2002 are not necessarily indicative  of the results that may be expected for the year ended  December 31,
2002. For further  information,  refer to the consolidated  financial statements and footnotes included in the Company's annual report on Form 10-KSB.

Principals of Consolidation

The  consolidated  financial  statements  for 2002 include the accounts of Idial
Networks,  Inc.,  (Idial) and its wholly owned  subsidiary  Dibz,  Inc.  (Dibz),
(collectively the Company).  The operations of Whoofnet.com are also included in the statement of operations  for the nine months ended  September 30, 2001.  The operations of this segment were  discontinued in the fourth quarter of 2001, but there were no operations in the third quarter of 2001. The operations of 2sendit are also  included as  discontinued  operations  for all period  presented.  All significant inter-company transactions and balances have been eliminated.

Results of Operations

The following  table sets forth  statement of operations data as a percentage of revenues for the periods indicated:

                                      Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                    -----------------------    ----------------------
                                      2002          2001         2002         2001
                                    ---------    ----------    ---------    ---------

Total revenue                           100.0%        100.0%       100.0%       100.0%
Cost of sales excluding
 depreciation and amortization           80.3          25.6         80.4         65.3
                                    ---------    ----------    ---------    ---------

Gross margin                             19.7          74.4         19.6         34.7

Selling, general and
 administrative                          14.2          29.4         20.5         34.9
                                    ---------     ---------    ---------    ---------

EBITDA                                    5.5          45.0         (0.9)        (0.2)

Depreciation and amortization             1.3          41.9          1.9         51.8
                                    ---------     ---------    ---------    ---------

Net operating gain (loss)                 4.2           3.1         (2.8)       (52.0)

Other income (expense)                    8.8         (15.9)         2.6        (19.0)
                                    ---------     ---------    ---------    ---------

Net income (loss) from
continuing operations                    13.0%        (12.8)%       (0.2)%      (71.0)%
                                    =========     =========    =========    =========

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

                                                          Three Months      Nine Months
                                                              Ended            Ended
                                                           September 30,    September 30,
                                                               2001            2001
                                                            -----------     -----------

Net loss as reported                                        $  (264,666)    $(2,722,376)
Addback:  goodwill amortization                                 415,064       1,180,692
                                                            -----------     -----------

Adjusted net income (loss)                                  $   150,398     $(1,541,684)
                                                            ===========     ===========

Basic and diluted loss per share as reported                $     (0.00)    $     (0.03)
Goodwill amortization                                             (0.00)          (0.01)
                                                            -----------     -----------

Adjusted loss per share                                     $     (0.00)    $     (0.02)
                                                            ===========     ===========

Note 3 - Intangible Assets

The Company's intangible assets subject to amortization are all in the Company's
Internet based voice telecommunications segment and consist of the following:

Trademarks                                                              $   215,000
Accumulated amortization                                                   (118,250)
                                                                        -----------

                                                                        $    96,750
                                                                        ===========

Note 4 - Common Stock Issuances

During the nine months ended September 30, 2002, the Company issued common stock for services  rendered and for payment on its convertible note payable.  A total of 19,377,000 shares were issued for services at a value of $546,310. A total of
14,493,000  shares were  issued in payment of the  convertible  note  payable of
$172,675 for principal, $11,622 for interest and $39,135 for settlement fees.

Note 5 - Cancellation of Shares of Common Stock

On August 7, 2000,  in accordance  with an Agreement and Plan of  Reorganization
(the "Agreement"),  the Company agreed to acquire Whoofnet.Com,  Inc., a Florida
Corporation  ("Whoofnet"),  for issuance of 10,000,000 shares of common stock of the  Company.  Thereafter,  the Company  instituted  legal  proceedings  against
Whoofnet  and  Mr.  Carl  Battie   (Whoofnet  and  Mr.  Battie  are  hereinafter
collectively  referred to as the  "Defendants") in the District Court for Dallas
County,  Texas (the "Court") alleging that the Defendants violated certain terms of the Agreement.  The Company was seeking damages resulting from the violations of the  Agreement as well as the  rescission of the  Agreement.  On September 9,
2002, a Default Judgment was entered against the Defendants as a result of their failure  to appear and the Court held that,  among  other  items,  all shares of common  stock of the  Company  issued  to  shareholders  of  Whoofnet  should be canceled  and  returned to the  Company.  The  Company,  pursuant to the Default
Judgment,  canceled  17,949,499  shares of common stock,  which is the number of shares issued in connection  with the  Agreement on a  post-forward  split basis that was implemented in November 2000.

In the third quarter the Company also canceled  1,000,000 shares of common stock that were purchased from a former employee for a cash payment of $16,000.

Note 6 - Discontinuation of Operations of 2sendit

During the third quarter management revised its projections for 2sendit.  Due to the loss of a  significant  customer  that  the  Company  has not  been  able to replace, and the resulting negative effect on 2sendit cash flow,  management has decided to discontinue  the operations of 2sendit.  The effect of this change on the  Company's  operations  is shown for all periods  presented as  discontinued
operations. The remaining equipment is being utilized in the operations of Idial in the internet-based voice telecommunications segment.

Note 7 - Extinguishment of Debt

On August 30, 2002 the Company signed an agreement to extinguish its convertible notes  payable for a cash  payment of  $969,191  and the  issuance of  3,403,000 shares of common stock. The transaction resulted in an loss on extinguishment of debt in the amount of $400,338,  which  consists of the remaining  book value of the debt of $577,325 plus accrued  interest of $30,663 and settlement  fees paid in stock of  $39,135.  Remaining  unamortized  discount  was  taken to  interest expense.  Under the terms of the extinguishment  agreement warrants issued for a total of 166,666 common shares in conjunction  with the convertible  debt remain outstanding. The warrants expire in 2006.

Note 8 - Gain on Settlement of Contract

On August 9, 2002 the Company entered into a settlement  agreement in connection with an  operating  contract  with a  provider  of  telephone  services  for the
Company's  Voice-over-Internet-Protocol Network. The Company signed a settlement agreement and release of all claims  related to the contract,  and, as a result, recorded  a  $1,169,589  gain on  settlement  of the  contract  due to  payables incurred  under the  contract  that were  settled for less than the  contractual amounts.

                              IDIAL NETWORKS, INC.
                                AND SUBSIDIARIES

               FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

This Form  10-QSB  contains  certain  "forward-looking  statements"  within  the meaning  of  Section  27A of  the  Securities  Act  of  1933,  as  amended  (the
"Securities  Act"),  and Section 21E of the Securities  Exchange Act of 1934, as
amended (the "Exchange Act"). Specifically, all statements other than statements of historical  facts included in this report  regarding the Company's  financial position, business strategy and plans and objectives of the Company's management for future  operations are  forward-looking  statements.  These  forward-looking statements  are based on the  beliefs of the  Company's  management,  as well as assumptions  made  by and  information  currently  available  to  the  Company's management.  When  used in  this  report,  the  words  "anticipate,"  "believe,"
"estimate,"  "expect," "intend," and words or phrases of similar import, as they
relate  to  the  Company  or  Company  management,   are  intended  to  identify
forward-looking   statements.  Such  statements  (the  "cautionary  statements")
reflect the current  view of the  Company's  management  with  respect to future events  and are  subject to risks,  uncertainties,  and  assumptions  related to various factors including,  without  limitation,  competitive  factors,  general
economic  conditions,  customer  relations,   relationships  with  vendors,  the
interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance,  technological change, changes in industry practices,  and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct.  Based upon changing conditions,  should any one or more of these risks or  uncertainties  materialize,  or  should  any  underlying  assumptions  prove incorrect,  actual results may vary materially  from those  described  herein as anticipated,  believed, estimated, expected, or intended. All subsequent written and oral  forward-looking  statements  attributable  to the  Company  or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary  statements.  The  Company  does not  assume  any  responsibility  to publicly update any of its forward-looking statements regardless whether factors change as a result of new information,  future events,  or for any other reason.
The Company advises you to review any additional disclosures made in its 10-QSB,
8-K, and 10-KSB reports filed with the Commission.

OVERVIEW

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

Wireless  Application  Protocol  (WAP)  is an  industry  term  for the  standard technology  used to  provide  Internet  communications  and  advanced  telephony services on digital mobile phones,  pagers,  personal  digital  assistants,  and other  wireless  terminals.  Management  believes  that the  wireless  market is embracing Wireless  Application  Protocol  technology,  and that there will be a predicted 600 million phones using Wireless  Application  Protocol by the end of
2003.

Additionally  we are  currently  offering  traditional  prepaid  phone cards and
Voice-Over-Internet-Protocol  services  based  on  iDial  technology  under  the following brand names for which various trade and service marks are registered.

     o    NETPHONECARD  www.netphonecard.com Web initiated worldwide phone calls with US dial tone and low tariffs.

     o    DIBZ  (www.dibz.com.)  produces and distributes "Dibz cards" which are prepaid  interactive  trading  and phone  cards that are  collectable, tradable,  and can be used  immediately  upon  purchase to view online exclusive video,  tricks,  tips, and related  merchandise from extreme sports  athletes  under contract with Dibz. The cards can also be used to make discount phone calls.

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

Possible Growth Through Acquisitions

We will seek to grow our business through acquisitions of other companies in our business or a related business.  We review  acquisition  candidates from time to time. If a candidate meets our criteria,  we may elect to acquire it using cash,
Common Stock, or combination of both.

Employees

As of September 30, 2002, we had  twenty-three  full-time  employees  seven part time, and three parties provide services as independent contractors. None of our employees are  represented by a labor union.  We have not  experienced  any work stoppages and consider our employees relations to be good.

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

Item 2. Management's Discussion and Analysis

Results of operations  for the nine months and three months ended  September 30,
2002 and 2001.

Sales  increased  $7,934,221  or 308%,  and  $4,436,876 or 282% for the nine and three months ended September 30, 2002 compared to the same periods in 2001. This is  primarily  attributable  to the  increase  in resale  services.  The  resale services did not exist in 2001.  In the third quarter a contract with a provider of  telecommunications  services for the Company's  Voice-over-Internet-Protocol network that provided substantial revenue in 2002 was terminated. As of the date of this  filling the Company has not been able to replace the revenue  generated by the  contract.  Management  believes  that  the  loss of the  contract  is an ordinary business risk and that the revenue will be replaced.

Gross  margins  changed  from  approximately  5.4% and  58.3% for nine and three months ended September 30, 2001 to 18.2% and 18.7% for the nine and three months
ended  September  30,  2002.  The  Company  is   continuously   negotiating  and
renegotiating  contracts in its current and new markets.  As a result,  existing margins may not necessarily be indicative of future margins.

General and administrative  expenses increased  $1,258,357 or 140%, and $388,952 or 84% for the nine and three months ended  September  30, 2002  compared to the same periods in 2001. This increase is primarily due to the increase in expenses related to Dibz, of  approximately  $491,000 and $240,000 for the nine and three months ended  September  30, 2002,  as compared to the same period in 2001.  The remaining  increase  is  due  to  the  reclassification  of  2sendit  operations
(approximately  $112,000 of general  and  administrative  expenses  for the nine months  ended  September,  30 2001) to loss  from  discontinued  operations,  an increase in  employee  benefits of  $167,500,  and travel and related  marketing
costs   incurred  in  negotiating   contracts  to  increase   traffic  over  our
Voice-Over-Internet-Protocol  network of $130,000  and stock issued for services of $546,000.  The Company  incurred a decrease in depreciation  and amortization expenses of  $1,139,510  or 85.8%,  and to $579,747 or 88.2% for the nine months and three months ended  September  30, 2002 compared to the same period in 2001.
This decrease is primarily  related to  implementation of SFAS 142 "Goodwill and
Other  Intangible  Assets,"  under  which  goodwill  is  no  longer  subject  to amortization.

Interest expense  increased  $9,838 or 2% and decreased  $10,881 or 4.3% for the nine months and three  months  ended  September  30,  2002  compared to the same periods  in  2001.  This  change  in the  third  quarter  of  2002 is due to the retirement convertible notes payable originated in the third quarter of 2001.

The Company had a net loss from  continuing  operations  of $21,453 for the nine months  ended  September  30,  2002 or a  decrease  of loss of 99% from the same period in 2001 and net income from  continuing  operations  of $785,650  for the three  months  ended  September  30,  2002,  or a decrease of 491% from the same period in 2001.  This  overall  increase in  profitability  is due to  favorable contracts in 2002 for resale services.

The Company  implemented  SFAS  (Statement) No. 142 during the second quarter of
2002.  As a result of the  implementation  of  statement  No.  142,  the Company recorded a one-time non-cash charge of $1,448,472, which has been reported as an accounting change.

In the third  quarter of 2002  management  discontinued  the  operations  of its wholly owned subsidiary 2sendit,  due to poor cash flow in 2002, and managements focus on other  segments of the  Company's  business.  For the nine months ended
September  30,  2002 the  Company  recorded a $35,497  loss on the  discontinued
segment.  Management  does not  expect the loss of this  segment  to  negatively affect the Company's future operations.

In the third quarter of 2002 the Company  extinguished  its convertible  debt as well as debt related to its previously  associated  subsidiary  "Whoofnet".  The convertible  debt was  extinguished  with a cash  payment of  $969,211  for full release of all  liabilities.  The  Company  recognized  a one-time  loss on this transaction of $400,338. Whoofnet liabilities of $229,620 were also extinguished due to the entering of a default  judgment  against the former owner of Whoofnet in  connection  with a lawsuit  filed  against the former  owner of Whoofnet and
Whoofnet.  The Company  recognized a $229,620 non - cash gain from the write-off of this debt and canceled all common shares related to Whoofnet.

Liquidity and Capital Resources

During the nine months ended September 30, 2002, the Company's net cash provided by  operating  activities  was  $2,195,487.  This  surplus  was used to fund our capital expenditures and operations.

iDial  currently is in the process of reviewing its future  capital  needs.  The
Company is considering the following activities:

1. Bank Loan - we are actively  seeking a facility  that  provides the necessary capital for continuing operations.

2. Acquisition - The Company is considering pursuing  acquisition  opportunities to expand its revenue and profits.  This will also strengthen the Company's cash flow and operating position.

3. Stock Sale - The Company may consider  seeking  investors to purchase Company stock and provide equity funding for the growth of the Company.

Item 3.  Controls and Procedures

As of September 30, 2002, an evaluation was performed  under the supervision and with  the  participation  of  the  Company's  management,  including  the  Chief
Executive Officer and the Chief Financial  Officer,  of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that  evaluation,  the Company's  management,  including the Chief  Executive
Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant  changes in the Company's  internal  controls or in other factors that could  significantly  affect internal controls  subsequent to September 30,
2002.

                           Part II: OTHER INFORMATION

Item 1. Legal Proceedings

On August 7, 2000,  in accordance  with an Agreement and Plan of  Reorganization
(the "Agreement"),  the Company agreed to acquire Whoofnet.Com,  Inc., a Florida
Corporation  ("Whoofnet"),  for issuance of 10,000,000 shares of common stock of the Company.  Thereafter, the Company instituted legal proceedings in April 2002 against  Whoofnet and Mr. Carl Battie  (Whoofnet and Mr. Battie are  hereinafter collectively  referred to as the  "Defendants") in the District Court for Dallas
County,  Texas (the "Court") alleging that the Defendants violated certain terms of the Agreement.  The Company was seeking damages resulting from the violations of the  Agreement as well as the  rescission of the  Agreement.  On September 9,
2002, a Default Judgment was entered against the Defendants as a result of their failure  to appear and the Court held that,  among  other  items,  all shares of common  stock of the  Company  issued  to  shareholders  of  Whoofnet  should be canceled  and  returned to the  Company.  The  Company,  pursuant to the Default
Judgment,  canceled  17,949,499  shares of common stock,  which is the number of shares issued in connection  with the  Agreement on a  post-forward  split basis that was implemented in November 2000. The Court also held that:

     o    The  Defendants  fraudulently  induced  the  Company to enter into the
          Agreement and that the Agreement should be rescinded.

     o    The Company is entitled  to damages in the amount of  $3,000,000  from the Defendants together with reasonable attorneys' fees.

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

(b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the  requirements of the Securities  Exchange Act of 1934, this Form
10-QSB Report,  for the Quarter ended  September 30, 2002, has been signed below by the following  person on behalf of the  Registrant and in the capacity and on the date indicated.

November 12, 2002

            IDIAL NETWORKS, INC.

            By  /s/Mark Wood
                ------------
                Mark Wood
                Chairman of the Board

                                  CERTIFICATION

      I, Mark Wood, certify that:

1.   I have reviewed  this  quarterly  report on Form 10-QSB of iDial  Networks,
     Inc.;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ Mark Wood
-------------
Name: Mark Wood
Title: Chief Executive Officer

                                  CERTIFICATION

      I, Thomas G. Seifert, certify that:

1.   I have reviewed  this  quarterly  report on Form 10-QSB of iDial  Networks,
     Inc.;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ Thomas G. Seifert
---------------------
Name: Thomas G. Seifert
Title: Chief Financial Officer