Form 10KSB
period 2002-12-31
IDIAL NETWORKS INC
filed 2003-03-31
CIK 810932

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       Commission File Number: 33-12029-D

                      for the year ended December 31, 2002

                              IDIAL NETWORKS, INC.

                                    formerly
                        Desert Springs Acquisitions, Inc.

                Nevada                                   75-2863583
  (Jurisdiction of Incorporation)           (I.R.S. Employer Identification No.)

2204 Timberloch Place Suite 225, The Woodlands, TX              77380
   (Address  of  principal  executive  offices)              (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (281) 465-3100

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:     None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:
Common Stock, $.005 par value per share

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

The Company's revenues for the year ending December 31, 2002 were $11,575,278.

As  of  December  31,  2002:

the  number  of  shares  outstanding  of  the  Registrant's   Common  Stock  was
106,442,055.

the  aggregate  number  of  shares  held  by  non-affiliates  was  approximately
73,488,851.

The  aggregate  market value of the voting stock held by  non-affiliates  of the
Company was $734,888.51 as of March 28, 2003, based on the average bid and asked price of $.01 per share as of that date.

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

Item  6.  Managements  Discussion  and  Analysis  or  Plan of Operation

Item  7.  Financial  Statements

Item  8.  Changes  in  and  Disagreements  with  Accountants on  Accounting  and  Financial  Disclosure

Item  9.  Directors  and  Executive  Officers,  Promoters  and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item  10.  Executive  Compensation

Item  11.  Security  Ownership  of  Officers and Directors and 5% Owners

Item  12.  Certain  Relationships  and  Related  Transactions

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  Financial  Statements
      (b)  Form  8-K  Reports

Item 14.   Controls and Procedures

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

In January 2000,  Desert Springs moved its state of  incorporation  to Nevada by merger of the Colorado Corporation with and into iDial Networks,  Inc. (a Nevada corporation).  Our  administrative  offices are located at 2204 Timberloch Place
Suite 225, The Woodlands,  Texas 77380.  Our telephone  number is (281) 465-3100 and our website can be found at  www.idialnetworks.com.  The  information on our website is not part of this Form 10-KSB.

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

In August 2000, we acquired 100% of the stock of Whoofnet.com,  Inc. in exchange for  the  issuance  of  9,893,500  shares  of  our  common  stock.  In  2001  we
discontinued   the  operations  of   Whoofnet.com   due  to  alleged  fraud  and
misrepresentation  by the former owner.  In 2002 in  conjunction  with a default judgment in our favor against the former owner of Whoofnet.com, we wrote off the remaining liabilities of Whoofnet.com.

In November 2000, we acquired 100% of the stock of 2sendit.com, Inc. in exchange for  the  issuance  of  4,199,998  shares  of  our  common  stock.  In  2002  we discontinued the operations of 2Sendit,  due to loss of a major customer in late
2001 and overall tighter restrictions in the broadcast fax industry.

In April of 2002 the Company  incorporated a new wholly owned subsidiary,  Dibz,
Inc. Dibz produces and markets the "Dibz card" which is a prepaid "stored value"
card that can be used to purchase  online  digital  content and to make discount phone  calls.  For the year  ended  December  31,  2002  Dibz  was  still in the development phase and had no significant revenue.

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

The Company has two material lines of business,  providing  Internet-based voice telecommunications to customers around the world via retail pre-paid phone cards and the  wholesaling  of phone  minutes over our growing VOIP  network.  Revenue attributable to the Internet based voice  communications  phone card segment was approximately  $4,316,000  and  $3,232,000 for the years ended December 31, 2002 and 2001, respectively. Revenue attributable to the wholesaling of phone minutes was approximately  $7,259,000 and $631,000 for the years ended December 31, 2002 and 2001, respectively.

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

Our Telephone Service Products

Calling Cards

We sell virtual  prepaid  cards over the Internet  and  physical  prepaid  cards through  traditional  retail  outlets.  We  consider  our  Internet  Phone Cards
"virtual"  because we do not issue a physical card.  Once sold, the calling card can be used immediately to make international and domestic long distance calls.

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

Our International Networks

Our Enhanced Services Platform.  Our enhanced services platform is a specialized telephone  switch based on  technologies  from Cisco,  Microsoft and Dialogic (a wholly owned  subsidiary of Intel Corp.).  It is connected to our website,  data base, and to our network of outgoing and incoming  telephone  lines and Internet lines. It sets up all customer  account and PIN information  when a calling card is purchased and immediately activates the calling card so it can be used at the time of purchase. The platform also accepts and evaluates all calls from calling card  holders  over the toll free number and over the  Internet and confirms the validity of the calling card and remaining balance. We have also programmed into the  platform  a lowest  cost  routing  matrix,  which is simply a program  that selects  the lowest  priced  route from our  multiple  carriers.  This means our platform will select the cheapest  route to send a call based upon where we have
established  gateways,   which  are  central  locations  housing  the  equipment
necessary to send and receive calls internationally. We believe our platform can currently  support  approximately  4128  simultaneous  calls and process over 60 million  minutes of traffic per month.  Our platform is expandable to carry more traffic by adding  additional  telephone  lines and  equipment.  Focusing on the international  market, the use of our platform is spread throughout the day as a result of the different world time zones.

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

Our Internet  Gateway  Network.  As of December 31, 2002,  we had  international gateways  operational  in Sri Lanka and  Thailand.  As of such date, we also had domestic  gateways  operational  in Los Angeles and New York. We intend to place
Internet  gateways  in  various  other  countries.  Before we place a gateway in another country,  we enter into contractual  relationships with local persons or entities  to operate  them.  We  typically  own or lease the gateway or have the right to purchase it and the local person or entity is responsible for procuring local Internet provider  connection and local telephone lines and complying with local law. Our  contracts  with the local person or entity are  generally  for a one-year term and are renewable  unless either party  declines to renew.  We pay the local  person or entity a  negotiated  rate per  minute for  terminating  or originating calls through the gateway.

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

During 2002 and 2003,  we began  rolling  out our state of the art SIP  (Session
Initiation  Protocol)  infrastructure.  Our SIP network powers our new broadband focus.  The SIP protocol is one of the most advanced  VoIP  protocols and unlike its predecessors,  which were modeled after traditional telephony protocols, SIP has the ability to scale with a  distributed  architecture  and at a lower cost.
SIP's  superior   attributes   also  include  faster  and  more  cost  effective
development  and lower  hardware  requirements,  which  allows us to incur lower capital  expenditure  costs.  During  2003,  we intend to migrate  our  existing products  and  services to this new  network.  At the same time,  we continue to build our SIP  expertise  through  relationships  with other SIP leaders such as
Cisco and Microsoft.

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

Future Products

The market for broadband access services is projected to grow significantly over the next several  years.  Broadband  access  alone,  however,  is not a complete solution.  As infrastructure  pipes become  commodities,  maintaining margin and profitability on them is becoming increasingly  difficult for service providers.
We believe that  broadband  market  success will be determined by the ability to layer high-margin  enhanced  services and applications over the  infrastructure.
Market  leaders  will  need  innovative,   value-added   solutions  to  maintain
customers, reduce churn and grow their customer base.

We have been developing a suite of next-generation Broadband Phone products that we believe will encompass a rich sub-set of the voice-related services broadband providers will seek to deploy in the near-term. These products will build on our current  service  offerings,  and include a more  diverse  set of devices  (both hardware  devices as well as  "soft-phones")  along with additional  value-added functionality  and features that will appeal to a wide  potential  customer-base such as voice mail and conference calling.

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

     EMPLOYEES.  As of  December  31,  2002,  we had 25  full-time,17  part-time
Employees,  and 3 parties that provided  services as  independent  contractors..
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

                        ITEM 2. DESCRIPTION OF PROPERTY.

     We maintain our administrative  offices at 2204 Timberloch Place Suite 225,
The Woodlands, Texas 77380. The facility is approximately 1,800 square feet. The rent is  approximately  $3,300 per month.  The lease  expires in August 2003. We also maintain a facility at 10800 E. Bethany Drive,  Suite 380 Denver,  Colorado
80014.  The office site is  approximately  1,500 square feet where the rental is approximately  $1,340 per month.  The  facility  is leased for two years  ending
September  30,  2003.   We  maintain  a  facility  in  Colombo,   Sri  Lanka  of
approximately 2,500 square feet. The rent is approximately  $1,500 per month and is used as a customer service and R&D staff facility.  We believe that our space is  adequate  for our  current  needs.  As we expand,  we expect  that  suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. We also believe our property is adequately covered by insurance.

On April 1, 2003, our main administrative  offices in the Woodlands,  Texas will be moving to a suite 140 in the same building.  The rent will increase to $3,500 per month and the square  footage  will  increase to  approximately  3000 square feet.

                           ITEM 3. LEGAL PROCEEDINGS.

We occasionally  become involved in litigation  arising out of the normal course of business. There are no material legal proceedings against us at this time.

o    On  August  7,  2000,  in   accordance   with  an  Agreement  and  Plan  of
     Reorganization   (the   "Agreement"),   the   Company   agreed  to  acquire
     Whoofnet.Com,  Inc., a Florida  Corporation  ("Whoofnet"),  for issuance of
     10,000,000 shares of common stock of the Company.  Thereafter,  the Company instituted legal proceedings against Whoofnet and Mr. Carl Battie (Whoofnet
     and  Mr.   Battie  are   hereinafter   collectively   referred  to  as  the
     "Defendants") in the District Court for Dallas County,  Texas (the "Court")
     alleging that the Defendants  violated certain terms of the Agreement.  The
     Company was seeking damages  resulting from the violations of the Agreement as well as the rescission of the Agreement. On September 9, 2002, a Default
     Judgment was entered against the Defendants as a result of their failure to appear and the Court held that,  among  other  items,  all shares of common stock of the Company issued to  shareholders of Whoofnet should be canceled and returned to the Company. The Company, pursuant to the Default Judgment, canceled  17,949,499 shares of common stock,  which is the number of shares issued in connection with the Agreement on a post-forward  split basis that was implemented in November 2000.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

            ITEM 5. MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

(A) MARKET  INFORMATION.  We are authorized to issue up to 500,000,000 shares of common  stock,  par value  $.005.  . As of the date of this Annual  Report,  the securities of the Company are traded on the Over-The-Counter Bulletin Board, but the  market is young and  sporadic.  Quotations  for,  and  transactions  in the
Securities  so traded are  capable  of rapid  fluctuations,  resulting  from the influence of supply and demand on relatively thin volume. There may be buyers at a time  when  there are no  sellers,  and  sellers  when  there  are no  buyers, resulting in significant  variations of bid and ask quotations by  market-making dealers,  attempting to adjust  changes in demand and supply.  A young market is also particularly vulnerable to short selling , sell orders by persons owning no shares of stock,  but intending to drive down the market price so as to purchase the shares to be  delivered  at a price below the price at which the shares were sold short .

     Of the Company's issued and outstanding  106,442,055 shares of Common Stock outstanding as of December 31, 2002, all shares, subject to an exception for the
32,953,204 shares owned by affiliates of the Company, might be presently sold in compliance with Rule 144, in brokerage  transactions,  at such time as there may be trading in the common stock of this  Company.  Rule 144 provides  among other things and  subject  to certain  limitations  that a person  holding  Restricted
Securities  for a period of two years,  who is not an  affiliate of the Company, may sell  those  securities,  free of  restriction  in  brokerage  transactions.
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

     Our Common Stock is quoted Over-The-Counter on the Bulletin Board ( OTCBB).
The Company's trading symbol is IDNW.OB.

     Period     High  bid     Low  bid
     ------     ---------     --------
     1st  2002     0.04          0.02
     2nd  2002     0.05          0.01
     3rd  2002     0.05          0.01
     4th  2002     0.08          0.02

     1st  2001     0.156         0.016
     2nd  2001     0.13          0.03
     3rd  2001     0.08          0.03
     4th  2001     0.05          0.03

The foregoing price information is based upon inter-dealer prices without retail mark-up,  markdown or commissions and may not reflect actual transactions and is adjusted for 2-to-1 split effective in November 2000.

(B)  HOLDERS.  Management  calculates that the approximate number of holders the
     Company s Common Stock, as of December 31, 2002 was 768.

(C)  DIVIDENDS.  No cash  dividends  have been paid by the Company on its Common
     Stock and no such payment is anticipated in the foreseeable future.

(D)  SALES OF UNREGISTERED COMMON STOCK IN 2002. None.

(E)  EQUITY  COMPENSATION  PLAN:  The Company does not presently  have an equity compensation plan.

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

     GENERATION OF REVENUES:

We derive our revenues from two different  sources,  through the direct sales of our  products  over the  Internet  and  through  our own direct  sales force and secondly through the wholesale of our products and services through  independent retail and  wholesale  channels of  distribution.  Revenues from the sale of our phone card  products,  whether  sold  directly by us or through our  independent retail and wholesale  channel,  are deferred and recognized as calling  services are used.  Revenue from our  wholesale  phone  services are  recognized as phone traffic flows over our network.

All Internet sales of our products are made over the Internet  primarily through credit card purchases.  We use credit card processing companies to verify credit cards.

     Since inception,  we have incurred  significant  losses and, as of December
31, 2002, had an accumulated deficit of $20,995,310.  We expect operating losses and negative  cash flow to continue  through at least the forth quarter of 2003.
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

     We have a limited  operating  history on which to base an evaluation of our business and  prospects.  You must also  consider our  prospects in light of the risks,  expense and  difficulties  frequently  encountered by companies in their early stage of development,  particularly  companies in new and rapidly evolving markets such as e-commerce.  Such risks for us include,  but are not limited to, an evolving  and  unpredictable  business  model and  management  of growth.  To address  these  risks,  we must,  among other  things,  maintain  and expand our customer  base,  implement and  successfully  execute our business and marketing strategy, continue to develop and upgrade our technology and systems that we use to  process  customers'  orders  and  payments,  improve  our Web site,  provide superior  customer  service,  respond to competitive  developments  and attract, retain and motivate qualified  personnel.  We cannot assure stockholders that we will be successful in addressing such risks, and our failure to do so could have a material adverse effect on our business,  prospects,  financial  condition and results of operations.

     RESULTS  OF  OPERATIONS.  The  following  table  sets  forth  statement  of operations data as a percentage of revenues for the periods indicated:

                                                 Year ended
                                                December  31,
                                          -----------------------
                                           2002             2001
                                          -----             -----

Total revenue .......................     100.0%            100.0%
Cost of sales .......................      87.1              77.4
                                          -----             -----

Gross margin ........................      12.9              22.6
Selling, general and administrative .      26.1              53.4

Operating loss ......................     (13.2)            (30.8)
Interest income (expense)  ..........      (4.7)            (18.3)
                                          -----             -----
Loss on extinguishment of debt ......      (3.5)              --
Gain from write off of liabilities ..       6.8               --
Gain from settlement of vendor
 Contract ...........................      10.1               --

Net loss from continuing operations .      (4.5)            (49.1)
Loss from discontinued operations ...     (10.1)           (192.6)

                                          -----             -----
Comprehensive Loss ..................     (14.6)           (241.7)
                                          =====             =====

Years ended December 31, 2002 and 2001

Revenue increased approximately $7,713,963 (200%) from $3,861,315 to $11,575,278 for the years  ended  December31,  2001 and 2002,  respectively.  Sales of phone cards  increased  approximately  1.3 million due to the  addition of a new phone card, and increasing  market share of our existing  cards.  Revenues from resale services increased approximately 6.2 million from 2001. This increase was due to profitable  contracts for resale minutes over our VoIP network.  These contracts were lost in 2002.  As of the date of this  filing the Company has not been able to replace the revenue generated by the contracts.  Management believes that the loss of the contracts is an ordinary  business risk and that the revenue will be replaced.

Cost of sales  consists  primarily of the costs of  termination of long distance traffic over our  networks  and the  wholesale  cost of products  purchased  for
resale  by  us.  Cost  of  sales  increased  $7,097,328   (237%)from  $2,724,783
(including  $262,014 of  depreciation)  to  $10,084,125  (including  $211,708 of depreciation) for the years ended December 31, 2001 and 2002, respectively.  The increase was primarily attributable to our increased sales volume in both retail and  wholesale.  Gross  profit(including  depreciation)  decreased from 22.6% at
December 31, 2001 to 12.8% at December 31, 2002. This 43% decrease was primarily attributable to an increase in vendor rates for phone card traffic.  The Company is continuously  negotiating and renegotiating  contracts in its current and new markets.  As a result,  existing  margins may not  necessarily  be indicative of future margins.

Selling,   general  and  administrative  expenses  consist  of  advertising  and promotional  expenditures,  payroll  and  related  expenses  for  executive  and administrative personnel,  facilities expenses,  professional services expenses, travel and other general corporate expense.  Selling, general and administrative expenses net of  depreciation  increased  $1,271,953  (78.5%) from $1,620,229 to
2,892,182  for the years ended  December  31, 2001 and 2002,  respectively.  The
increase  is  primarily  due  to  expenses   related  to  our  Dibz  product  of
approximately $780,000 in 2002, and increase in stock issued for services in the amount of approximately $490,000.  Selling,  general and administrative expenses are expected to decrease as a percentage  of revenue in future  periods  because our existing  company  infrastructure  will allow increases in revenues  without having to  incrementally  add  overhead.  However,  we expect these  expenses to increase in absolute dollars as we continue to pursue  advertising and marketing efforts,  expand our network termination  locations worldwide,  expand our staff and incur  additional  costs  related to the growth of our  business and being a public company.

Interest expense decreased  $163,933 (23.2%),  from $706,955 to $543,022 for the years ended December 31, 2001 and 2002, respectively.  This non-cash decrease is due to the  extinguishment  of convertible debt in the 2002. The Company expects interest  expense to remain constant or increase in 2003, due to the convertible note issued in February of 2003, and other debt the company may incur in 2003.

The  Company  incurred  a  $400,258  loss  from  the  early   extinguishment  of
convertible  debt issued in 2001.  The debt was retired with  available  cash to reduce dilution of the Company's stockholders interests

The Company recorded $787,992 gain from  extinguishment of accounts payable to a phone services carrier.  This payable was originally  incurred previous to iDial
Networks,  Inc. becoming a public entity.  However, this payable was incurred by an entity that was not brought forward into the corporation that was acquired by
Desert Springs Acquisition  Corporation.  The Company believes that it no longer has liability to this carrier for the above stated reasons.

The Company recorded a $1,169,589 gain on settlement of a vendor contract with a provider of telephone  services for the  Company's  Voice-over-Internet-Protocol
Network.  The Company  signed a settlement  agreement  and release of all claims related to the contract,  and, as a result,  recorded a gain on the contract due to payables  incurred  under the contract  that were forgiven by the provider at settlement.

The Company had a net loss from continuing operations of ($519,478) for the year ended 31, 2002 or a decrease in loss of 72.5% from the year ended  December  31,
2001. This overall increase in  profitability  is due to favorable  contracts in
2002 for resale  services as well as the Companies  efforts to  consolidate  its operations and focus on developing its Voice over internet protocol network.

In 2002 the Company recorded a loss from the disposal of discontinued operations of  ($1,176,081)  compared  to a loss of  ($7,501,297)  in 2001.  The 2001  loss resulted from the write off of the  operations  and net assets of Whoofnet.  The loss recorded in 2002 consists of several factors; 1) a gain of $229,620 for the write off of the  remaining  Whoofnet  liabilities  due to the default  judgment against  Whoofnet  allowing us to effectively  reverse the purchase of Whoofnet.
Based on this  judgment in our favor the Company  believes that it no longer has obligations  related  to  Whoofnet.  2) The write  off of  2Sendit  goodwill  of
$1,448,472 and 3) a gain of $42,771 was generated by the  discontinuation of the profitable operations of 2Sendit. 2Sendit was discontinued due to changes in the broadcast fax market that would have restricted  future revenue  generation,  as well as the  loss of a  significant  customer  at the  end of  2001.  Management believes that the discontinuation of these two segments has and will continue to
free  up  resources   needed  to  continue   development   the  Companies   core
telecommunications network.

     Liquidity and Financial Position

As of  December  31,  2002,  we had  approximately  $21,767  of  cash  and  cash equivalents. As of that date, our principal commitments consisted of obligations for long  distance  transmissions,  and other  payables  incurred  in the normal course  of  business.  At year end and into 2003  iDial's  cash  generated  from operations has not been sufficient to meet all of our operating obligations. Due to this shortfall the Company issued a convertible  note in the principal amount of $750,000 to an unrelated investor. Net proceeds of $616,590 (after legal fees of $45,000,  and fund  manager fee of  $88,410)  are being used to fund  current obligations and revenue expansion.

Net cash  provided by operating  activities  was  $1,230,356  for the year ended
December  31, 2002 and  $131,717 in 2001.  The  increase  was  primarily  due to proceeds  from  contracts  for  resale  phone  minutes  sold over our Voice over internet  protocol  network.  iDial is also  actively  working on expanding  its prepaid  phone card  business.  In late  November 2002 the Company added a sales agent to distribute a new phone card to new international  markets.  At December
31, 2002 this agent had added approximately  $260,000 to phone card revenue. The
Company expects phone card sales to these new international  markets to continue to grow. The Company is also continuing to add new agents.

Net cash from (used in)  investing  activities  was  $604,140 for the year ended
December 31, 2002 and $201,622  for 2001.  This amount  consists of additions to property and equipment,  including  computer  equipment,  network  servers,  and internet gateways for voice over the Internet transmission. These purchases have significantly  expanded the Companies network allowing for greater opportunities in both our wholesale and retail segments.

Net cash provided by (used in) financing  activities was $(986,252) for the year ended  December  31,  2002 and  $384,298  for 2000.  Net cash used in  financing activities for 2002 was impacted by the settlement of convertible debt issued in
2001 with a cash payment of $969,191. The Company also received cash proceeds of
$90,000 from two officers of the Company to fund short-term cash requirements.

iDial  currently  is  in  the  process  of  finalizing  and  reviewing   several
opportunities to expand its revenue and obtain new technology that will allow it to gain a competitive advantage in the market place.

The company  believes  that the current cash on hand is  sufficient to allow the company to sustain its current operations for a finite period of time.  However, without additional funding of $1,000,000,  the company believes that it will not generate net income during fiscal year 2004. As described  above, the company is discussing the possibility of additional financing.

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

     We  incurred  net  losses  from  continuing   operations  of  $519,478  and
$1,894,349 for the fiscal years ended December 31, 2002 and 2001,  respectively.
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

                          ITEM 7. FINANCIAL STATEMENTS.

     Reference is made to Auditors  Report of December 31, 2002 filed  herewith.
Those financial  statements,  attached thereto are  incorporated  herein by this reference as though fully set forth herein.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE.

     On March 15, 2002, the Company  dismissed its former  independent  auditor,
Kenneth  Lieberman CPA, PA  ("Lieberman"),  based on that such action was in the best interests of the Company.  Effective as of that date,  the Company  engaged
Ehrhardt  Keefe Steiner & Hottman PC ("EKS&H") as its new  independent  auditor.
The decision to change accountants was approved by the board of directors of the
Company.

     For the years  ended  December  31,  2000 and 2001 and up until the date of dismissal,  the  Company and  Lieberman  had no  disagreements  on any matter of accounting  principles or practices,  financial statement disclosure or auditing scope or procedure,  which disagreement,  if not resolved to the satisfaction of
Lieberman,  would have caused it to make  reference to the subject matter of the disagreement in connection with any report or opinion it might have issued.

     Lieberman's opinion in its report on the Company's financial statements for the year ended December 31, 2000 expressed substantial doubt with respect to the
Company's  ability to continue  as a going  concern.  Lieberman's  report on the
Company's  financial  statements  for the year ended  December  31, 2000 did not contain any other adverse  opinion,  disclaimer of opinion,  or  modification or qualification  of  opinion.  Lieberman  did not issue a report on the  financial statements for the year ended December 31, 2001.

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

NAME. . . . . . .  AGE  POSITION
-----------------  ---  ------------------------------------
Mark T. Wood. . .   43  Chairman of the Board and Chief Executive Officer
Klaus Scholz. . .   53  Chief Operating Officer and Director
Edward J. Janusz.   60  Director
Thomas G. Seifert   31  CFO

MARK T. WOOD, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER. Prior to iDial,
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

Code of Ethics

The Company has adopted its Code of Ethics and  Business  Conduct for  Officers,
Directors  and  Employees  that applies to all of the  officers,  directors  and employees of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's  executive officers and directors  and  persons  who own  more  than  10% of a  registered  class of the
Company's  equity  securities  to file  reports of their  ownership  thereof and changes in that ownership with the  Securities and Exchange  Commission  ("SEC")
and the National  Association of Securities  Dealers,  Inc. Executive  officers, directors and greater than 10%  stockholders  are required by SEC regulations to furnish the Company with copies of all such reports they file.

Based  solely  upon a  review  of  Forms  3, 4 and 5,  and  amendments  thereto, furnished to the Company  during  fiscal year 2002,  the Company is not aware of any  director,  officer  or  beneficial  owner of more than ten  percent  of the
Company's Common Stock that, during fiscal year 2002, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION.

                                             Annual Compensation                                  Awards             Payouts
-----------------------------------------------------------------------------------  ----------------------------- ------------
       (a)              (b)           (c)            (d)                (e)                (f)              (g)         (h)          (i)

                                                                                                        Securities
                                                                      Other             Restricted      Underlying     LTIP         Other
Name and Principal                                                    Annual              Stock          Options/     Payouts      Compen-
    Position            Year       Salary($)       Bonus($)       Compensation($)       Award(s)($)       SARs(#)       ($)        sation
-------------------  ----------  --------------  ------------  -------------------   -----------------  ----------- ------------ -------------

Mark T. Wood           2002          96,000                                                  --
Chief Executive        2001            --                                                2,500,000
Officer                2000            --                                                1,176,000 sh

Thomas Seifert         2002          96,000                                                 --
Chief Financial        2001            --                                                1,750,000 sh
Officer

Klaus Scholz           2002          84,000                                                 --
Vice President         2001                                                              1,000,000 sh
of retail sales

Edward J. Janusz       2002          69,000                                              5,000,000 sh
President and          2001            --                                                   --
Chief Operating
officer

      ITEM 11. SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS AND 5% OWNERS.

     Common  Stock:  To the best of Company s knowledge and belief the following disclosure presents, as of the date of this report, December 31, 2002, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers  and  Directors as a group,  without  naming them,  of the Company, known to or discoverable by the Company, and the total security ownership of all persons,  entities and groups,  known to or discoverable  by Company,  to be the beneficial  owner or owners of more than five  percent  of any  voting  class of
Company s stock.  More than one  person,  entity or group  could be  beneficiary interested  in the same  securities,  so that the total of all  percentages  may accordingly exceed one hundred percent. The Company has only one class of stock, namely Common Voting Equity Shares.

NAME AND ADDRESS OF BENEFICIAL OWNER. .  AMOUNT      PERCENTAGE OF
                                         OWNERSHIP
-------------------------------------------------------------------
Mark T. Wood, Chairman of the Board . .  20,600,000           19.4%
2204 Timberloch Place Ste. 225
The Woodlands, TX  77380
-------------------------------------------------------------------
Klaus Scholz, Director and COO. . . . .   4,040,000            3.8%
2204 Timberloch Place Ste. 225
The Woodlands, TX  77380
-------------------------------------------------------------------
Thomas G. Seifert, CFO. . . . . . . . .   3,213,204            3.0%
10800 E. Bethany Ste. 380
Denver, CO  80014
-------------------------------------------------------------------
Edward J. Janusz, Director. . . . . . .   5,100,000            4.8%
2204 Timberloch Place Ste. 225
The Woodlands, TX  77380
-------------------------------------------------------------------

All Directors and Officers Total. . . .  32,953,204           31.0%
-------------------------------------------------------------------

Total Shares Issued and Outstanding . .  106,442,055            100%

-------------------------------------------------------------------

Beneficial  Ownership  is  determined  in  accordance  with  the  rules  of  the
Securities and Exchange  Commission and generally  includes voting or investment power with respect to  securities.  Shares of common stock subject to options or warrants  currently  exercisable or  convertible,  or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed  outstanding for computing the percentage of any other person.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have entered into the  following  related  transactions  with our  directors, officers, or affiliates:

Mark Wood,  the Company's  Chairman of the Board,  loaned the Company a total of
$1,447,060 in various loans from December 31, 1999 through December 2002.

   ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (A)

Exhibit
-------
 No.        Description
----        -----------

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
4.1         Convertible Note issued to Laurus Master Fund dated July 6, 2001(5)
4.2         Warrant issued to Laurus Master Fund dated July 6, 2001(5)
4.3         Security Agreement dated July 6, 2001 (5)
4.4         Common Stock Purchase Warrant with AJW Offshore, Ltd. dated February 6, 2003.(7)
4.5         Common Stock Purchase Warrant with AJW Partners, LLC. dated February 6, 2003. (7)
4.6         Common Stock Purchase Warrant with AJW Qualified Partners, LLC. dated February 6, 2003. (7)
4.7         Convertible Debenture with AJW Offshore, Ltd. dated February 6, 2003. (7)
4.8         Convertible Debenture with AJW Partners, LLC. dated February 6, 2003. (7)
4.9         Convertible Debenture with AJW Qualified Partners, LLC. dated February 6, 2003. (7)
4.10        Securities Purchase Agreement for the $750,000 financing entered on February 6, 2003. (7)
4.11        Security Agreement dated February 6, 2003. (7)
4.12        Intellectual Property Security Agreement dated February 6, 2003. (7)
4.13        Registration Rights Agreement dated February 6, 2003. (7)
4.14        Guaranty and Pledge Agreement by Mark T. Wood dated February 6, 2003. (7)
4.15        Note Purchase Agreement entered between iDial Networks, Inc. and Mark Wood dated March 31, 2000. (7)
4.16        Convertible Promissory Note with Mark Wood dated March 31, 2000. (7)
4.17        Amendment No. 1 to the Note Purchase Agreement dated February 4, 2003. (7)
10.1        Subscription Agreement between iDial and Laurus Master Fund dated July 6, 2001(5)
16.1        Letter on Change in Certifying Accountant(6)
22.1        List of Subsidiaries
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
99.3        Code of Ethics and Business Conduct of Officers, Directors and
            Employees of iDial Networks, Inc.

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
(7)  Incorporated  by  reference  to the Company  Form SB-2 filed on February 2,
     2003.

     (B) FORM 8-K REPORTS.

On November 4, 2002, the Company filed a Form 8-K Current Report disclosing that a default judgment was entered against Whoofnet.com, Inc. and Mr. Carl Battie in favor of the Company in connection  with the  complaint  filed by the Company in the District Court for Dallas County, Texas.

                       Item 14. Controls and Procedures.

As of December 31, 2002, an evaluation was performed  under the  supervision and with  the  participation  of  the  Company's  management,  including  the  Chief
Executive Officer and the Chief Financial  Officer,  of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that  evaluation,  the Company's  management,  including the Chief  Executive
Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002.  There have been no significant  changes in the Company's  internal  controls or in other factors that could  significantly  affect internal  controls  subsequent to December 31,
2002.

                 SUPPLEMENTARY INFORMATION TO BE FURNISHED WITH
              REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY
                REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material has been sent to security holders.

                                   SIGNATURES

     In accordance  with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  IDIAL NETWORKS, INC. (f/k/a Desert Springs Acquisitions, Inc.)

                  /s/ Mark T. Wood
                  ----------------
                  Mark T. Wood, Chairman of the Board and Chief
                  ---------------------------------------------
                  Executive Officer
                  -----------------

Dated: March 31, 2003

In  accordance  with the Exchange  Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

Dated:  March 31, 2003

/s/ Mark T. Wood        Chairman of the Board and Chief Executive Officer
----------------
Mark T. Wood

/s/Klaus Scholz         Chief Operating Officer and Director
---------------
Klaus Scholz

/s/Edward Janusz        Director
----------------
Edward Janusz

/s/Thomas G. Seifert    Chief Financial Officer
--------------------
Thomas G. Seifert

                                  CERTIFICATION

     I, Mark T. Wood, certify that:

1.   I have reviewed this annual report on Form 10-KSB of iDial Networks, Inc.;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31,  2003

/s/  Mark T. Wood
Marl T. Wood
Chief Executive  Officer

                                  CERTIFICATION

     I, Thomas G. Seifert, certify that:

1.   I have reviewed this annual report on Form 10-KSB of iDial Networks, Inc.;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31,  2003

/s/  Thomas G. Seifert
Thomas G. Seifert
Chief Financial  Officer

                              IDIAL NETWORKS, INC.

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                                December 31, 2002

                              IDIAL NETWORKS, INC.

                                Table of Contents

Independent Auditors' Report

Consolidated Financial Statements

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statement of Changes in Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
iDial Networks, Inc.
Denver, CO

We have audited the accompanying  consolidated  balance sheet of iDial Networks,
Inc.  as of  December  31,  2002,  and the related  consolidated  statements  of operations,  changes in stockholders' deficit and cash flows for the years ended
December  31,  2002 and 2001 These  consolidated  financial  statements  are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain reasonable  assurance about whether the consolidated financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  consolidated  financial  statements.  An audit also includes  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  consolidated  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the financial position of iDial Networks, Inc.
as of December  31,  2002,  and the results of their  operations  and their cash flows  for the  years  ended  December  31,  2002  and 2001 in  conformity  with accounting principles generally accepted in the United States of America.

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

                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

February 28, 2003
Denver, Colorado

                              IDIAL NETWORKS, INC.

                           Consolidated Balance Sheet
                                December 31, 2002

                                     Assets

Current assets
  Cash ....................................................   $     21,767
  Accounts receivable .....................................        145,200
  Notes receivable - current portion ......................         50,000
                                                              ------------
      Total current assets ................................        216,967
                                                              ------------

Non-current assets
  Property and equipment, net .............................        794,523
  Intangibles, net ........................................         86,000
  Other long-term assets ..................................         59,878
                                                              ------------
      Total non-current assets ............................        940,401
                                                              ------------

Total assets ..............................................   $  1,157,368
                                                              ============

                      Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable - trade ................................   $  1,099,347
  Accrued liabilities .....................................        654,552
  Due to related parties ..................................        149,568
  Deferred revenue ........................................        191,753
  Current portion of long-term debt .......................          8,259
  Current portion of capital lease obligation .............         32,149
                                                              ------------
      Total current liabilities ...........................      2,135,628
                                                              ------------

Non-current liabilities
  Long-term debt, less current portion ....................          4,999
  Note payable - stockholder ..............................      1,419,777
                                                              ------------
      Total non-current liabilities .......................      1,424,776
                                                              ------------
      Total liabilities ...................................      3,560,404
                                                              ------------

Commitments and contingencies

Stockholders' deficit
  Preferred stock, no par value, 30,000,000 shares
   authorized, no shares issued and outstanding ...........           --
  Common stock, $005 par value, 500,000,000 shares
   authorized at December 31, 2001 87,144,454
   shares issued and outstanding ..........................        532,211
  Additional paid-in capital ..............................     18,060,063
  Accumulated deficit .....................................    (20,995,310)
                                                              ------------
      Total stockholders' deficit .........................     (2,403,036)
                                                              ------------

Total liabilities and stockholders' deficit ...............   $  1,157,368
                                                              ============

                 See notes to consolidated financial statements.

                              IDIAL NETWORKS, INC.

                      Consolidated Statements of Operations

                                                               For the Years Ended
                                                                   December 31,
                                                          ----------------------------
                                                              2002             2001
                                                          ------------    ------------

Sales .................................................   $ 11,575,278    $  3,861,315

Cost of goods sold
  Cost of sales .......................................      9,872,417       2,724,783
  Depreciation ........................................        211,708         262,014
                                                          ------------    ------------
      Total cost of goods sold ........................     10,084,125       2,986,797
                                                          ------------    ------------

Gross profit ..........................................      1,491,153         874,518
                                                          ------------    ------------

Selling, general and administrative expenses
  General and administrative expenses .................      2,892,182       1,620,229
  Depreciation and amortization .......................        134,566         441,683
                                                          ------------    ------------
      Total selling, general, and administrative
      expenses ........................................      3,026,748       2,061,912
                                                          ------------    ------------

Loss from operations ..................................     (1,535,595)     (1,187,394)
                                                          ------------    ------------

Other income (expense)
  Gain from sale of assets ............................          1,816            --
  Interest expense ....................................       (543,022)       (706,955)
  Loss on extinguishment of debt ......................       (400,258)           --
  Gain on write off of liabilities ....................        787,992            --
  Gain from settlement of vendor contract .............      1,169,589            --
                                                          ------------    ------------
      Total other income (expense) ....................      1,016,117        (706,955)
                                                          ------------    ------------

Loss from continuing operations .......................       (519,478)     (1,894,349)

Discontinued operations ...............................     (1,176,081)     (7,435,095)
                                                          ------------    ------------

Net loss ..............................................   $ (1,695,559)   $ (9,329,444)
                                                          ============    ============

Basic and diluted weighted average common shares
 outstanding ..........................................     94,893,522      87,536,658
                                                          ============    ============

Basic and diluted loss from continuing operations per
 common share .........................................   $      (0.01)   $      (0.02)
                                                          ============    ============

Basic and diluted loss from discontinued operations per
 common share .........................................   $      (0.01)   $      (0.09)
                                                          ============    ============

Basic and diluted loss per common share ...............   $      (0.02)   $      (0.11)
                                                          ============    ============

                 See notes to consolidated financial statements.

                              IDIAL NETWORKS, INC.

           Consolidated Statement of Changes in Stockholders' Deficit
                 For the Years Ended December 31, 2002 and 2001

                                                  Common Stock             Additional                    Accumulated         Total
                                          ----------------------------       Paid-in       Accumulated   Comprehensive    Stockholders'
                                            Shares           Amount          Capital          Deficit      Income/Loss      Deficit
                                          ------------    ------------    ------------     -----------    ------------    ------------

Balance - December 31, 2000 ...........     87,144,454    $     87,144    $ 16,956,020    $ (9,970,307)   $    (42,000)   $  7,030,857

Intrinsic value of in-the-money
 conversion features related to
 convertible notes payable ............           --              --           905,899            --              --           905,899

Debt issuance costs on convertible debt           --              --          (139,750)           --              --          (139,750)

Change in par value of common stock ...           --           348,578        (348,578)           --              --              --

Stock issued for services .............        974,100           4,870          24,350            --              --            29,220

Realized loss on marketable security ..           --              --              --              --            42,000          42,000

Net loss from operations ..............           --              --              --        (9,329,444)           --        (9,329,444)
                                          ------------    ------------    ------------     -----------    ------------    ------------

Balance - December 31, 2001 ...........     88,118,554         440,592      17,397,941     (19,299,751)           --        (1,461,218)

Stock issued for services .............     19,377,000          96,885         449,424            --              --           546,309

Stock issued on convertible notes
payable ...............................     17,896,000          89,481         133,951            --              --           223,432

Cancelled shares ......................    (18,949,499)        (94,747)         78,747            --              --           (16,000)

Net loss ..............................           --              --              --        (1,695,559)           --        (1,695,559)
                                          ------------    ------------    ------------     -----------    ------------    ------------

Balance - December 31, 2002 ...........    106,442,055    $    532,211    $ 18,060,063    $(20,995,310)           --      $ (2,403,036)
                                                          ============    ============    ============    ============    ============

                 See notes to consolidated financial statements.

                              IDIAL NETWORKS, INC.

                      Consolidated Statements of Cash Flows

                                                           For the Years Ended
                                                                December 31,
                                                       --------------------------
                                                              2002          2001
                                                       -----------    -----------
Cash flows from operating activities
  Net loss .........................................   $(1,695,559)   $(9,329,444)
                                                       -----------    -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities
   Stock issued for services .......................       546,309         29,220
   Depreciation ....................................       303,274        575,108
   Amortization of discount on convertible debt ....       374,904        530,811
   Amortization of intangible assets ...............        43,000      1,007,133
   (Gain) loss on disposal of assets of discontinued
    operations .....................................      (220,363)     6,628,152
   Gain on disposal of fixed assets ................        (1,816)          --
   Gain from settlement of vendor contract .........    (1,169,589)          --
   Impairment of goodwill ..........................     1,448,472           --
   Loss on extinguishment of debt ..................       400,258           --
   Gain on write off of liabilities ................      (787,992)          --
   Changes in assets and liabilities
     Accounts receivable - net .....................       115,057       (208,783)
     Accounts receivable - other ...................          (564)        95,000
     Prepaid expenses ..............................        (8,043)         1,404
     Accounts payable and accrued liabilities ......     1,813,690        711,937
     Deposits ......................................       (70,950)        70,950
     Deferred revenue ..............................       140,268         20,229
                                                       -----------    -----------
                                                         2,925,915      9,461,161
                                                       -----------    -----------
      Net cash provided by operating activities ....     1,230,356        131,717
                                                       -----------    -----------

Cash flows from investing activities
  Purchase of property and equipment ...............      (656,140)      (354,942)
  Proceeds from sale of fixed assets ...............        52,000           --
  Net liabilities of discontinued operations .......          --          153,320
                                                       -----------    -----------
      Net cash used in investing activities ........      (604,140)      (201,622)
                                                       -----------    -----------

Cash flows from financing activities
  Net advances (payments) on line-of-credit ........       (14,704)        14,704
  Proceeds from issuance of long-term debt .........          --          610,250
  Payment on long-term debt ........................      (987,997)          --
  Stockholder loans ................................       (40,579)       (96,704)
  Proceeds from related party notes payable ........       100,568           --
  Payments on related party notes payable ..........        (1,000)          --
  Payments on long-term capital leases .............       (26,540)      (143,952)
  Repurchase and cancellation of stock .............       (16,000)          --
                                                       -----------    -----------
      Net cash (used in) provided by financing
      activities ...................................      (986,252)       384,298
                                                       -----------    -----------

Net (decrease) increase in cash ....................      (360,036)       314,393

Cash - beginning of year ...........................       381,803         67,410
                                                       -----------    -----------

Cash - end of year .................................   $    21,767    $   381,803
                                                       ===========    ===========
Supplemental disclosure of cash flow information

Cash paid for:                      Interest
                                  ----------

    2002                          $    452,323
    2001                          $     26,473

Supplemental disclosure of non-cash activity:

     During  2002,  the  Company  assumed a note  receivable  of $50,000  from a related party, and recorded the related payable.

     During  2002,  the Company  recorded  $223,432  for stock issued to satisfy convertible debt of $172,675 and the related accrued interest of $50,757.

     During 2002, the Company recorded $546,309 for stock issued for services.

     During 2002,  the Company  recorded  $83,747 for the  retirement  of common stock.

     During  2002,   the  Company   adjusted   certain  net  assets  related  to
     discontinued  operations by $67,043 due to a default  judgement against the former  owners of  Whoofnet.com  and have  included this in the (gain) loss from discontinued operations.

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

                              IDIAL NETWORKS, INC.

                   Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

The consolidated  financial  statements  include the accounts of iDial Networks,
Inc.,   ("iDial")  and  it's  wholly  owned  subsidiary,   Dibz  Inc.  ("Dibz"),
(collectively the "Company").

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

2Sendit  provides a marketing  service by advertising  the products and services through a variety of media with a primary  focus on the use of fax mail,  direct mail and email.  In addition  the Company  provides  ancillary  services,  which include  the sales of mailing  lists,  and  consultation  services.  The primary customer has been the  investment  market but the Company has recently  expanded its integration into the general  business market.  In the third quarter of 2002 the Company decided to discontinue the operations of 2sendit.com (Note 3).

In April of 2002 the Company  incorporated a new wholly owned subsidiary,  Dibz,
Inc. Dibz produces and markets the "Dibz card" which is a prepaid "stored value"
card that can be used to purchase  online  digital  content and to make discount phone calls.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of iDial
Networks,  Inc. and its subsidiary.  All intercompany  accounts and transactions have been eliminated in consolidation.

Concentrations of Credit Risk

The Company  grants  credit in the normal course of business to customers in the
United States.  The Company  periodically  performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

During the year ended  December  31, 2002 four  customers  accounted  for 88% of total revenues.  At December 31, 2002 these same customers  accounted for 79% of total  accounts  receivable.  Also during the year ended  December 31, 2002 four suppliers accounted for 20% of total purchases and 9% of accounts payable.

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

Intangible Assets

Intangible  assets  consist of  trademarks.  These amounts are amortized  over 5 years using the straight-line method.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the years ended December 31, 2002 and 2001 was $65,633 and $52,374, respectively.

Recently Issued Accounting Pronouncements

In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with  Exit or  Disposal  Activities."  SFAS No.  146  addresses  accounting  and reporting for costs  associated  with exit or disposal  activities and nullifies
Emerging  Issues Task Force Issue No. 94-3,  "Liability  Recognition for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (Including
Certain  Costs  Incurred  in a  Restructuring)".  SFAS No. 146  requires  that a liability for a cost associated with an exit or disposal  activity be recognized and measured  initially at fair value when the  liability is incurred.  SFAS No.
146 is  effective  for exit or  disposal  activities  that are  initiated  after
December  31,  2002,  with early  application  encouraged.  The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In  November  2002,  the FASB  published  Interpretation  No.  45,  "Guarantor's
Accounting  and  Disclosure  Requirements  for  Guarantees,  Including  Indirect
Guarantees  of  Indebtedness  of  Others".  The  Interpretation  expands  on the accounting  guidance of Statements No. 5, 57, and 107 and incorporates,  without change, the provisions of FASB Interpretation No. 34, which is being superseded.
The Interpretation  elaborates on the existing disclosure  requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies  that at the time a  company  issues a  guarantee,  the  company  must recognize  an initial  liability  for the fair value,  or market  value,  of the obligations it assumes under that  guarantee and must disclose that  information in its interim and annual  financial  statements.  The initial  recognition  and initial measurement provisions apply on a prospective basis to guarantees issued or modified  after  December  31, 2002,  regardless  of the  guarantor's  fiscal year-end.  The disclosure  requirements in the  Interpretation are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002.  The  Company  does not expect the  adoption of this  statement  to have a material effect on the Company's financial statements.

In December  2002,  the FASB issued SFAS No. 148,  "Accounting  for  Stock-Based
Compensation-  Transitions and Disclosure".  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement  is for fiscal years ended after  December 15, 2002.  The Company does not expect  the  adoption  of this  statement  to have a material  effect on the
Company's financial statements.

Reclassifications

Certain  amounts in the 2001  financial  statements  have been  reclassified  to conform to the 2002 presentation.

Long-Lived Assets

The Company  reviews its  long-lived  assets for impairment  whenever  events or changes in circumstances  indicate that the carrying amount of the asset may not be recovered,  in accordance  with SFAS 144. The Company looks  primarily to the undiscounted  future cash flows in its  assessment of whether or not  long-lived assets have been impaired.

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

For the years ended  December 31, 2002 and 2001 total  warrants and  convertible debt of  41,616,666  were not  included in the  computation  of diluted loss per share because  their effect was  antidilutive,  however,  if the Company were to achieve profitable  operations in the future, they could potentially dilute such earnings.

Convertible Notes Payable

The Company accounts for convertible notes payable with in-the-money  conversion features in accordance with EITF 98-5,  accordingly,  the intrinsic value of the conversion feature is initially recorded as an addition to paid-in-capital and a discount on the related convertible notes with the discount being amortized over the remaining  contractual life of the respective note. Any unamortized discount remaining  upon  conversion  prior to the  stated  maturity  date of the note is immediately recognized as interest expense.  During the years ended December 31,
2002 and 2001,  $374,904  and  $530,811  was  included in interest  expense from amortization of these discounts.

Note 2 - Going Concern

The  accompanying  financial  statements  have been  prepared on a going concern
basis  which   contemplates   the  realization  of  assets  and  liquidation  of
liabilities  in the ordinary  course of  business.  The  accompanying  financial statements have been prepared on a going concern basis,  which  contemplates the realization of assets and  liquidation of liabilities in the ordinary  course of business.

The Company has  suffered  recurring  losses from  operations  and has a working capital  deficiency  of  approximately  $1.9 million at December  31, 2002.  The
Company's  financial  statements  have been prepared on the assumption  that the
Company  will  continue as a going  concern.  Management  has  instituted a cost reduction  program that includes a reduction of labor and fringe  benefit costs.
In addition,  the Company has consolidated several of its operations,  increased marketing  efforts  on its  product  lines,  adjusted  sales  prices of  certain products  to bring  them in line  with  costs,  and  negotiated  more  favorable contracts to provide services at more efficient costs. If the actions  described above are not  successful in achieving  profitability  or  additional  financing cannot be obtained,  the Company would be materially and adversely  affected and there is  substantial  doubt about the Company's  ability to continue as a going concern.  The financial  statements do not include any adjustments  necessary if the Company becomes unable to continue operations for any reason.

Note 3 - Discontinued Operations

During  the third  quarter  of 2002,  management  revised  its  projections  for
2Sendit. Due to the loss of a significant customer that the Company has not been able  to  replace,  and the  resulting  negative  effect  on  2Sendit  cashflow, managment has decided to discontinue  the  operations of 2Sendit.  The remaining equipment is being utilized in the operations of Idial.

The  accompanying  financial  statements  reflect the results of  operations  of
2Sendit as a discontinued business segment for the years ended December 31, 2002 and 2001, and the operations of Whoofnet.com as a discontinued  business segment for the year ended  December 31, 2001.  The  discontinued  results of operations include those direct revenues and expenses of 2Sendit and Whoofnet.com.

The  results of  operations  of the  Company's  discontinued  operations  are as follows:

                                                              For the Years Ended
                                                                 December 31,
                                                          --------------------------
                                                              2002          2001
                                                          -----------    -----------

Revenue ...............................................   $   161,461    $ 1,967,374
Direct costs of services ..............................       (97,422)    (1,622,591)
                                                          -----------    -----------

Gross margin ..........................................        64,039        344,783
                                                          -----------    -----------

Selling, general and administrative ...................       (12,011)      (283,933)
Depreciation ..........................................          --         (289,919)
Impairment of goodwill ................................    (1,448,472)          --
                                                          -----------    -----------

Net loss before amortization of goodwill ..............    (1,396,444)      (229,069)

Amortization of goodwill ..............................          --         (577,874)
                                                          -----------    -----------

Net loss on discontinued operations ...................    (1,396,444)      (806,943)

Gain (loss) on disposal of Whoofnet.com assets ........       220,363     (6,628,152)
                                                          -----------    -----------

Loss on discontinued operations .......................   $(1,176,081)    (7,435,095)
                                                          ===========    ===========

Basic and diluted loss from discontinued operations per
 common share .........................................   $     (0.01)   $     (0.09)
                                                          ===========    ===========

During the fourth  quarter of 2001,  the Company wrote off  unrealizable  assets related to the discontinued  operations of  Whoofnet.com,  Inc. in the amount of
$6,628,152.

The assets written-off consist of the following:

Current assets .......................................   $      93,200
Equipment and software ...............................       1,864,921
Goodwill .............................................       4,670,031
                                                         -------------
Loss on disposal of the operations of Whoofnet.com ...   $   6,628,152
                                                         =============

The assets of 2Sendit are being utilized in the operations of the Company.

On August 7, 2000,  in accordance  with an Agreement and Plan of  Reorganization
(the "Agreement"),  the Company agreed to acquire Whoofnet.Com,  Inc., a Florida
Corporation  ("Whoofnet"),  for issuance of 10,000,000 shares of common stock of the  Company.  Thereafter,  the Company  instituted  legal  proceedings  against
Whoofnet  and  Mr.  Carl  Battie   (Whoofnet  and  Mr.  Battie  are  hereinafter
collectively  referred to as the  "Defendants") in the District Court for Dallas
County,  Texas (the "Court") alleging that the Defendants violated certain terms of the Agreement.  The Company was seeking damages resulting from the violations of the  Agreement as well as the  rescission of the  Agreement.  On September 9,
2002, a Default Judgment was entered against the Defendants as a result of their failure  to appear and the Court held that,  among  other  items,  all shares of common  stock of the  Company  issued  to  shareholders  of  Whoofnet  should be cancelled  and  returned to the Company.  The  Company,  pursuant to the Default
Judgment,  cancelled  17,949,499 shares of common stock,  which is the number of shares issued in connection  with the  Agreement on a  post-forward  split basis that was implemented in November 2000.

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

During the second quarter  management  revised its  projections  for 2Sendit and during the 3rd quarter management discontinued the operations of 2Sendit. Due to the loss of a significant customer that the Company has not been able to replace and the resulting negative effect on future cash flow, the fair value of 2Sendit valued on a discounted  cash flow basis did not support the  carrying  value and management has impaired the carrying  value of goodwill of $1,448,472,  which is reflected as an accounting  change.  The  goodwill,  which has been impaired was reclassified  to the Company's  marketing  services  segment in connection  with implementing Statement 142. In adopting Statement 142 as of January 1, 2002, the
Company also no longer amortizes goodwill.

As required by  Statement  142,  the  accounting  change has been applied in the first quarter of 2002.  Had the Company  adopted  Statement 142 as of January 1,
2001, the historical amounts previously reported at twelve months ended December
31, 2001 would have been adjusted to the following:

Net loss as reported ................................    $ (9,329,444)
Addback:  goodwill amortization .....................          966,133
                                                         -------------
Adjusted net (loss) .................................    $ (8,363,311)
                                                         =============

Basic and diluted loss per share as reported ........    $      (0.02)
Goodwill amortization ...............................           (0.01)
                                                         -------------
Adjusted loss per share .............................    $      (0.03)
                                                         =============

Note 4 - Property and Equipment

Property and equipment at December 31, 2002 consist of the following:

Computer equipment and software .....................    $   1,146,452
Telephony equipment .................................          611,389
Other equipment .....................................          180,617
Furniture and fixtures ..............................           19,582
                                                         -------------
                                                             1,958,040
Less property, plant and equipment - accumulated
 depreciation .......................................      (1,163,517)
                                                         -------------
                                                         $     794,523
                                                         =============

Note 5 - Income Taxes

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

The tax effects of temporary  difference that give rise to significant  portions of deferred tax assets and liabilities at December 31, 2002 are as follows:

Net operating loss carryforward ......................   $   5,096,000
Depreciation and amortization ........................       (239,000)
                                                         -------------
Net deferred tax asset ...............................       4,857,000
Valuation allowance ..................................     (4,857,000)
                                                         -------------
                                                         $          -
                                                         =============

Note 6 - Long-Term Debt

Long-term debt at December 31, 2002 consists of:

Note payable in monthly  installments  of $795 including
 interest at 12.9%  expiring  July 2004.  Collateralized
 by equipment.........................................   $      13,258
                                                         -------------

  Less current portion  ..............................         (8,259)
                                                         -------------
                                                         $       4,999
                                                         =============

Maturities of long-term obligations are as follows:

Year Ending December 31,
------------------------
        2003 .........................................   $      8,259
        2004 .........................................          4,999
                                                         ------------
                                                         $     13,258
                                                         ============

Note 7 - Capital Leases

The Company had  previously  acquired  assets under the  provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized.  The leases expire in August 2003. Amortization of the leased property is included in depreciation expense.

The  assets  under  capital  lease  have cost and  accumulated  amortization  at
December 31, 2002 as follows:

Cost .................................................   $     124,284
Less accumulated amortization ........................       (103,567)
                                                         -------------
                                                         $      20,717
                                                         =============

Maturities of capital lease obligations are as follows:

Year Ending December 31,
------------------------
        2003 .........................................   $     34,985
                                                         ------------
        Total minimum lease payments .................         34,985
        Amount representing interest .................        (2,836)
                                                         ------------
        Present value of net minimum lease payments ..         32,149
        Less current portion .........................       (32,149)
                                                         ------------

        Long-term capital lease obligation ...........   $         -
                                                         ===========

Note 8 - Commitments and Contingencies

Operating Leases

The Company  leases  facilities,  equipment  and vehicles  under  non-cancelable operating leases expiring through September 2003.

Rent expense for these leases was:

Year Ending December 31,
------------------------

        2002 .........................................   $      62,712
        2001 .........................................   $      91,989

Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31,
------------------------
        2003 .........................................   $      40,200
                                                         -------------
                                                         $      40,200
                                                         =============

Note 9 - Stockholders' Equity

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
expected life of 5 years, 374.77% volatility, risk-free rate of 5.5% and a 0.00%
dividend yield.

The following table presents the activity for warrants outstanding:

                                                                          Weighted
                                                                           Average
                                                            Number of     Exercise
                                                            Warrants        Price
                                                         ---------------  -----------

Outstanding - December 31, 2000                                     -    $       -
      Issued                                                   166,666         0.06
      Forfeited/canceled                                            -            -
      Exercised                                                     -            -
                                                         ---------------  -----------

Outstanding - December 31, 2001                                166,666         0.06
      Forfeited/canceled                                            -            -
      Exercised                                                     -            -
                                                         ---------------  -----------

Outstanding - December 31, 2002                                166,666 $        0.06
                                                         ===============  ===========

All of the  outstanding  warrants are  exercisable  and have a weighted  average remaining contractual life of 3.52 years.

Cancellation of Shares of Common Stock

In the third quarter the Company cancelled 1,000,000 shares of common stock that were purchased from a former employee for a cash payment of $16,000.

Note 10 - Shareholder Advances

The Company received loans from  stockholders to fund operations.  The loans are interest  bearing  at 7% per  annum  and are  convertible  at the  option of the stockholders  into restricted  common stock at the current market price less 20%
at the time of conversion.  As of December 31, 2002 the loans from  stockholders totaled  $1,419,777  The debt has been  classified  as long-term at December 31,
2002 since the  stockholders  have entered into an agreement  that  requires the
Company  to convert  the  obligation  into  equity  securities  or to repay such obligation no earlier than February 6, 2004.

Note 11 - Due to Related Parties

In December of 2002 the Company  received  short term loans from two officers of the Company.  The loans bear interest at 7% per annum,  and are subject to a 10%
fee to the  officers  for use of the  proceeds.  The  loans  are  classified  as short-term as they are due upon demand of the officers.  As of December 31, 2002 the amount due to related  parties  including  fee  totaled  $149,568.  Interest expense and related fees were $9,568 for the year ended December 31, 2002.

Note 12 - Segment Information

In 2002 the Company has two principal and  reportable  operating  segments which are (1) providing Internet-based voice telecommunication to customers around the world via retail prepaid  calling cards and (2) providing  Internet-based  voice telecommunication to phone service carriers via the resale of minutes.

In 2001 the  Company  had three  principal  operating  segments  which  were (1)
providing  Internet-based voice telecommunication to customers around the world,
(2)  providing a marketing  service for various  businesses  and (3) marketing a next  generation  Internet  company  designed for direct  selling to the general public through an internet portal. The Company has determined that there are two reportable  segments (1) providing  Internet-based  voice  telecommunication  to customers  around the world and (2)  providing a  marketing  service for various businesses.  The other segment was not reported  because it does not meet any of the quantitative thresholds under SFAS No. 131 "Disclosures about Segments of an
Enterprise and Related Information."

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

The following table summarizes the Company's different reportable segments:

                                       Internet
                                     Based Voice
                                         Tele-          Resale
Year Ended December 31, 2002        communications     services         Total
----------------------------        -------------   ------------    ------------

Net sales from external customers   $  4,316,143    $  7,259,135    $ 11,575,278
Gross profit ....................   $    511,497    $    979,656    $  1,491,153
Net operating loss ..............   $   (415,582)   $   (103,896)   $   (519,478)
Interest expense ................   $    271,511    $    271,511    $    543,022
Depreciation and amortization ...   $    138,510    $    207,764    $    346,274
Total assets ....................   $    462,947    $    694,421    $  1,157,368
Capital expenditures ............   $    262,456    $    393,684    $    656,140

                                       Internet
                                     Based Voice
                                         Tele-          Resale
Year Ended December 31, 2002        communications     services         Total
----------------------------        -------------   ------------    ------------

Net sales from external customers   $ 3,230,077    $   631,238    $ 3,861,315
Gross profit ....................   $   748,271    $   126,247    $   874,518
Net operating loss ..............   $(1,591,253)   $  (303,096)   $(1,894,349)
Interest expense ................   $   593,842    $   113,113    $   706,955
Depreciation and amortization ...   $   562,958    $   140,739    $   703,697
Total assets ....................   $ 2,432,169    $   330,475    $ 2,762,644
Capital expenditures ............   $   239,510    $   115,432    $   354,942

Note 13 - Gain on Settlement of Contract

On August 9, 2002 the entered into a settlement  agreement in connection with an operating  contract  with a provider of  telephone  services  for the  Company's
Voice-over-Internet-Protocol  Network. The Company signed a settlement agreement and release of all claims related to the contract,  and, as a result, recorded a
$1,169,589 gain on settlement of the contract due to payables incurred under the contract that were forgiven by the provider at settlement.

Note 14 - Extinguishment of Debt

On August 30, 2002 the Company signed an agreement to extinguish its convertible notes  payable for a cash  payment of  $969,191  and the  issuance of  3,403,000 shares of common  stock.  The  transaction  resulted  in a loss in the amount of
$400,258,  which reflects the $969,191 payment made less the remaining principal balance  outstanding  after  conversion  of a  portion  of  principal  under the original  conversion  terms  for the  3,403,000  shares  issued.  The  remaining unamortized  discount  was taken to  interest  expense as  required by EITF 98-5
"Acounting for  Convertible  Securities with  Beneficial  Conversion  Features."
Under the terms of the  extinguishment  agreement the 166,666 warrants issued in conjunction with the convertible debt remain outstanding and expire in 2006.

Shares  issued  during the year ended  December 31, 2002 for the  conversion  of principal and interest totaling $223,432 were 17,896,000.  No shares were issued for the  conversion  of principal  and interest for the year ended  December 31,
2001.

Note 15 - Fourth Quarter Adjustment

During the fourth quarter of 2002,  management wrote-off liabilities of $787,992 from a phone services vendor. The Company wrote-off these liabilities during the fourth quarter of 2002, after previous  correspondence and follow-up resulted in the realization that the balance was not an outstanding obligation.

Note 16 - Subsequent Events

On January 20,  2003 the Company  cancelled  500,000  shares of common  stock in conjunction with the termination agreement of a former employee.

On February 6, 2003 the Company  executed a  convertible  note  agreement  for a principal  amount of $750,000.  Net proceeds of $616,590  were received in three traunches in February.  The note is convertible into  approximately  104,500,000 shares of the  Company's  common  stock at the date of the note.  The note bears interest at 12% and matures  February 6, 2004. In conjunction with this note the
Company  issued  warrants to the  purchaser of the note to acquire an additional
2,250,000 shares of the Company's common stock. The warrants have a 5 year term.
The note  contains a beneficial  conversions  feature  which is accounted for in accordance  with EITF 98-5 and will result in future charges to the statement of operations in 2003 of approximately $624,000 .

During  February 2003 the Company  issued  16,911,288  shares of common stock in connection  with the  conversion  of  approximately  $88,000 of principal of the convertible debt and approximately $12,000 of interest .

The Company is also in the process of  negotiating  the  acquisition  of certain assets of a telecommunications  company.  Under proposed terms the Company would issue  30,900,000  shares  of stock and will  assume  approximately  $31,000  in liabilities.