Form 10QSB
period 2003-03-31
IDIAL NETWORKS INC
filed 2003-05-15
CIK 810932

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                 For the quarterly period ended March 31, 2003.

 Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission file number: 0-24962

                              iDial Networks, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Nevada                                        75-2863583
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation of organization)                        Identification No.)

   2204 Timberloch Place Suite 140                              77380
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

As of March 31, 2003,  the  registrant  had  153,003,343  shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      No _X__
                                                               --       -

                     IDIAL NETWORKS, INC. AND SUBSIDIARIES

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements
                  (unaudited)

        Balance sheets as of March 31, 2003 (unaudited), and December, 31, 2002

        Unaudited Statements of operations for the three months ended
        March 31, 2003 and 2002

        Unaudited Statements of cash flows for the three months ended
        March 31, 2003 and 2002

        Notes to Unaudited financial statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Item 2.  Change in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                               PART I - FINANCIAL INFORMATION
Item 1 Financial Statements.

                                 Consolidated Balance Sheet

                                               March 31,          December 31,
                                                 2003                2002
                                              ----------          -----------
                                              (unaudited)
                       Assets
  Current assets
     Cash                                     $       -           $    21,767
     Accounts receivable - net                   222,469              145,200
     Note Receivable.                             50,000               50,000
     Loan acquisition costs, net                  80,158                   -
     Deposits                                     29,658                   -
                                              ----------          -----------
        Total current assets                     382,285              216,967
                                              ----------          -----------

  Non-current assets
     Deposit on Letter of Intent                 331,300
     Property and equipment, net                 713,413              794,523
     Intangibles, net                             75,250               86,000
     Other long-term assets                       91,898               59,878
                                              ----------          -----------
        Total non-current assets               1,211,861              940,401
                                              ----------          -----------

  Total assets                                $1,594,146          $ 1,157,368
                                              ==========          ===========

        Liabilities and Stockholders' Deficit

  Current liabilities
     Accounts payable - trade                 $1,152,285          $ 1,099,347
     Accrued liabilities                         703,609              654,552
     Notes payable to related parties            171,568              149,568
     Deferred revenue                            106,450              191,753
     Current portion of notes payable, net
      of discount of $615,000                     70,846                8,259
     Capital lease obligation                     18,992               32,149

                                              ----------          -----------
        Total current liabilities              2,223,750            2,135,628
                                              ----------          -----------

  Non-current liabilities
     Note payable, less current portion            3,094                4,999
     Note payable - stockholder                1,416,751            1,419,777
                                              ----------          -----------
        Total non-current liabilities          1,419,845            1,424,776
                                              ----------          -----------
        Total liabilities                      3,643,595            3,560,404
                                              ----------          -----------
  Commitments and contingencies

  Stockholders' deficit
     Preferred stock, no par value,
      30,000,000 shares authorized,
      no shares issued and outstanding
     Common stock, $.005 par value,
      500,000,000 shares authorized and
      153,003,343 (2003) and 106,442,055
      (2002) shares issued.                      765,018              532,211
     Additional paid in capital               18,983,756           18,060,063
     Accumulated deficit                     (21,798,223)         (20,995,310)
                                              ----------          -----------
        Total stockholders' deficit           (2,049,449)          (2,403,036)
                                              ----------          -----------

  Total liabilities and stockholders'
   deficit                                    $1,594,146          $ 1,157,368
                                              ==========          ===========

                 Unaudited Consolidated Statements of Operations

                                                           Three              Three
                                                           months             Months
                                                         ended March        ended March
                                                          31, 2003           31, 2002
                                                         -----------        -----------

Sales                                                    $ 1,625,394        $ 1,103,213

Cost of goods sold
        Cost of sales                                      1,521,709          1,028,360
        Depreciation                                          57,176             56,010
                                                         -----------        -----------
           Total cost of goods sold                        1,578,885          1,084,370
                                                         -----------        -----------

Gross profit                                                  46,509             18,843

Selling, general and administrative expenses
        General and administrative expenses                  629,680            444,147
        Depreciation and amortization                         42,935             26,334
                                                         -----------        -----------
           Total selling, general and administrative
            expenses                                         672,615            470,481
                                                         -----------        -----------

Other expense
        Interest expense/income                             (176,807)          (126,884)
                                                         -----------        -----------
           Total other expense                              (176,807)          (126,884)
                                                         -----------        -----------

Loss from continuing operations                             (802,913)          (578,522)

Discontinued operations of 2Sendit                                -              20,617
                                                         -----------        -----------

Net Loss                                                 $  (802,913)       $  (557,905)
                                                         ===========        ===========

Basic and diluted loss from continuing operations per
common share                                             $     (0.01)       $     (0.01)

Basic and diluted loss from discontinued operations per
common share                                                                $     (0.00)

Basic and diluted loss per share from accounting change

Basic and diluted loss per share                         $     (0.01)       $     (0.01)

Basic and diluted weighted average common shares
outstanding                                              120,115,630         93,705,576

                      Unaudited Consolidated Statements of Cash Flows

                                                    For the three months ended
                                                             March 31,
                                                    --------------------------
                                                       2003             2002
                                                    ---------         --------
Cash flows from operating activities
Net loss                                            $(802,913)       $(557,905)
                                                    ---------        ---------
  Adjustments to reconcile net loss to net cash
   provided by operating activities
    Stock issued for services                           9,000          381,309
    Depreciation                                       81,110           71,594
    Amortization of discount on convertible debt      135,000           75,146
    Amortization of intangible assets                  10,750           10,750
    Amortization of loan acquisition costs              8,252
    Changes in assets and liabilities
      Accounts receivable - net                       (77,269)          92,588
      Deposits                                        (61,677)         (23,914)
      Accounts payable and accrued liabilities         97,694            4,085
      Deposits                                                         (70,950)
      Deferred revenue                                (85,303)           9,083
                                                    ---------        ---------
                                                      117,558          549,692
                                                    ---------        ---------
        Net cash (used in) operating activities      (685,355)          (8,213)
                                                    ---------        ---------
Cash flows from investing activities
  Purchase of property and equipment                       -            (5,671)
                                                    ---------         --------
        Net cash used in investing activities              -            (5,671)
                                                    ---------         --------
Cash flows from financing activities
  Net advances (payments) on line-of-credit                -           (14,704)
  Proceeds from issuance of debt, net of issuance
   costs of $88,410                                   661,590
  Payment on long-term debt                            (1,319)          (6,197)
  Payment on stockholder loans                         (3,026)          (2,369)
  Proceeds from related party notes payable            38,500
  Payments on related party notes payable             (16,500)
  Payments on long-term capital leases                (13,157)         (10,214)
  Repurchase and cancellation of stock                 (2,500)              -
                                                    ---------         --------
       Net cash  provided by (used in) financing
        activities                                    663,588          (33,484)
                                                    ---------         --------
Net (decrease) increase in cash                       (21,767)         (47,368)

Cash - beginning of period                             21,767          381,803
                                                    ---------         --------

Cash - end of period                                $      -          $334,435
                                                    =========         ========

Supplemental disclosure of cash activity:

    Cash paid for interest was $2,760 (2003) and $11,126 (2002).

Supplemental disclosure of non-cash activity:

     During the first quarter of 2003, the Company converted  principal on notes payable of $100,000, into 16,911,288 shares of common stock.

     During the first quarter of 2003 the company  issued  30,000,000  shares of common  stock  valued at $300,000  and assumed  $31,300 of  liabilities  in conjunction  with a good faith deposit on  acquisition  of new products and technology

     During the first  quarter of 2003,  the Company  issued  900,000  shares of common stock in the amount of $9,000 for professional services rendered.

     During the first quarter of 2003, the Company  cancelled  500,000 shares of common  stock with a value of $2,500  from a former  employee  as part of a separation agreement.

     During the first quarter of 2002,  the Company  converted  notes payable of
     $36,496 and accrued  interest  of $1,933  into  2,485,000  shares of common stock.

                         Notes to Financial Statements

Note 1 - Organization And Summary Of Significant Accounting Policies

Organization and Business

The Company's administrative offices are located at 2204 Timberloch Place, Suite
140, The Woodlands, Texas 77380, and the telephone number is (281) 465-3100. The
Company's  website can be found at www.idnw.com.  The information on the website is not part of this Form 10-QSB.

In November 2000, the Company  acquired 100% of the stock of  2sendit.com,  Inc.
("2sendit.com"),  a  Colorado  corporation,  in  exchange  for the  issuance  of
8,399,994 new investment shares of the common stock of the Company. In the third quarter of 2002 the Company decided to discontinue the operations of 2sendit.com

In April of 2002 the Company  incorporated a new wholly owned subsidiary,  Dibz,
Inc. Dibz produces and markets the "Dibz card" which is a prepaid "stored value"
card that can be used to purchase  online  digital  content and to make discount phone calls. In April of 2003  management  decided to discontinue the operations of Dibz.

Principles of Consolidation

The  consolidated  financial  statements  for 2003 include the accounts of Idial
Networks,  Inc.,  (Idial) and its wholly owned  subsidiary  Dibz,  Inc.  (Dibz),
(collectively   the  Company).   The  operations  of  2Sendit  are  included  as
discontinued operations for the quarter ended March 31, 2002 as this segment was discontinued  in the  third  quarter  of  2002.  All  significant  inter-company transactions and balances have been eliminated.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.
In the opinion of management,  all adjustments  (consisting of normal  recurring accruals)  considered  necessary  for a fair  presentation  have been  included.
Operating  results  for the quarter  ended  March 31,  2003 are not  necessarily indicative  of the results that may be expected for the year ended  December 31,
2003. For further  information,  refer to the consolidated  financial statements and footnotes included in the Company's annual report on Form 10-KSB.

Results of Operations

The following  table sets forth  statement of operations data as a percentage of revenues for the periods indicated:

                                             2003               2002
                                          ----------         ---------

Total revenue                                100.0%            100.0%
Cost of sales                                 93.6%             93.2%
                                          ----------         ---------

Gross margin                                   6.4%              6.8%
                                          ----------         ---------

Selling, general and
administrative                                38.7%             40.3%

                                          ----------         ---------
EBITDA                                       -32.4%            -33.5%
                                          ----------         ---------

Depreciation and amortization                  6.2%              7.5%
                                           ---------         ---------

Net operating loss                           -38.5%            -40.9%
                                           ---------         ---------

Interest expense                              10.9%             11.5%
                                          ----------         ---------

Net loss from continuing operations          -49.4%            -52.4%
                                          ==========         =========

Reclassifications

Certain  amounts in the 2002  financial  statements  have been  reclassified  to present discontinued operations.

Note 2 - Stockholder's Equity

During the three months ended March 31, 2003,  the Company  issued  common stock for services  rendered,  for payment on its convertible  note payable,  and as a good faith deposit on a letter of intent to purchase new technology and products

A total of 900,000 shares were issued for services at a value of $9,000.

A total of  16,911,288  shares  were issued in payment of the  convertible  note payable.  The value of the shares of $100,000 was in payment of  principal  (see
Note 3)

During the three months ended March 31, 2003 a total of  30,000,000  shares were issued as a good  faith  deposit  on new  products  and  technology  in order to complete  initial  development  while  the  final  terms  of the  agreement  are completed (see Note 4).

During the three months ended March 31, 2003,  the Company  cancelled  1,250,000 shares of common stock from two former employees for a cash payment of $2,500.

Note. 3 - Convertible Note Payable

On February 6, 2003 the Company  executed a  convertible  note  agreement  for a principal  amount of $750,000.  Net proceeds of $661,590  were received in three
traunches  in  February  2003.  The  note  is  convertible  into   approximately
104,500,000  shares of the Company's  common stock at the date of the note.  The note bears interest at 12% and matures February 6, 2004.

The note contains a beneficial  conversions  feature,  which is accounted for in accordance  with EITF 98-5 and will result in future charges to the statement of operations  in 2003.  For the 3 months ended March 31, 2003 a charge of $135,000 was taken to interest expense for the amortization of the discount, which limits the holder to holding a maximum  of 4.99% of the  Company's  shares at any time.
The note is recorded  net of  unamortized  discount of $615,000  relating to the intrinsic value of the in-the-money conversion feature.

During the three  months ended March 31, 2003 the Company  converted  16,911,288 shares of common stock as payment of $100,000 of note principal. Interest on the note of $9,580 has been accrued.

Warrants

In conjunction  with this note the Company  issued  warrants to the purchaser to acquire an  additional  2,250,000  shares of the  Company's  common  stock.  The warrants have a 5-year term and vest on the date of execution of the  agreement.
A total of 2,250,000  shares of common stock are  authorized  for issuance under the plan.  The fair value of the  warrants  was  estimated  to be  approximately
$29,186  on the  date of  grant  utilizing  the  Black-Scholes  model  with  the following  assumptions:  100%  volatility,  risk  free  rate of 4.5% and a 0.00%
yield.

Loan acquisition costs

In conjunction with the Convertible Note Payable the Company incurred $88,410 of fees  related  to the  acquisition  of the loan  consisting  of fees paid to the lender. These fees have been recorded as an asset and will be amortized over the life of the loan.  Amortization of Acquisition  costs for the three months ended
March 31, 2003 totaled $8,252.

Note  4 - Letter of Intent.

The company is in final  negotiations for the acquisition of new broadband phone products  and  technology.  During the three  months  ended  March 31,  2003 the
Company issued stock and assumed liabilities as a good faith deposit and for the right to use and  develop the  technology  while the final terms of the deal are negotiated. Stock issued and liabilities assumed are as follows:

                30,000,000 shares issued           $ 300,000
                on March 1, 2003 at
                the market price of $.01
                Note payable assumed                  27,000
                Accounts payable assumed               4,300
                                                   ---------

                Total  Deposit and Assumed         $ 331,300
                Liabilities                        =========

The  deposit  has  been  booked  as an asset  awaiting  the  final  terms of the agreement at which time it will be  allocated  to the proper asset  accounts and recorded in accordance with applicable accounting standards.

Note 5 - Due to Related Party

During the three months ended March 31, 2003,  the Company  received  additional short-term  loans  from three  officers  of Idial,  for a total cash  receipt of
$35,000. The loans bear interest at 12% and are due upon demand.

Note  6  - Subsequent events

During April 2003 the Company issued  38,094,110  shares of common stock for the conversion of principal of $163,297 of the convertible note.

During April of 2003 the Company  decided to  discontinue  the operations of its wholly owned subsidiary Dibz.

On May 9, 2003 the Company executed a convertible note agreement for a principal amount of up to $3,000,000,  with the first traunch being $250,000 providing net proceeds of $197,688 (net of legal and  acquisition  fees),  which was funded on the same day.  Further  traunches  are not  guaranteed  and are  payable  at the discretion of the investor.  The first traunch is convertible into approximately
50,000,000  shares of the  Company's  common stock at the date of the note.  The note bears interest at 12% and matures on May 9, 2004. In conjunction  with this note the  Company  issued  warrants to the  purchaser  of the note to acquire an additional  2,250,000  shares of the Company's common stock. The warrants have a
5-year  term.  The note  contains  a  beneficial  conversions  feature  which is accounted  for in  accordance  with EITF 98-5 and will result in future  charges related  to the  first  traunch  to the  statement  of  operations  in  2003  of approximately $164,000.

During April of 2003 the Company  decided to  discontinue  the operations of its wholly owned subsidiary Dibz.

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

OVERVIEW

iDial  Networks,  Inc. (the "Company" or "iDial") is an established  Application
Service Provider (ASP) of Internet  Protocol and Wireless  Application  Protocol
(WAP) technologies.

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

Commercially  Available  Licensed  Technology.  Our  strategy  has also  been to license  commercially  available technology whenever possible rather than seek a custom-made  or  internally  developed  solution.  We believe that this strategy enables us to reduce our operating costs and to respond to changing  demands due to growth and  technological  shifts.  This strategy also allows us to focus our development  efforts on creating  and  enhancing  the  specialized,  proprietary software applications that are unique to our business.  Listed below are some of our key architectural components:

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

We depend on  Internet  service  providers  to  provide  Internet  access to our customers and us. The parties responsible for completing the transmission of our calls in foreign  countries  also rely on local Internet  service  providers for access to the Internet in their  countries.  If we lost our connection  with our
Internet service providers,  we could not sell our virtual calling cards through our website,  and web initiated calls could not be made by our customers,  until the connection was  reestablished.  If a local party  responsible for completing the  transmission  of  our  calls  in  a  foreign  country  loses  its  Internet connection, we could not route calls over the Internet to that destination until the  connection  was  reestablished.  These  failures  could  cause  us to  lose customers and our ability to sell virtual  calling cards and telephone  services would be affected.

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

Employees

As of March 31, 2003, we had 25 full-time  employees 17 part time, and 3 parties
provide  services  as  independent  contractors.   None  of  our  employees  are
represented  by a labor union.  We have not  experienced  any work stoppages and consider our employee relations to be good.

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

Results of operations for the three months ended March 31, 2003 and 2002.

Revenue  increased  $552,181  (47%) from  $1,103,213 to $1,625,394 for the three months  ended March 31, 2002 and 2003,  respectively.  Our retail  revenue  grew approximately  $811,000  (189%) from $682,000 to $1,493,000 for the three months ended March 31,  2003 over 2002.  This  increase  is due to the  addition of new phone cards to serve a new market, and further  penetration into current markets in our retail segment. Our wholesale revenue decreased approximately  ($289,000)
(67%) from  $421,000 to $132,000  for the three  months ended March 31, 2002 and
2003,  respectively.  This decrease is due to the  termination  of a significant contract with a provider of telecommunications services that the Company has not been able to replace.

Cost of sales consists  primarily of the costs of providing  termination of long distance traffic over our networks and the wholesale cost of products  purchased for  resale  by us.  Cost of sales  increased  $494,515  (46%)  from  $1,084,370
(including  $56,010  of  depreciation)  to  $1,578,885   (including  $57,176  of
depreciation) for the three months ended March 31, 2002 and 2003,  respectively.
The increase was primarily  attributable  to our  increased  sales volume in our retail segment. Gross profit (including depreciation) increased from 2% at March
31, 2002 to 3% at March 31, 2003. These low margins are indicative of increasing competition in the markets that the Company serves.  The Company is continuously negotiating  and  renegotiating  contracts in its current and new markets.  As a result, existing margins may not necessarily be indicative of future margins.

Selling,   general  and  administrative  expenses  consist  of  advertising  and promotional  expenditures,  payroll  and  related  expenses  for  executive  and administrative personnel,  facilities expenses,  professional services expenses, travel and other general corporate expense.  Selling, general and administrative expenses net of depreciation  increased $185,533 (42%) from $444,147 to $629,680 for the three months ended March 31, 2002 and 2003,  respectively.  The increase is primarily due to an increase in employee expenses,  as the Company has grown, of $100,000.  The remaining  approximately $86,000 increase is due to additional professional  fees incurred in securing funding and increase office expenses for supporting our larger staff.  Selling,  general and administrative  expenses are expected to decrease as a percentage  of revenue in future  periods  because our existing company  infrastructure will allow increases in revenues without having to incrementally add overhead.  However, we expect these expenses to increase in absolute  dollars as we continue to pursue  advertising  and marketing  efforts, expand our network termination  locations worldwide,  expand our staff and incur additional  costs  related  to the  growth  of our  business  and being a public company.

Depreciation  expense  increased  $17,767 (22%) from $82,344 to $100,111 for the three months ended March 31, 2002 and 2003, respectively. This increase resulted from the purchase of approximately  $630,000 of network  equipment in the second half of 2002.

Interest  expense  increased  $49,923  (39%),  from $126,884 to $176,807 for the three months ended March 31, 2002 and 2003, respectively. This non-cash increase is due to the assumption of a new convertible  note payable in 2003. The Company expects  interest  expense to remain  constant or  increase in 2003,  due to the convertible  note  issued in  February  of 2003,  and other debt the company may incur in 2003.

Net loss from continuing operations of increased $224,391 (40%), from $(578,522)
to $(802,913) for the three months ended March 31, 2002 and 2003,  respectively.
This  increase  in loss is  primarily  related to  increase  in our  overhead to support  our  increased  staff,  and the time  involved in the  development  and generation of new sources of potentially higher margin revenue.

For the three months ended March 31, 2003 the Company had a gain of $20,617 from the discontinuation of the operations of 2Sendit.  This segment was discontinued
in the third  quarter  of 2002 due to market  conditions  of the  broadcast  fax industry and the loss of a significant customer.

Liquidity and Capital Resources

As of March  31,  2003,  we had no cash on hand and  approximately  $222,000  of accounts  receivable  currently  due.  As  of  that  date,  our  principal  cash requirements consisted of obligations for long distance transmissions, and other payables incurred in the normal course of business. As of the three months ended
March 31, 2003 iDial's cash generated from operations has not been sufficient to meet all of our operating obligations.  Due to this continuing shortfall, on May
9, 2003,  the Company  entered  into a  Securities  Purchase  Agreement  with an unrelated  investor,  which provides the investors with the ability to invest up to $3,000,000  in the Company.  In exchange for such  investment,  the investors receive a convertible  note and three  warrants for every dollar  invested.  All future  investments under the Securities  Purchase Agreement are within the sole discretion  of the  investor.  As of the date  hereof,  the Company has issued a convertible  debenture in the amount of $250,000 and has received  $197,688 (net of fees of $52,312) on May 9 2003.  This  funding is being used to fund  current obligations and revenue expansion.

Net cash used in operating  activities was ($685,355) and ($8,213) for the three months ended March 31, 2003 and 2002, respectively.  This increase in funds used in operations was primarily due increased  selling,  general and  administrative costs and tightening of credit terms from carriers of phone  services.  iDial is actively  working on expanding  its prepaid phone card business to increase cash flow.  In April 2003 the Company  added a sales agent to  distribute a new phone card to new international  markets in addition to the agent added in December of
2002. The Company is continuing to seek new agents to market phone cards as well as  exploring  potentially  higher  margin  revenue  sources  over its  existing network.

Net cash from (used in) investing  activities was  substantially  unchanged from the first  quarter of 2002 as the  Company did not have any asset  additions  or sales in the first quarter of 2003.

Net cash provided by (used in) financing  activities  was $663,588 and ($33,484)
for the three months ended March 31, 2003 and 2002,  respectively.  The increase was mainly due to the  convertible  note payable  issued in February  2003.  The company expects to obtain additional financing to fund growth and to develop new potential products and technologies.  The Company believes that the current cash on hand is sufficient to allow the company to sustain its current operations for a finite  period  of  time.  However,  without  additional  funding  of at least
$1,000,000, the Company believes that it will not be able to generate net income during fiscal year 2003.

We do not have existing  capital  resources or credit lines  available  that are sufficient to fund our operations and capital  requirements as presently planned over the next twelve months. We are actively  pursuing  additional funds through the issuance of debt and/or equity instruments.

Item 3.  Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the  participation  of the Company's  management,  including the Chief Executive
Officer and the Chief Financial Officer,  of the effectiveness of the design and operation of the Company's  disclosure  controls and  procedures.  Based on that evaluation, the Company's management,  including the Chief Executive Officer and the Chief Financial Officer,  concluded that the Company's  disclosure  controls and  procedures  were  effective  as of  March  31,  2003.  There  have  been no significant  changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                                 Part II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Change in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Description

     99.1 Certification  of the Principal  Executive  Officer of iDial Networks,
          Inc.  pursuant  to 18 U.S.C.  Section  1350,  as adopted  pursuant  to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of the Chief Financial  Officer of iDial Networks,  Inc.
          pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

   None

                                   SIGNATURES

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this
Form 10-QSB  Report,  for the Quarter ended March 31, 2003 has been signed below by the following  person on behalf of the  Registrant and in the capacity and on the date indicated.

May 15, 2003

            IDIAL NETWORKS, INC.

            By  /s/Mark Wood
                Mark Wood
                Chairman of the Board

                                  CERTIFICATION

       I, Mark T. Wood, certify that:

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

May 15, 2003

/s/ Mark T. Wood
Name: Mark T. Wood
Title: Principal Executive officer

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

May 15, 2003

/s/ Thomas G. Seifert
Name: Thomas G. Seifert
Title: Chief Financial Officer