Form 10QSB
period 2003-06-30
IDIAL NETWORKS INC
filed 2003-08-20
CIK 810932

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the quarterly period ended June 30,
                                     2003.

Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission file number: 0-24962

                              iDial Networks, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

      Nevada                                                 75-2863583
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation of organization)                           Identification No.)

  2204 Timberloch Place Suite 140, The Woodlands, TX             77380
       (Address of principal executive offices)                (Zip Code)

                     Issuer's telephone number: 281-465-3100

              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of June 30, 2003, the registrant had 268,186,976 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      No _X__

===========================================================================

IDIAL NETWORKS, INC. AND SUBSIDIARIES


INDEX

PART I.  FINANCIAL INFORMATION                                                       PAGE NUMBER
------------------------------                                                       -----------
Item 1.  Financial statements
                  (unaudited)

         Balance sheets as of June 30, 2003 (unaudited), and December, 31, 2002          3

         Unaudited Statements of operations for the three months ended
                  June 30, 2003 and 2002                                                 5

         Unaudited Statements of cash flows for the three months ended
                  June 30, 2003 and 2002                                                 6

         Notes to Unaudited financial statements                                         7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            11

Item 3.  Controls and Procedures                                                        18

PART II.  OTHER INFORMATION                                                             18

Item 1.  Legal Proceedings                                                              18

Item 2.  Change in Securities                                                           18

Item 3.  Defaults Upon Senior Securities                                                18

Item 4.  Submission of Matters to Vote of Security Holders                              18

Item 5.  Other Information                                                              19

Item 6.  Exhibits and Reports on Form 8-K
SIGNATURES                                                                              19

                         PART I - FINANCIAL INFORMATION
Item 1 Financial Statements.

                           Consolidated Balance Sheet

                                                                                 June 30, 2003                     31-Dec-02
                                                                                   (unaudited)                      (audited)
                                     Assets
  Current assets
          Cash                                                                  $       104,724                 $       21,767
          Accounts receivable - net                                                     191,909                        145,200

          Employee Advances                                                                 400                              -

          Note Receivable                                                                50,000                         50,000

          Loan acquisition costs, net                                                   113,558                              -

          Deposits                                                                       29,658                              -
                                                                               -------------------             -------------------

                                  Total current assets                                  490,249                        216,967
                                                                               -------------------             -------------------

  Non-current assets

          Deposit on letter of intent                                                   331,300                              -
          Property and equipment, net                                                   573,866                        794,523

          Intangibles, net                                                               64,500                         86,000

          Other long-term assets                                                         82,914                         59,878
                                                                               -------------------             -------------------
                                  Total non-current assets                            1,052,580                        940,401
                                                                               -------------------             -------------------

  Total assets                                                                  $     1,542,829                 $    1,157,368
                                                                               ===================             ===================

                    Liabilities and Stockholders' Deficit
  Current liabilities

          Accounts payable - trade                                                    1,202,305                      1,099,347
          Accrued liabilities                                                           806,367                        654,552
          Notes payable to related parties                                              169,424                        149,568
          Deferred revenue                                                              108,788                        191,753

          Current portion of notes payable, net of discount of $725,165                 154,915                          8,259

          Capital lease obligation                                                        1,568                         32,149

                                                                               -------------------             -------------------
                                  Total current liabilities                           2,443,367                      2,135,628
                                                                               -------------------             -------------------

  Non-current liabilities

          Note payable, less current portion                                              3,094                          4,999
          Note payable - stockholder                                                  1,416,751                      1,419,777
                                                                               -------------------             -------------------
                                  Total non-current liabilities                       1,419,845                      1,424,776
                                                                               -------------------             -------------------
                                  Total liabilities                                   3,863,212                      3,560,404
                                                                               -------------------             -------------------

  Commitments and contingencies

  Stockholders' deficit
      Preferred stock, no par value, 30,000,000 shares authorized, no shares issued and outstanding
      Common stock, $.005 par value, 500,000,000 shares authorized and
      268,186,976(2003) and 106,442,055(2002) shares issued                           1,340,936                        532,211

          Additional paid in capital                                                 19,352,160                     18,060,063
          Accumulated deficit                                                       (23,013,479)                   (20,995,310)
                                                                               -------------------             -------------------
                                  Total stockholders' deficit                        (2,320,383)                    (2,403,036)
                                                                               -------------------             -------------------

  Total liabilities and stockholders' deficit                                   $     1,542,829                 $    1,157,368
                                                                               ===================             ===================

                 Unaudited Consolidated Statements of Operations

                                                                 Three months ended June 30,           Six months ended June 30,
                                                                   2003               2002              2003               2002
                                                                (unaudited)       (unaudited)       (unaudited)         (unaudited)
Sales                                                          $  1,733,798       $ 3,308,779        $ 3,359,192       $  4,498,255

Cost of goods sold
  Cost of sales                                                   1,716,560         2,556,895          3,238,269          3,625,498
  Depreciation                                                       42,732            35,003             99,908             91,013
                                                          ------------------ ----------------- ------------------ ------------------
                          Total cost of goods sold                1,759,292         2,591,898          3,338,177          3,716,511
                                                          ------------------ ----------------- ------------------ ------------------

Gross Profit (Loss)                                                 (25,494)          716,881             21,015            781,744

Selling, general and administrative expenses
  General and administrative expenses                               661,317           836,705          1,291,498          1,306,254
  Depreciation and amortization                                      61,387            33,685            104,322             60,018
                                                          ------------------ ----------------- ------------------ ------------------
      Total selling, general and administrative expenses            722,704           870,390          1,395,820          1,366,272
                                                          ------------------ ----------------- ------------------ ------------------

Other expense
  Interest expense/income                                          (440,375)         (134,266)          (617,182)          (261,150)
  Gain/Loss on Sale of Assets                                       (26,182)            1,816            (26,182)             1,816
                                                          ------------------ ----------------- ------------------ ------------------
                          Total other expense                      (466,557)         (132,450)          (643,364)          (259,334)
                                                          ------------------ ----------------- ------------------ ------------------

Loss from continuing operations                                  (1,214,755)         (285,959)        (2,018,169)          (843,862)

                                                          ------------------ ----------------- ------------------ ------------------
Loss from discontinued operations                                         -                 -                  -         (1,448,472)
                                                          ================== ================= ================== ==================
Net Loss
                                                               $ (1,214,755)      $  (285,959)      $ (2,018,169)      $ (2,292,334)
                                                          ================== ================= ================== ==================


Basic and diluted loss from continuing operations
per common share                                               $      (0.00)       $    (0.00)      $      (0.01)     $       (0.01)

Basic and diluted loss from discontinued operations
per common share                                               $      (0.00)       $    (0.00)      $      (0.00)     $       (0.01)

Basic and diluted loss per share from accounting change

Basic and diluted loss per share                               $      (0.00)       $    (0.00)      $      (0.01)     $       (0.02)


Basic and diluted weighted average common shares outstanding    203,399,346       113,890,360        162,382,488        103,797,868

                 Unaudited Consolidated Statements of Cash Flows

                                                                                           For the six months ended
                                                                                                    June 30,
                                                                                          2003                    2002
                                                                                          ----                    ----
Cash flows from operating activities
Net loss                                                                        $     (2,018,169)        $     (2,292,334)
                                                                               ----------------------   -------------------
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities
     Stock issued for services                                                            60,525                  546,310
     Stock issued for salaries                                                            31,200
     Depreciation                                                                        145,065                  129,361
     Loss on sale of equipment                                                            26,182
     Amortization of discount on convertible debt                                        524,835                  163,511
     Amortization of intangible assets                                                    21,500                   21,500
      Amortization of loan acquisition costs                                              37,665
      Cumulative effect of accounting change                                                   -                1,448,472
     Gain on sale of equipment                                                                 -                    1,816
                                                                               ----------------------   --------------------
Changes in assets and liabilities
       Accounts receivable - net                                                         (47,109)                (571,958)
       Deposits and other long term assets                                               (52,694)                 (25,197)
       Accounts payable and accrued liabilities                                          308,773                1,285,123
       Deposits from customers                                                                 -                  (70,950)
       Deferred revenue                                                                  (82,965)                  29,781
                                                                               ----------------------   --------------------
                                                                                         972,977                2,957,769
                                                                               ----------------------   --------------------
         Net cash provided by (used in) operating activities                          (1,045,192)                 665,435
                                                                               ----------------------   --------------------
Cash flows from investing activities
   Purchase of property and equipment                                                     (9,980)                (552,367)
  Proceeds from sale of equipment                                                         59,390                   50,184
                                                                               ----------------------   --------------------
         Net cash provided by (used in) investing activities                              49,410                 (502,183)
                                                                               ----------------------   --------------------
Cash flows from financing activities
   Net payments on line-of-credit                                                              -                  (14,704)
   Proceeds from issuance of debt, net of issuance costs of $151,223                   1,116,277                        -
   Payment on long-term debt                                                             (21,287)                  (6,012)
   Payment on stockholder loans                                                           (3,026)                 (22,454)
   Proceeds from related party notes payable                                              38,500                        -
   Payments on related party notes payable                                               (18,644)                       -
   Payments on long-term capital leases                                                  (30,581)                   1,447
   Repurchase and cancellation of stock                                                   (2,500)                       -
                                                                               ----------------------   --------------------
         Net cash  provided by (used in) financing activities                          1,078,739                  (41,723)
                                                                               ----------------------   --------------------
Net increase in cash                                                                      82,957                  121,529
Cash - beginning of period                                                                21,767                  381,803
                                                                               ----------------------   --------------------

Cash - end of period                                                            $        104,724         $        503,332
                                                                               ======================   ====================

Supplemental disclosure of cash activity:

    Cash paid for interest was $6,572 (2003) and $15,778 (2002).

Supplemental disclosure of non-cash activity:



     During the second quarter of 2003, the Company issued 17,000,000 shares of common stock in the amount of $89,500 for salaries and bonuses, of which $58,300 was recorded as accrued liabilities as of December 31, 2002.

     During the first six months of 2003, the Company converted principal on notes payable of $403,297, into 106,379,921 shares of common stock.

     During the first quarter of 2003 the Company issued 30,000,000 shares of common stock valued at $300,000 and assumed $31,300 of liabilities in conjunction with a good faith deposit on acquisition of new products and technology.

     During the first six months of 2003, the Company issued 9,615,000 shares of common stock in the amount of $60,525 for professional services rendered.

     During the first quarter of 2003, the Company cancelled 500,000 shares of common stock with a value of $2,500 from a former employee as part of a separation agreement.

     During the first six months of 2002, the Company converted notes payable of $138,646 and accrued interest of $8,673 into 11,335,500 shares of common stock.

     During the first six months of 2002, the Company issued 19,377,000 shares of common stock in the amount of $546,310 for professional services rendered.

     During the first six months of 2002, the Company impaired goodwill and recognized a loss related to the impairment of goodwill.


Note 1 - Organization And Summary Of Significant Accounting Policies

Organization and Business

The Company's administrative offices are located at 2204 Timberloch Place, Suite 140, The Woodlands, Texas 77380, and the telephone number is (281) 465-3100. The Company's website can be found at www.idnw.com. The information on the website is not part of this Form 10-QSB.

In November 2000, the Company acquired 100% of the stock of 2sendit.com, Inc. ("2sendit.com"), a Colorado corporation, in exchange for the issuance of 8,399,994 new investment shares of the common stock of the Company. In the third quarter of 2002, the Company decided to discontinue the operations of 2sendit.com .

In April of 2002, the Company incorporated a new wholly owned subsidiary, Dibz, Inc. Dibz produced and marketed the "Dibz card", which is a prepaid "stored value" card that was used to purchase online digital content and to make discount phone calls. In April of 2003, management decided to discontinue the operations of Dibz. Principals of Consolidation

The consolidated financial statements for 2003 include the accounts of Idial Networks, Inc., ("Idial") and its wholly owned subsidiary Dibz, Inc. ("Dibz"), (collectively the "Company"). The operations of 2Sendit are included as discontinued operations for the quarter ended June 30, 2002 as this segment was discontinued in the third quarter of 2002. All significant inter-company transactions and balances have been eliminated.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.

Results of Operations

The following table sets forth statement of operations data as a percentage of revenues for the periods indicated:

                                                      Three months ended June 30,       Six months ended June 30,
                                                       2003              2002             2003           2002

Total revenue                                         100.0%            100.0%           100.0%         100.0%
Cost of sales                                          99.0%             77.3%            96.4%          80.6%
                                                   -------------- ------------------- ------------- ----------------

Gross margin                                            1.0%             22.7%             3.6%          19.4%
                                                   -------------- ------------------- ------------- ----------------

Selling, general and administrative                    38.1%             25.3%            38.4%          29.0%
                                                   -------------- ------------------- ------------- ----------------
EBITDA                                                -37.1%             -2.6%           -34.8%          -9.6%
                                                   -------------- ------------------- ------------- ----------------

Depreciation and amortization                           6.0%              2.1%             6.1%           3.4%
                                                   -------------- ------------------- ------------- ----------------
Net operating loss                                    -43.2%             -4.6%            -4.6%         -13.0%
                                                   -------------- ------------------- ------------- ----------------

Interest expense                                       25.4%              4.1%            18.4%           5.8%
                                                   -------------- ------------------- ------------- ----------------
Net loss from continuing operations                   -68.6%             -8.7%           -60.1%         -18.8%
                                                   ============== =================== ============= ================

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to present discontinued operations.

Note 2 - Stockholder's Equity

During the three months ended June 30, 2003, the Company issued common stock for services rendered, for payment on its convertible note payable, and as a good faith deposit on a letter of intent to purchase new technology and products.

A total of 8,715,000 shares were issued for services at a value of $51,525.

A total of 17,000,000 shares were issued for accrued bonuses and salaries at a value of $89,500.

A total of 89,468,633 shares were issued in payment of the convertible note payable. The value of the shares of $303,297 was in payment of principal (see
Note 3)

Note. 3 - Convertible Note Payable

On February 6, 2003, the Company executed a securities purchase agreement for the sale of a principal amount of $750,000 in secured convertible debentures. Net proceeds of $661,590 were received in three traunches in February 2003. The note is convertible into approximately 104,500,000 shares of the Company's common stock at the date of the note. The note bears interest at 12% and matures February 6, 2004.

The note contains a beneficial conversions feature which is accounted for in accordance with EITF 98-5 and will result in future charges to the statement of operations in 2003. For the 3 months ended June 30, 2003 a charge of $350,000 was taken to interest expense for the amortization of the discount which limits the holder to holding a maximum of 4.9% of the Company's shares at any time. The note is recorded net of amortized discount of $265,000 relating to the intrinsic value of the in-the-money conversion feature.

During the three months ended June 30, 2003, the Company converted 89,468,633 shares of common stock as payment of $303,297 of note principal. For the six months ended June 30, 2003, a total of 106,379,921 shares and $403,297 of note principal had been converted. Interest on the note of $14,233 has been accrued for the three months ended June 30, 2003 for a total accrual of $23,813 as of June 30, 2003.

During the second quarter of 2003, the Company executed a second securities purchase agreement providing for the issuance of secured convertible debentures at the investors election of up to $3,000,000. On May 9, 2003 and June 23, 2003, the Company issued $250,000 in notes on each date for an aggregate principal amount of $500,000. Net proceeds in the aggregate amount of $437,187 were received in connection with the May 2003 and June 2003 financings. These notes are convertible into approximately 208,000,000 shares of the Company's common stock at the date of the note. The notes bears interest at 12% and mature on May 9, 2004 and June 23, 2004. These notes are recorded net of discount of $461,065 as of June 30, 2003.

During the three months ended June 30, 2003, the Company took a charge of $39,835 related to the amortization on the discount of this note. For the six months ended June 30, 2003, $524,835 was charged to interest expense related to the amortization on both notes.

Warrants

In conjunction with the issuance of the secured convertible debentures in February 2003, the Company issued warrants to the purchaser to acquire an additional 2,250,000 shares of the Company's common stock. The warrants have a 5 year term and vest on the date of execution of the agreement. A total of 2,250,000 shares of common stock are authorized for issuance under the plan. The fair value of the warrants was estimated to be approximately $29,186 on the date of grant utilizing the Black-Scholes model with the following assumptions: 100% volatility, risk free rate of 4.5% and a 0.00% yield.

In conjunction with the issuance of the secured convertible debentures under the May 2003 securities purchase agreement,, the Company issued warrants to the purchaser to acquire an additional 1,500,000 shares of the Company's common stock. The warrants have a 5 year term and vest on the date of execution of the agreement. A total of 1,500,000 shares of common stock are authorized for issuance under the plan. The fair value of the warrants was estimated to be approximately $11,472 on the date of grant utilizing the Black-Scholes model with the following assumptions: 100% volatility, risk free rate of 4.5% and a 0.00% yield.

Loan acquisition costs

In conjunction with the Convertible Note Payable, the Company incurred $88,410 of fees related to the acquisition of the loan consisting of fees paid to the lender. These fees have been recorded as an asset and will be amortized over the life of the loan. Amortization of Acquisition costs for the three months ended June 30, 2003 totaled $22,103 for a total amortization of $32,867 as of June 30, 2003.

In conjunction with the second Convertible Note Payable, the Company incurred $62,813 of fees related to the acquisition of the loan consisting of fees paid to the lender. These fees have been recorded as an asset and will be amortized over the life of the loan. Amortization of Acquisition costs for the three months ended June 30, 2003 totaled $4,798.

Note 4 - Due to Related Party

During the three months ended June 30, 2003, the Company received no additional short-term loans, but was able to repay $2,144 of the outstanding loan. The loans bear interest at 12% and are due upon demand.

Note  5  - Subsequent events

During July and August 2003, the Company issued 61,081,868 shares of common stock for the conversion of principal of $95,000 of the convertible note.

During July 2003, the Company issued 2,222,222 shares of common stock for the conversion of interest of $4,000 of the convertible note.

On August 7, 2003, the Company completed the purchase of the assets of GBLK Communications, Inc. including its new broadband phone products and technology. The Company issued stock and assumed liabilities as a good faith deposit and for the right to use and develop the technology until the final terms of the deal were negotiated. GBLK communications had no significant operating activities since inception. Stock issued and liabilities assumed are as follows:


                                                          Deposit Booked as of June 30, 2003
30,000,000  shares  issued  on March  1,  2003 at
the market price of $.01                                            $  300,000
Note payable assumed                                                    27,000
Accounts payable assumed                                                 4,300
                                                                    ----------

Total Deposit and Assumed Liabilities                               $  331,300
                                                                    ----------


The final terms of the agreement included the issuance of stock and assumed liabilities as follows:

                                                        Final Agreement as of August 7, 2003
25,168,212  shares issued on March 1, 2003 at the
market price of $.01                                                $  251,682
$118,000 Note Payable                                                  118,000
Note payable assumed                                                    27,000
Accounts payable assumed                                                 4,300
                                                                    ----------

Total Deposit and Assumed Liabilities                               $  400,982
                                                                    ----------

On August 11, 2003, by written consent, stockholder's holding a majority of the outstanding shares of common stock, authorized to increase the authorized shares to 1,000,000,000 and authorized to complete a reverse split of its common stock on a basis of 1 (one) for 150 (one hundred fifty) shares of common stock.

During August 2003, the Company converted $309,082 of the shareholders loan for 96,588,250 shares of common stock.

During August 2003, the Company converted $94,200 of the Accrued Bonuses for 29,437,750 shares of common stock.

During August 2003, the Company converted $135,916 of Accrued Payroll due to employees for 42,474,000 shares of common stock.

During August 2003, the Company entered into negotiations regarding the potential acquisition of a company. As of August 18, 2003, there is no definitive plan, agreement or understanding regarding this potential acquisition. If consumated, the Company will be required to seek additional funding that may cause further dilution of existing shareholders.


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

Our web system functions as follows:

     o    A potential customer accesses our website;

     o the customer follows the prompt to enter the credit card information to purchase the virtual calling card;

     o we verify the credit card within seconds and the confidential PIN and display a toll free number for the customer to record; and

     o the virtual calling card can be used immediately to place a call via the Internet or traditional phones. We then store the customer information on our database for future reference.

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

Employees

As of June 30, 2003, we had 14 full-time employees, eight part time employees, and two parties that provide services as independent contractors. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Results of operations for the three months ended June 30, 2003 and 2002.

Revenue decreased $1,574,981 (-48%) from $3,308,779 to $1,733,798 for the three months ended June 30, 2002 and 2003, respectively. Our retail revenue grew approximately $314,238 (23%) from $1,370,199 to $1,684,437 for the three months ended June 30, 2003 over 2002. This increase is due to the addition of new phone cards to serve a new market, and further penetration into current markets in our retail segment. Our wholesale revenue decreased approximately ($1,889,219) (-97%) from $1,938,580 to $49,361 for the three months ended June 30, 2002 and 2003, respectively. This decrease is due to the termination of a significant contract with a provider of telecommunications services that the Company has not been able to replace.

Cost of sales consists primarily of the costs of providing termination of long distance traffic over our networks and the wholesale cost of products purchased for resale by us. Cost of sales decreased $832,606 (32%) from $2,591,898 (including $35,003 of depreciation) to $1,759,292 (including $42,732 of depreciation) for the three months ended June 30, 2002 and 2003, respectively. The decrease was primarily attributable to our decreased sales volume in our wholesale segment. Gross profit(loss) (including depreciation) decreased from 22% at June 30, 2002 to (1%) at June 30, 2003. This decrease was primarily attributable to our decreased sales volume in our wholesale segment. These low margins are indicative of increasing competition in the markets that the Company serves. The Company is continuously negotiating and renegotiating contracts in its current and new markets. As a result, existing margins may not necessarily be indicative of future margins.

Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expense. Selling, general and administrative expenses net of depreciation decreased $175,388 (21%) from $836,705 to $661,317 for the three months ended June 30, 2002 and 2003, respectively. The decrease is primarily due to an decrease in employee expenses. The remainder is primarily due to furnishing of office space in the corporate offices in The Woodlands during 2002.

Depreciation expense included in cost of sales and selling, general and administrative expenses increased $35,431 (52%) from $68,688 to $104,119 for the three months ended June 30, 2002 and 2003, respectively. This increase resulted from the purchase of approximately $630,000 of network equipment in the second half of 2002.

Interest expense increased $306,109 (228%), from $134,266 to $440,375 for the three months ended June 30, 2002 and 2003, respectively. This non-cash increase is due to the amortization of the discount of the convertible note payables in 2003. The Company expects interest expense to remain constant or increase in 2003, due to the convertible notes issued in February of 2003 and May 2003.

Net loss from continuing operations increased $928,796 (324%), from $(285,959) to $(1,214,755) for the three months ended June 30, 2002 and 2003, respectively. The increase was primarily attributable to our decreased sales volume in our wholesale segment. This increase in loss is also related to an increase in our overhead to support our increased staff, and the time involved in the development and generation of new sources of potentially higher margin revenue.

For the three months ended June 30, 2003, the Company had a loss of $26,182 from the sale of Company assets.

Results of operations for the six months ended June 30, 2003 and 2002.

Revenue decreased $1,139,063 (25%) from $4,498,255 to $3,359,192 for the six months ended June 30, 2002 and 2003, respectively. Our retail revenue grew approximately $1,125,238 (55%) from $2,052,199 to $3,177,437 for the six months ended June 30, 2003 over 2002. This increase is due to the addition of new phone cards to serve a new market, and further penetration into current markets in our retail segment. Our wholesale revenue decreased approximately ($2,264,301) (93%) from $2,446,056 to $181,755 for the six months ended June 30, 2002 and 2003, respectively. This decrease is due to the termination of a significant contract with a provider of telecommunications services that the Company has not been able to replace.

Cost of sales consists primarily of the costs of providing termination of long distance traffic over our networks and the wholesale cost of products purchased for resale by us. Cost of sales decreased $378,334 (10%) from $3,716,511 (including $91,013 of depreciation) to $3,338,177 (including $99,908 of depreciation) for the six months ended June 30, 2002 and 2003, respectively. The decrease was primarily attributable to our decreased sales volume in our retail segment. Gross profit (including depreciation) decreased from 17% at June 30, 2002 to 1% at June 30, 2003. This decrease was primarily attributable to our decreased sales volume in our wholesale segment. These low margins are indicative of increasing competition in the markets that the Company serves. The Company is continuously negotiating and renegotiating contracts in its current and new markets. As a result, existing margins may not necessarily be indicative of future margins.

Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expense. Selling, general and administrative expenses net of depreciation decreased $14,756 (1%) from $1,291,498 to $1,314,536 for the six months ended June 30, 2002 and 2003, respectively. The decrease is primarily due to an increase in general expenses

Depreciation expense included in cost of sales and selling, general and administrative expenses increased $53,199 (35%) from $151,031 to $204,230 for the six months ended June 30, 2002 and 2003, respectively. This increase resulted from the purchase of approximately $630,000 of network equipment in the second half of 2002.

Interest expense increased $356,032 (136%), from $261,150 to $617,182 for the six months ended June 30, 2002 and 2003, respectively. This non-cash increase is due to the amortization of the discount of the convertible note payables in 2003. The Company expects interest expense to remain constant or increase in 2003, due to the convertible notes issued in February of 2003 and May 2003.

Net loss from continuing operations increased $1,174,307 (139%), from $(843,862) to $(2,018,169) for the six months ended June 30, 2002 and 2003, respectively. The increase was primarily attributable to our decreased sales volume in our wholesale segment. This increase in loss is also related to an increase in our overhead to support our increased staff, and the time involved in the development and generation of new sources of potentially higher margin revenue.

For the six months ended June 30, 2003, the Company had a loss of $1,448,472 from the discontinuation of the operations of 2Sendit. This segment was discontinued in 2002 due to market conditions of the broadcast fax industry and the loss of a significant customer.

Liquidity and Capital Resources

As of June 30, 2003, we had $104,724 cash on hand and $191,909 of accounts receivable currently due. As of that date, our principal cash requirements consisted of obligations for long distance transmissions, and other payables incurred in the normal course of business. As of the six months ended June 30, 2003, iDial's cash generated from operations has not been sufficient to meet all of our operating obligations.

Net cash provided by (used in) operating activities was ($1,045,192) and $665,435 for the six months ended June 30, 2003 and 2002, respectively. This decrease in funds used in operations was primarily due to decreased sales and attributed increase in operating losses. iDial is actively working on expanding its prepaid phone card business to increase cash flow. In April 2003, the Company added a sales agent to distribute a new phone card to new international markets in addition to the agent added in December of 2002. The Company is continuing to seek new agents to market phone cards as well as exploring potentially higher margin revenue sources over its existing network.

Net cash provided by (used in) investing activities was $49,410 and ($502,183) for the six months ended June 30, 2003 and 2002, respectively. The Company had minimal asset additions in the second quarter of 2003, but also sold several assets during the second quarter of 2003. During 2002, the Company made a large purchase of assets at the end of second quarter.

Net cash provided by (used in) financing activities was $1,078,739 and ($41,723) for the six months ended June 30, 2003 and 2002, respectively. The increase was mainly due to the convertible note payable issued in February 2003 and May 2003. The Company expects to obtain additional financing to fund growth and to develop new potential products and technologies.

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

Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal control over financial reporting in the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           Part II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Change in Securities

Due to our continued need for funding, on May 9, 2003, we entered into a Securities Purchase Agreement with unrelated investors, which provides the investors with the ability to invest up to $3,000,000 in the Company. In exchange for such investment, the investors receive a convertible debenture and three warrants for every dollar invested. All future investments under the Securities Purchase Agreement are within the sole discretion of the investor. As of the date hereof, we have issued convertible debentures in the amount of $500,000 and have received $197,688 (net of fees of $52,312) on May 9, 2003 and $193,182.94 (net fees of $56,817.06) on June 23, 2003.

The debentures issued pursuant to the May 2003 Securities Purchase Agreements bear interest at 12%, mature one year from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of the following:

     o    $0.01; or

     o 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.01 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. In addition, upon termination of this private placement, we are obligated to file a registration statement covering the resale of the shares of common stock underlying the debentures and obtain effectiveness of such registration statement within 90 days from the date of filing. If we are unable to obtain such effectiveness, the debentures will be considered to be in default.

During the quarter ended June 30, 2003, the Company issued an aggregate of 15,000,000 shares of common stock to employees of the Company in lieu of salary and bonuses valued at $79,500.

During the quarter ended June 30, 2003, the Company issued an aggregate of 315,000 shares of common stock to consultants for services valued at $1,575.

     * All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, the Company made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange

Commission filings.
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K
(a)   Exhibit     Description

  31.1 Certification of the Principal Executive Officer of iDial Networks, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of the Chief Financial Officer of iDial Networks, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of the Principal Executive Officer of iDial Networks, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of the Chief Financial Officer of iDial Networks, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K


   None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report, for the Quarter ended June 30, 2003 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

August 19, 2003

                  IDIAL NETWORKS, INC.

                  By    /s/Mark Wood
                        ------------
                        Mark Wood
                        Chairman of the Board