Form 10QSB
period 2003-09-30
IDIAL NETWORKS INC
filed 2003-11-13
CIK 810932

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2003.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of September 30, 2003, the registrant had 495,159,276 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes No _X__

===========================================================================

IDIAL NETWORKS, INC. AND SUBSIDIARIES


INDEX

PART I.  FINANCIAL INFORMATION                                                           PAGE NUMBER
------------------------------                                                           -----------
Item 1.  Financial statements
                  (unaudited)

         Consolidated balance sheets as of September 30, 2003 (unaudited)
                  and December, 31, 2002                                                      3

         Consolidated unaudited statements of operations for the three months and
                  the nine months ended September 30, 2003 and 2002                           5

         Consolidated unaudited statements of cash flows for the nine months ended
                  September 30, 2003 and 2002                                                 6

         Notes to consolidated unaudited financial statements                                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                 11

Item 3.   Controls and Procedures                                                            18

PART II.  OTHER INFORMATION                                                                  18

Item 1. Legal Proceedings                                                                    18

Item 2.  Change in Securities                                                                18

Item 3.  Defaults Upon Senior Securities                                                     18

Item 4.  Submission of Matters to Vote of Security Holders                                   18

Item 5.  Other Information                                                                   19

Item 6.  Exhibits and Reports on Form 8-K
SIGNATURES                                                                                   19

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Statements.

                              iDial Networks, Inc.

                           Consolidated Balance Sheets

                 As of September 30, 2003 and December 31, 2002

                                    Assets                                                  September 30,
                                                                                                2003           December 31,
                                                                                            (unaudited)           2002
                                                                                          --------------     --------------
Current assets:
     Cash                                                                                 $     302,936            981,296
     Accounts receivable, net of allowance for doubtful                                       3,351,223          4,551,574
        accounts of $2,270,449 and $2,318,159 respectively                                           --                 --
     Receivable from Subsidiary, net of payable                                                      --                 --
     Note from Subsidiary                                                                            --                 --
     Prepaid expenses and other current assets                                                  252,117            376,415
     Carrier deposits                                                                           613,710            578,072
                                                                                          --------------     --------------

                 Total current assets                                                         4,519,986          6,487,357
Property and equipment, net                                                                   3,054,994          3,317,141
Intangible assets, net                                                                        4,143,419                 --
Goodwill                                                                                     38,280,042                 --
Other assets                                                                                    197,490                 --
                                                                                          --------------     --------------

                 Total assets                                                             $  50,195,931          9,804,498
                                                                                          ==============     ==============

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable                                                                     $   4,321,942          4,513,930
     Due to MCI, including the current portion of a note of $2,449,799
        (September 30, 2003) and $3,883,414 (December 31, 2002)                               8,040,412          9,856,797
     Accrued expenses                                                                         1,138,698            868,694
     Due to related parties                                                                     169,424                 --
     Payable to Parent, net of receivable                                                            --          1,761,991
     Restructuring reserve                                                                      220,847            526,822
     Deferred revenue                                                                           159,245            103,595
     Current portion of notes payable                                                            29,352                 --
     Current portion of capital lease obligations                                             3,052,727          5,321,454
     Notes payable                                                                            2,000,000                 --
     Note payable to Parent                                                                          --         10,854,601
     Current portion of 5% mandatorily redeemable preferred stock
        (approx. 10,801 shares of Series A , 10,801 shares of Series B
        and accrued preferred dividend of $65,000)                                            1,750,000                 --
                                                                                          --------------     --------------

                 Total current liabilities                                                   20,882,647         33,807,884

Capital lease obligations, net of current portion                                               223,222          2,277,372
Note payable to MCI, net of current portion                                                   1,830,913                 --
Note payable - Stockholders, net of discount                                                  1,971,542                 --
5% mandatorily redeemable preferred stock (approx. 89,199 shares of
     of Series A and 89,199 shares of Series B)                                              13,915,000                 --
                                                                                          --------------     --------------

                 Total liabilities                                                           38,823,324         36,085,256
                                                                                          --------------     --------------


Commitments and contingencies                                                                        --                 --
                                                                                          --------------     --------------


Stockholders' equity (deficit):
     Common stock, $.005 par value, 500,000,000 shares authorized and
        495,159,276 shares outstanding (September 30, 2003) and $0 par value,
        25,000 shares authorized and 1,000 shares
        outstanding (December 31, 2002)                                                       2,475,797                 --
     Common stock to be issued in connection with business
        acquisition with $0.005 par value                                                    24,261,830                 --
     Additional paid-in-capital                                                              45,926,187         31,001,282
     Accumulated deficit                                                                    (61,291,208)       (57,282,040)
                                                                                          --------------     --------------

                 Total stockholders' equity (deficit)                                        11,372,607        (26,280,758)
                                                                                          --------------     --------------

                 Total liabilities and stockholders' equity (deficit)                     $  50,195,931          9,804,498
                                                                                          ==============     ==============

          See accompanying notes to consolidated financial statements
                              iDial Networks, Inc.

                      Consolidated Statements of Operations

             Three and Nine months ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                              Three Months Ended            Nine Months Ended
                                                                     September 30,   September 30,    September 30,    September 30,
                                                                        2003             2002             2003             2002
                                                                   --------------   --------------   --------------   --------------
Revenue                                                            $  27,161,034       19,500,401    $  81,183,263       67,430,847

Operating expenses:
    Data communications and telecommunications                        25,490,517       17,597,324       75,728,926       61,402,896

    Network operations (exclusive of $643,929 for the nine
      months ended September 30, 2002 reported below as non-cash
      stock compensation)                                              1,063,191          885,553        2,955,613        4,034,363

    Selling and marketing                                                224,518          120,142          443,609          533,783

    General and administrative (exclusive of $4,674,195 for the nine months ended September 30, 2002 reported below as non-cash
      stock compensation)                                                674,746          425,761        1,821,236        3,855,039

    Restructuring charges                                                     --        1,131,369              987        1,131,369
    Fixed Asset write-off                                                     --        4,145,564               --        4,145,564
    Goodwill write-off                                                        --       50,300,000               --       50,300,000
    Corporate allocations                                                    740            3,123            5,180            6,663
    Bad debt expense                                                       1,090               --            1,090          726,057
    Depreciation and amortization                                        486,359          412,515        1,264,177        2,656,613
    Non-cash stock compensation                                               --               --               --        5,318,124
                                                                   --------------   --------------   --------------   --------------


             Total operating expenses                                 27,941,161       75,021,351       82,220,818      134,110,471
                                                                   --------------   --------------   --------------   --------------


             Operating loss                                             (780,127)     (55,520,950)      (1,037,555)     (66,679,624)

    Interest on note to payable to Parent                               (146,219)        (201,652)        (617,950)        (344,319)
    Interest expense, net                                               (201,608)        (224,608)        (502,346)        (769,256)
    Non cash financing cost                                           (1,786,314)            --         (1,786,314)      (1,284,651)

             Net loss                                                 (2,914,268)     (55,947,210)      (3,944,165)     (69,077,850)
                                                                   --------------   --------------   --------------   --------------

    Preferred stock dividend                                             (65,000)              --          (65,000)              --
                                                                   --------------   --------------   --------------   --------------

             Net loss applicable to common shares                  $  (2,979,268)     (55,947,210)   $  (4,009,165)     (69,077,850)
                                                                   ==============   ==============   ==============   ==============


    Basic and diluted weighted average common shares
      outstanding                                                    193,758,586            1,000       65,536,654            1,000
             Basic and diluted loss per share                      $       (0.02)      (55,947.21)   $       (0.06)      (69,077.85)
                                                                   ==============   ==============   ==============   ==============

          See accompanying notes to consolidated financial statements.

                              iDial Networks, Inc.

         Consolidated Statements of Cash Flows (unaudited) For the Nine

                    Months ended September 30, 2003 and 2002

                                                                                          For the Nine Months Ended
                                                                                               September 30,
                                                                                            2003           2002
                                                                                       --------------   --------------
Cash flows from operating activities:
     Net loss                                                                             (3,944,165)     (69,077,850)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                                                   1,264,175        2,656,612
           Fixed asset write-off                                                                  --        4,145,564
           Goodwill write-off                                                                     --       50,300,000
           Provision for doubtful accounts                                                   (47,710)         726,057
           Noncash stock compensation                                                             --        5,318,124
           Noncash financing costs                                                         1,786,314        1,284,651
           Changes in assets and liabilities:
              Accounts receivable                                                          1,405,884       (2,294,430)
              Due from related party                                                              --         (182,609)
              Interest on Parent loan                                                        617,950          344,318
              Prepaid expenses and other current assets                                      124,298         (192,529)
              Carrier deposits                                                                17,135          (67,500)
              Accounts payable                                                            (1,300,164)      (4,862,808)
              Due to MCI                                                                      14,528        2,174,709
              Restructuring reserve                                                         (305,975)         661,107
              Payable to Parent, net of receivable                                         1,360,919        1,073,904
              Deferred revenue                                                               (58,138)         702,363
              Accrued expenses                                                              (168,285)        (206,784)
                                                                                       --------------   --------------
                 Net cash provided by (used in) operating activities                         766,767       (7,497,101)
                                                                                       --------------   --------------

Cash flows from investing activities -
     Payments to Titan in connection with business acquisition                            (1,500,000)              --
     Transaction expenses paid in connection with business acquisition                      (249,476)              --
     Cash overdraft acquired in connection with business acquisition                        (100,976)              --
     Purchase of property and equipment                                                     (381,084)      (1,098,458)
                                                                                       --------------   --------------

                 Net cash used in investing activities                                    (2,231,536)      (1,098,458)
                                                                                       --------------   --------------

Cash flows from financing activities:
     Proceeds from parent loan                                                             3,500,000       10,300,000
     Proceeds from Note - stockholders                                                     1,610,000               --
     Proceeds from vendor financing                                                               --        1,087,322
     Principal payments on capital lease obligations                                      (4,323,592)      (3,349,930)
                                                                                       --------------   --------------

                 Net cash (used in) provided by financing activities                         786,408        8,037,392
                                                                                       --------------   --------------

                 Net increase (decrease) in cash                                            (678,360)        (558,167)
Cash at beginning of period                                                                  981,296        1,641,278
                                                                                       --------------   --------------
Cash at end of period                                                                        302,936        1,083,111
                                                                                       ==============   ==============

Supplemental disclosure of noncash financing and investing activity:
     Cash paid for interest                                                                  414,801          774,202
     Conversion of convertible note into equity                                                   --        2,201,386
     Equipment acquired under capital leases                                                      --        1,087,322
     Issuance of mandatorily redeemable preferred stock in connection with business       15,600,000               --
     Issuance of note payable to Growth in connection with business acquisition              500,000               --
     Issuance of note payable to Titan in connection with business acquisition             1,500,000               --
     Common stock issued in connection with business acquisition                          39,819,263               --
     Net assets acquired in connection with business acquisition                          59,269,716               --
     Common stock issued for legal settlement                                                     --          227,500

          See accompanying notes to consolidated financial statements.

(1) Organization and Description of Business

GlobalNet, Inc. ("GlobalNet" or the "Company") provides global telecommunications, including high quality voice, fax, and other value-added applications over an international network. GlobalNet was formed on May 30, 2000, when GlobalNet International, Inc. ("GII") merged with a subsidiary of Rich Earth, Inc. ("Rich Earth") pursuant to an agreement whereby 20,000,000 shares of Rich Earth common stock were exchanged for 100% of the common stock of GII in a transaction accounted for as a reverse acquisition of Rich Earth by GII using the purchase method of accounting. Prior to raising approximately $2.5 million to fund an acquisition by GII in a contemplated transaction as described herein, Rich Earth was a non-operating public shell corporation with nominal assets. GII management controlled the combined company after the transaction. After the closing of the merger, Rich Earth changed its name to GlobalNet, Inc. As a result of the reverse merger, the operating entity, GII, continues as the operating entity under the GlobalNet, Inc. name, and its historical financial statements replaced those of Rich Earth.

GII was formed in March 2000, when the members of DTA Communications Network, L.L.C. ("DTA") exchanged their members' interests in DTA for common stock of GII, a newly formed C-corporation. DTA was organized in Illinois on May 22, 1996 as a limited liability company. On April 20, 1999, DTA and a Texas limited liability company formed an Illinois limited liability company, later named GlobalNet, L.L.C. DTA's interest in GlobalNet, L.L.C. was 75% at December 31, 1999. GlobalNet, L.L.C. was formed to provide wholesale carrier voice and fax, value-added applications, and third-generation application service provider products via an international Internet protocol-based network.

On March 6, 2000, DTA agreed to purchase and subsequently did purchase the remaining 25% minority interest and certain assets from the minority owner of GlobalNet, L.L.C. for $2,000,000 and $127,198, respectively. The purchase of the minority interest increased DTA's interest in GlobalNet, L.L.C. to 100% and was accounted for under the purchase method of accounting.

On March 21, 2002, GlobalNet, Inc. merged with a subsidiary of The Titan Corporation ("Titan"). In the merger, a wholly owned subsidiary of Titan merged into GlobalNet and all of GlobalNet's outstanding common shares and certain outstanding stock options and warrants were converted into Titan common shares, options and warrants, plus cash in lieu of fractional shares. The merger had an aggregate equity transaction value of approximately $31.0 million. The transaction was accounted for as a purchase. The excess of the purchase price of $31.0 million over the estimated fair market value of the net liabilities acquired of approximately $19.3 million was approximately $50.3 million, which was allocated to goodwill. After the merger, Titan reduced the number of shares of common stock outstanding in GlobalNet from 37,617,637 shares to 1,000 shares and converted GII into a single member Delaware limited liability company, GlobalNet International, L.L.C., in which GlobalNet is the sole member.

On July 11,  2002,  Titan  made  the  decision  to exit  its  telecommunications business and to sell GlobalNet. At that time, Titan determined that there had been an impairment of the carrying value of GlobalNet's goodwill of approximately $50.3 million in accordance with SFAS No. 142. The measurement of this impairment was evident based upon estimates of fair value, as determined by recent offers received by Titan from potential buyers, compared to the carrying value of the asset. In accordance with Staff Accounting Bulletin No. 54 and No. 73, the Company has "pushed down" to its stand-alone consolidated financial statements the purchase accounting adjustments and the subsequent write-off of goodwill recorded by Titan. As a result, the consolidated financial information for the period after the merger is presented on a different cost basis than that for the periods before the merger and, therefore, is not comparable.

On May 20, 2003, Growth Enterprise Fund, S.A. ("GEF") entered into a Stock Purchase Agreement with Titan to acquire 100% of the common stock of GlobalNet. Subsequently, on August 21, 2003, iDial Networks, Inc. ("iDial") entered into an Assignment and Assumption Agreement with GEF and Titan, whereby GEF transferred to iDial all its rights and obligations under the Stock Purchase Agreement in exchange for 60% of iDial's outstanding common stock (after taking into consideration the potential dilution from certain convertible debentures), 100,000 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock. Refer to Note (3) for further information.

The acquisition of GlobalNet by iDial has been reflected under the purchase method of accounting in accordance with SFAS No. 141, with GlobalNet identified as the accounting acquiror. The shareholder of GlobalNet prior to the acquisition, will beneficially own 60% of the voting interest in iDial after the transaction and, as a result of the change in control of iDial, the transaction has been accounted for as a reverse acquisition of iDial by GlobalNet.

Since the acquisition, the Company has combined network operations in an effort to reduce unnecessary expenditures. The Company will continue to provide a retail presence, however some non-producing retail products and services may not be transitioned.

The Company is subject to risks and uncertainties common to growing telecommunications-based companies, including rapid technological changes, low costs to customers of switching from carrier to carrier, failed alliances, and pricing pressures in the international long distance market.

(2) Basis of Financial Statement Preparation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's audited financial statements as of and for the year ended December 31, 2002.

The accompanying unaudited interim consolidated financial statements reflect the acquisition of GlobalNet by iDial on August 25, 2003, which was treated as a reverse acquisition with GlobalNet identified as the accounting acquiror as discussed in Note (3). Accordingly, all previous periods presented reflect the unaudited financial statements of GlobalNet and, therefore, such financial statements differ from the financial statements reported in iDial's previous 10-Q filings.

The accompanying financial information includes all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year.

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We account for mandatorily redeemable preferred stock in accordance with FASB Statement No. 150. Accordingly, all mandatorily redeemable preferred stock has been presented as a liability in the accompanying balance sheet at September 30, 2003.

(3) iDial Acquisition

On May 20, 2003, GEF entered into a Stock Purchase Agreement with Titan to acquire 100% of the common stock of GlobalNet in exchange for the assumption of certain liabilities of Titan (the "assumed liabilities"), and certain cash payment totaling approximately $1,100,000.

Subsequently, on August 21, 2003, iDial entered into an Assignment and Assumption Agreement with GEF and Titan (the "Assignment"), whereby GEF transferred to iDial all its rights and obligations under the Stock Purchase Agreement, including the right to receive all of the issued and outstanding common stock of GlobalNet. On August 21, 2003, amendments were made to the Stock Purchase Agreement to reflect certain payments made by GlobalNet after the date of the Stock Purchase Agreement. In connection with the Stock Purchase Agreement and the Assignment, promissory notes and accrued interest payable in the aggregate amount of approximately $15.6 million payable by GlobalNet to Titan were assigned to iDial (the "GlobalNet Notes"). As consideration for the Acquisition, iDial and GEF engaged in the following transactions with Titan:

     o iDial issued a $1,500,000 principal amount promissory note to Titan (the "Titan Note"), of which $500,000 was repaid on October 17, 2003;

     o    iDial paid $1,500,000 to Titan; and

     o    GEF paid $500,000 to Titan.

In connection with the Assignment, on August 21, 2003, iDial entered into a Purchase Agreement with GEF whereby iDial issued to GEF a $500,000 principal amount promissory note, 100,000 shares of the iDial's Series A Preferred Stock, 100,000 shares of Series B Preferred Stock and 60% of the Company's outstanding common stock after taking into consideration the potential dilution from certain convertible debentures. In connection with the transaction, iDial pledged 100% of the stock of GlobalNet and the GlobalNet Notes to Titan as collateral to secure payment of the assumed liabilities and the Titan Note.

The shares of Series A Preferred Stock carry limited voting rights, have a stated value of $106 per share and pay cumulative dividends at the rate of $5.30 per share per annum (5% of the stated value). Commencing on December 31, 2003, the Company is required to redeem $118,910 of the Series A Preferred Stock on the first business day of each month, which such payment shall be for accrued but unpaid dividends, and to the extent of any excess over such accrued but unpaid dividends, redemption of shares of Series A Preferred Stock. At the option of the holder, the Company must redeem additional shares of the Series A Preferred Stock from the Company's Free Cash Balance, as defined in the Series A Preferred Stock Certificate of Designation. In addition, if the Company fails to make dividend payments on the Series A Preferred Stock, the Series A Preferred Stock is convertible into the Company's common stock at the option of the holder.

The shares of Series B Preferred Stock have no limited voting rights, have a stated value of $50 per share and pay cumulative dividends at the rate of $2.50 per share per annum (5% of the stated value). Commencing on December 31, 2003, the Company is required to redeem $56,090 of the Series B Preferred Stock on the first business day of each month, which such payment shall be for accrued but unpaid dividends, and to the extent of any excess over such accrued but unpaid dividends, redemption of shares of Series B Preferred Stock. At the option of the holder, the Company must redeem additional shares of the Series B Preferred Stock from the Company's Free Cash Balance, as defined in the Series B Preferred Stock Certificate of Designation.

In order to fund the costs of the transaction, on August 21, 2003, iDial entered into a Securities Purchase Agreement with unrelated investors, in which the investors provided funding in the amount of $1,750,000. In exchange for such investment, the investors received convertible debentures. The debentures issued pursuant to the August 2003 Securities Purchase Agreement bear interest at 12% per year, mature two years from the date of issuance, and are convertible into iDial's common stock, at a rate of $.0016 per share; however, if at any time the market price of iDial's common stock is below $.0016, then the conversion price will be equal to the lesser of (i) $.0016, or (ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 60%.

The acquisition of GlobalNet by iDial has been reflected under the purchase method of accounting in accordance with SFAS No. 141, with GlobalNet identified as the accounting acquiror. The shareholder of GlobalNet prior to the acquisition, will beneficially own 60% of the voting interest in iDial after the transaction and as a result of the change in control of iDial, the transaction has been accounted for as a reverse acquisition of iDial by GlobalNet.

The purchase price consideration was determined as follows:

              Value of shares to be issued                      $ 39,819,263
              New note payable to Titan                            1,500,000
              Note payable to GEF                                    500,000
              Cash paid to Titan                                   1,500,000
              Assumed current liabilities                          1,774,103
              Assumed long-term debt                                 216,755
              Transaction expenses                                   335,115
              Preferred Stock                                     15,600,000
                                                          -------------------
                                                                $ 61,245,237
                                                          -------------------
The Company obtained an independent valuation for purposes of determining the fair value and related purchase price allocation of the acquisition. According to this independent valuation, the enterprise value of iDial was $39.8 million based on the value of the shares (fully diluted) retained by the shareholders of iDial after the transaction. Those shares were valued using the average stock price of iDial during the five days before and the five days after August 27, 2003, the date on which the transaction was publicly announced. As part of the purchase price, we have also included all the assumed liabilities.

The allocation of the purchase price was as follows:

              Current assets                                       $ 109,621
              Note receivable from GlobalNet                      15,595,460
              Receivable from GlobalNet                            2,500,000
              Property and equipment, net                            549,113
              Identified intangible assets                         4,211,000
              Goodwill                                            38,280,042
                                                          -------------------
                                                                $ 61,245,237
                                                          -------------------

As a result of this independent valuation, the Company identified approximately $4.2 million of intangible assets of which approximately $3.3 million was allocated to customer list with an estimated life of 5 years and $0.9 million was allocated to acquired technology with an estimated useful life of 6 years. The Company allocated to goodwill the difference between the purchase price of $61.2 million and the fair market value of iDial's assets of $0.7 million, the Note receivable from GlobalNet of $15.6 million, the receivable from GlobalNet of $2.5 million and the identified intangible assets of $4.2 million.

(4) Convertible Note

During the third quarter of 2003, iDial executed a securities purchase agreement for the sale of a principal amount of $1,750,000 in secured convertible debentures. Net proceeds of $1,610,000 were received in separate payments in August 2003, of which $1,500,000 was directly paid toward the closing of the GlobalNet transaction. The note is convertible into approximately 1,093,750,000 shares of the Company's common stock at the date of the note. The note bears interest at 12% and matures August 21, 2005. The note contains a beneficial conversions feature which is accounted for in accordance with EITF 98-5 and will result in future charges to the statement of operations. During the three months ended September 30, 2003, the Company took a charge of $192,500 related to the amortization on the discount of this note.

In conjunction with the convertible note, the Company incurred $140,000 of fees related to the acquisition of the loan consisting of fees paid to the lender. These fees have been recorded as an asset and will be amortized over the life of the loan. Amortization of acquisition costs for the three months ended September 30, 2003 totaled $15,750.

During the third quarter of 2003, the Company also agreed to change certain conversion features related to notes issued February 6 and May 9, 2003. The conversion feature now is at a set rate and matches the terms of the note entered into on August 21, 2003. The remaining principal on the note of February 6, 2003 is now convertible into approximately 157,500,000 shares. The note of May 9, 2003 is now convertible into approximately 312,500.000 shares. It was also agreed to extend the maturity of these notes to August 21, 2005.

(5) Restructuring Charges

GlobalNet recorded a restructuring charge of $1,113,112 for the year ended December 31, 2002, which was increased by $987 for the nine months ended September, 2003. Approximately $279,000 of the restructuring charge is related to the severance payment for certain employees terminated in July 2002 as part of a restructuring plan to reduce headcount and operating expenses.

Approximately $673,000 of the restructuring charge is related to lease agreements for circuits that GlobalNet discontinued in July 2002 as a result of GlobalNet's strategy to consolidate traffic in certain facilities in order to realize synergies and reduce operating costs. The charge represents the future payments for the remaining terms of those lease agreements.

Approximately $61,000 of the restructuring charge corresponds to the cost of closing GlobalNet's office in Marietta, Georgia. The charge includes the future lease payments for the remaining term of the lease agreement and the moving expenses.

The remaining $101,000 of the restructuring charge is related to GlobalNet's headquarters in Lombard, Illinois. GlobalNet recorded a charge of 50% of the lease cost of its offices in Lombard for the remaining term of the lease agreement as a result of the current underutilization of the office space.

The table below shows the expenses applied against the restructuring reserve for the nine months ended September 30, 2003:

                                                                                             Balance
                                                        Balance of                              of
                                                      Restructuring         Expenses       Restructuring
                                                         Reserve            applied           Reserve
                                                       December 31,         against         September 30,
                                                          2002              reserve            2002
                                                   -------------------  -----------------  -----------------
   Severance payments                                              $ -                $ -               $ -
   Unused circuit leases                                       441,933           (246,585)          195,348
   Closing costs of Marietta office                             13,554            (13,554)                -
   Underutilization cost of Lombard office                      71,335            (45,836)           25,499
                                                    -------------------  ----------------- -----------------
                                                             $ 526,822         $ (305,975)        $ 220,847
                                                    ===================  ================= =================

(6) MCI Payment Agreement

On February 27, 2002, GlobalNet entered into an agreement with MCI WorldCom Network Services, Inc. (MCI) to refinance a $6,083,414 balance of past due payables ("Payment Agreement"). On March 31, 2003, GlobalNet made the final balloon payment of $3,633,414 under the Payment Agreement.

On July 15, 2003, GlobalNet entered into a two-year promissory note with MCI to refinance an open payable balance to MCI of approximately $4,870,593 (the "Note"). The Note bears interest at 6% per annum and has 23 monthly payments of $220,000 and a final payment of $114,906 which is due on June 30, 2005. In connection with the Note, GlobalNet entered into a Security Agreement with MCI, whereby GlobalNet pledged all its assets as collateral for all the obligations and indebtedness of GlobalNet with MCI.

On August 27, 2003, GlobalNet made a $60 million revenue commitment to MCI for a period of two years commencing September 1, 2003 (the "Revenue Commitment"). The Revenue Commitment contains a price protection mechanism that allows GlobalNet to terminate the Revenue Commitment by paying off the outstanding balance of the
Note in the event that MCI's sell rates to GlobalNet become less competitive than the sell rates available from other telecom providers.

(7) Credit and Business Concentrations

SFAS No. 105, Disclosure of Information About Financial Instruments With Off-Balance Sheet Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash in one financial institution.

A significant portion of the Company's revenue is concentrated among a few large customers. The largest customer represented 49.5% and 59.4% of total revenue for the nine months ended September 30, 2003 and September 30, 2002, respectively. The next three largest customers represented 30.8% and 20.7% of total revenue for the nine months ended September 30, 2003 and September 30, 2002, respectively. Accounts receivable from the largest three customers at September 30, 2003 were approximately $2,173,000, net of a reserve for uncollectible accounts of approximately $705,000.

GlobalNet's primary customer, Global Crossing Ltd. ("Global Crossing"), filed for protection under Chapter 11 of the United States Bankruptcy code in January 2002. As of the date of petition, Global Crossing maintained an outstanding balance due to the Company of $705,000, which has been included in the allowance for doubtful accounts at December 31, 2002. Subsequent to the bankruptcy filing, Global Crossing has resumed business with GlobalNet on substantially similar terms and for similar volumes as prior to the filing.

The Company currently uses one primary wholesale carrier voice and fax telecommunication services provider. Amounts due to this supplier were $9,871,325 at September 30, 2003 and the Company's receivable from the supplier amounted to $153,888. An unfavorable change in this supplier's payment terms or a change in primary supplier could have an adverse effect on the Company's business and liquidity.

(8) Geographic and Business Segment Information

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information regarding operating segments in annual financial statements and requires select information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131 is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as one operating segment - telecommunication services.

Data relating to the Company's operations by geographic area is set forth below:

                                     United States           Mexico             Other               Total
                                   -----------------   -----------------  -----------------   -----------------
Nine Months Ended Sept. 30, 2003
     Revenues                          $         --          58,451,949         22,731,314     $    81,183,263
Nine Months Ended Sept. 30, 2002
     Revenues                                    --          54,618,986         12,811,861          67,430,847
At Sept. 30, 2003
     Identifiable assets               $  7,198,413                  --                 --     $     7,198,413
At December 31, 2002
     Identifiable assets               $  3,317,141                  --                 --     $     3,317,141


The Company's revenues are primarily generated by providing telecommunication services to Mexico and other Latin America countries on behalf of the Company's customers. However, all of the tangible assets of the Company are located in the United States.

(9) Litigation

The Company is from time to time subject to litigation incidental to its business. The Company believes that the results of the following asserted and potential litigation and other potential legal proceedings will not have a material adverse effect on its business, financial condition, results of operations, or liquidity of the Company.

The XEX Consulting Company, Inc. - In November 2001, an action was filed against GlobalNet and others by XEX Consulting Company, Inc. (XEX). The Complaint alleged, among other things, that the defendants engaged in a fraudulent scheme of manipulating the market for GlobalNet common stock and failed to disclose certain matters. The plaintiff seeks compensatory damages in the amount of $3 million together with punitive damages. On June 25, 2003, GlobalNet and XEX reached a settlement agreement, whereby XEX agreed to voluntarily dismiss its complaint against GlobalNet without prejudice in exchange for no monetary consideration.

Wholesale Telecom Corporation - In October 2001, GlobalNet filed a complaint against Wholesale Telecom Corporation (WTC) in the Circuit Court of the 11th Judicial Circuit for Dade County (Florida) seeking to recover $536,579 (plus interest since October 23, 2000) of past-due unpaid amounts for telecom services provided by GlobalNet. In June 2002, WTC filed a counterclaim alleging violations of the Communications Act and fraud, and seeking punitive damages in excess of $1 million. The counterclaim alleges that GlobalNet has "knowingly issued fraudulent invoices". GlobalNet believes that it has good and meritorious defenses against the counterclaim.

Manuel Dreyfus - On February 25, 2003, Manuel Dreyfus filed a complaint against GlobalNet and its former President. The complaint seeks to recover $40,000 of expenses that the plaintiff claims to have incurred on behalf of Global Telekom Ventures, Inc. (GTV), a company owned by GlobalNet's former President, in 1998 and 1999. GlobalNet has never had an equity interest and/or a commercial relationship with GTV. The plaintiff also alleges that he had an oral one-year employment agreement with GlobalNet and that he was verbally granted 100,000 shares of GlobalNet's common stock. The plaintiff alleges that GlobalNet was in breach of this oral employment agreement when he was terminated in November 2000 and that he is owed 100,000 shares of GlobalNet's common stock. GlobalNet believes that it has good and meritorious defenses against the complaint.

Interwest Transfer Co., Inc. - Interwest Transfer Co., Inc. (Interwest) was the transfer agent of Rich Earth, Inc. (Rich Earth), a publicly traded shell company acquired by GlobalNet in a "reverse merger" transaction in May 2000. Interwest is currently a defendant in the litigation between two former shareholders of Rich Earth over the ownership of a stock certificate. Under the transfer agent agreement between Interwest and Rich Earth, GlobalNet (as the successor company of Rich Earth) is indemnifying Interwest from any potential loss (and legal expenses) that could arise from such litigation. GlobalNet believes that the resolution of this litigation will not have a material adverse effect on the Company.

Star Telecommunications, Inc. - On May 15, 2003, an action was commenced in the United States Bankruptcy Court for the District of Delaware against GlobalNet by the Liquidating Trustee of the Star Creditors' Liquidating Trust (Star Creditors' Liquidating Trust). The complaint alleges that GlobalNet received preferential payments of $754,548 from Star Telecommunications, Inc. (Star) within the 90 days prior to Star's Chapter 11 bankruptcy filing on March 13, 2001 and seeks the refund of these payments. On September 9, 2003, GlobalNet accepted a proposal from Star Creditors' Liquidating Trust to settle this matter for $15,000 in exchange for a mutual release.

(10) Management's Plans and Intentions for Continuing Operations

The Company has negative working capital at September 30, 2003 and has experienced negative operating cash flows as well as continuing net losses for the nine months ended September 30, 2003 and the year ended December 31, 2002. Additionally, the Company has experienced significant operating losses since its inception.

Management's focus has been on reducing operating expenses and increasing revenues from existing customers in order to enhance the internal generation of cash flows. Management is also exploring different alternatives to address its short-term and long-term financing needs, including raising equity and debt financings. There can be no assurances, however, that the Company will be successful in implementing any of these alternatives.

Management continues to believe that the Company is well suited to take advantage of the current market opportunities. The Company will continue to aggressively pursue business in higher-margin geographic regions and monitor costs.

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

OVERVIEW

The accompanying unaudited interim consolidated financial statements reflect the acquisition of GlobalNet by iDial on August 25, 2003, which was treated as a reverse acquisition with GlobalNet identified as the accounting acquiror.
Accordingly, all previous periods presented reflect the unaudited financial statements of GlobalNet and, therefore, such financial statements differ from the financial statements reported in iDial's previous 10-QSB filings.

GlobalNet provides international voice, data, fax and Internet services on a wholesale basis over a private IP network to international carriers and other communication service providers in the United States and internationally. GlobalNet's state-of-the-art IP network, utilizing the convergence of voice and data networking, offers customers economical pricing, global reach and an intelligent platform that guarantees fast delivery of value-added services and applications. GlobalNet's principal focus is providing service from the U.S. to Latin America, with 75% of its traffic terminating in Mexico. However, it has established relationships with affiliates worldwide, giving it the ability to carry traffic to more than 240 countries.

GlobalNet was formed to capitalize on the growth of the Internet Protocol as a communications transport medium for IP Telephony and other enhanced services. To date, GlobalNet has focused primarily on wholesaling international voice and facsimile communications services between the United States and Latin American countries, predominantly Mexico. GlobalNet has been successful in establishing and maintaining relationships with Tier 1 and Tier 2 carriers as a result of its ability to procure consistent sources of supply in the capacity constrained telecommunications corridors linking Latin America and the United States. This has been accomplished through the development of partnerships with several Latin American telecommunications companies. Leveraging these relationships, GlobalNet has grown its revenues from $793,000 in 1997 to $99 million in 2002.

iDial sells virtual prepaid calling cards over the Internet and physical prepaid cards through traditional retail outlets. We consider our Internet Phone Cards "virtual" because we do not issue a physical card. Once sold, the calling card can be used immediately to make international and domestic long distance calls.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition

Our revenue consists of the sale of wholesale carrier voice and fax, via an international network. Revenue is recognized as services are rendered. In order to mitigate risk of loss, several customers prepay for their services, in which case revenue is deferred and is recognized as minutes are utilized.

We also derive revenue from supplying underlying services, including value-added applications and the use of the Company's network, to issuers of prepaid phone cards. Those issuers prepaid for some or all of the services provided. Payments received in advance for such services are recorded as deferred revenue and are recognized as the prepaid phone cards are used.

Valuation of Goodwill

In accordance with SFAS No. 142 we no longer amortize goodwill, but rather perform an annual assessment as to whether any impairment has occurred. We also assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

     o significant under-performance relative to expected historical or projected future operating results;

     o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     o    significant negative industry or economic trends;

     o    significant decline in our stock price for a sustained period; and

     o    our market capitalization relative to net book value.

We determine whether the carrying value of goodwill may not be recoverable annually and more frequently based upon events and circumstances including the existence of one or more of the above indicators of impairment. We determine whether impairment has occurred by first, comparing the fair value of our only reporting unit to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the net assets, then the second step is to initially determine the fair value of the net assets in the reporting unit exclusive of goodwill, and record any necessary impairment of assets other than goodwill in accordance with SFAS No. 144 or other applicable standards. The difference in the fair value of the individual net assets exclusive of goodwill and the reporting unit results in the implied value of goodwill. The implied value of goodwill is compared to its carrying value and the difference is recorded as an impairment charge, if necessary.

Accounting for the Impairment of Long-lived Assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002.

In July 2002, it became uncertain whether we would be able to recover the carrying value of its property and equipment as a result of our parent company's decision to exit the telecommunications business and the current depressed market values for telecommunications assets. As a result, we determined that its property and equipment were impaired and recorded a $4,146,000 write-off, which represented 50% of the net book value of those assets as of June 29, 2002.

Valuation of Equity Instruments Issued in Connection with Convertible Debt Securities and Embedded Conversions Features

We record as a component of non-cash financing cost in our statement of operations amortization of in-the-money conversion features on convertible debt accounted for in accordance with EITF 98-5 and 00-27, amortization of discounts from warrants issued with debt securities in accordance with APB No. 14 based on their relative fair values, and any value associated with inducements to convert debt in accordance with Statement of Financial Accounting Standards No. 84 (SFAS No 84).

Assigning fair value to warrants issued in connection with our convertible debt securities involves a number of variables, some of which are subject to certain judgments that impact the valuation. We use the Black-Scholes option-pricing model to estimate fair value of those warrants issued in connection with our convertible debt. The assumptions for annual volatility and estimated life of the warrants are subject to judgments that impact the valuation of the warrants. We estimate our expected future volatility by reviewing the previous historical volatility of our stock immediately preceding the issuance of the warrants. We also estimate the expected future life of warrants issued as the contractual term of the instrument. We believe that these are the best estimates of each variable based on our past history and current circumstances.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUE. Our primary source of revenue is the fees that we receive from customers for completing calls over our network. This revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees per minute of traffic that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed.

Net revenue for the three months ended September 30, 2003 totaled $27,161,000, representing a 39.3% increase over revenues of $19,500,000 for the three months ended September 30, 2002. This increase in revenue was primarily due to a 60% increase in minutes of usage in GlobalNet's network, which increased from 244.6 million minutes for the three months ended September 30, 2002 to 391.1 million minutes for the three months ended September, 2003. Traffic terminated in Mexico increased by 46% but, as a percentage of total traffic, decreased from 81% for the three months ended September 30, 2002 to 74% for the three months ended September 30, 2003. The traffic terminated in all areas outside Mexico increased by 118% to 100.6 million minutes for the three months ended September 30, 2003 as a result of the addition of new direct routes.

This increase in minutes was partially offset by a 14% decrease in GlobalNet's weighted average sell rate from $0.080 per minute for the three months ended September 30, 2002 to $0.069 per minute for the three months ended September 30, 2003. This decrease in the average sell rate was primarily due to competitive pricing pressure from certain carriers in the industry.

Net revenue for the three months ended September 30, 2003 includes approximately $353,000 of revenues from iDial for the period from August 26 through September 30, 2003. The majority of this revenue corresponds to the sale of iDial's prepaid phone cards.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost is comprised primarily of termination costs, purchased minutes, and other expenses associated with data communications and telecommunications. Termination fees are paid to local service providers to terminate calls received from our network. This traffic is measured in minutes, and the per minute rates charged for terminating calls are negotiated with the local service provider and included in our contract with our local service provider. Our contracts with our providers typically provide us with the right to negotiate the per minute termination fees.

Data communications and telecommunications cost for the three months ended September, 2003 totaled $25,491,000 and was 45% higher than data communications and telecommunications cost for the three months ended September 30, 2002. This increase resulted primarily from the increase in traffic discussed above, which in turn increased the termination costs and purchased minutes.

As a percentage of net revenue, data communications and telecommunications costs increased by 370 basis points, from 90.2% for the three months ended September 30, 2002 to 93.9% for the three months ended September 30, 2003. This increase was primarily due to the 14% decrease in our average sell rate as a result of pricing pressure in our existing routes.

NETWORK OPERATIONS. Network operation expenses include the expenses incurred in the development, expansion, operation and support of the Company's global IP network. These expenses consist primarily of the fixed monthly cost of the leased lines that comprise the Company's network, the salary and payroll related taxes of the employees directly involved in the development and operation of the network and the expenses incurred in the development and support of the Company's proprietary software.

Network operation expenses increased by approximately 20%, or $178,000, from $886,000 for the three months ended September 30, 2002 to $1,063,000 for the three months ended September 30, 2003. The increase in network operation expenses was primarily due to the increase in traffic and to the addition of new direct routes and capacity with terminating vendors. As a percentage of net revenues, network operation expenses decreased from 4.5% to 3.9%.

SELLING AND MARKETING. Selling and marketing expenses include the expenses incurred in the development and promotion of the Company's image, products and services and the commissions paid to the distributors of iDial's prepaid phone cards. Selling and marketing expenses include primarily the salaries, payroll taxes, benefits and commissions paid to distributors, sales personnel and agents.

Selling and marketing expenses increased by 87.0%, or $104,000, from $120,000 for the three months ended September 30, 2002 to $225,000 for the three months ended September 30, 2003. The increase in selling and marketing expenses was primarily due to the inclusion of $96,000 of commissions paid to the distributors of iDial's prepaid phone cards from August 26 through September 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the expenses incurred for general corporate functions, including administration, finance and accounting, facilities, human resources, and professional services.

General and administrative expenses for the three months ended September 30, 2003 totaled $675,000, representing a 58% increase over general and administrative expenses of $426,000 for the three months ended September 30, 2002. The increase in general and administrative expenses was primarily due to the acquisition of iDial and the combination of the overheads of iDial and GlobalNet. The Company is currently working on the integration of both businesses in order to realize synergies and reduce the combined overhead.

RESTRUCTURING CHARGES. Restructuring charges amounted to $0 for the three months ended September 30, 2003 and $1,131,000 for the three months ended September 30, 2002. In July 2002, GlobalNet recorded the restructuring charge in connection with the termination of certain employees, the discontinuance of certain circuits and the closing of its office in Marietta, Georgia as part of a restructuring plan to reduce operating expenses.

FIXED ASSET WRITE-OFF. Fixed asset write-offs amounted to $0 for the three months ended September 30, 2003 and $4,146,000 for the three months ended September 30, 2002. In July 2002, it became uncertain whether GlobalNet would be able to recover the carrying value of its property and equipment as a result of its parent company's decision to exit the telecommunications business and the current depressed market values for telecommunications assets. As a result, GlobalNet determined that its property and equipment were impaired and recorded a $4,146,000 write-off, which represented 50% of the net book value of those assets as of June 29, 2002.

GOODWILL WRITE-OFF. Good will write-off amounted to $0 for the three months ended September 30, 2003 and $50,300,000 for the three months ended September 30, 2002.

On March 21, 2002, GlobalNet merged with a subsidiary of Titan. In the merger, a wholly owned subsidiary of Titan merged into GlobalNet and all of GlobalNet's outstanding common shares and certain outstanding stock options and warrants were converted into Titan common shares, options and warrants, plus cash in lieu of fractional shares. The merger had an aggregate equity transaction value of approximately $31.0 million. The transaction was accounted for as a purchase. The excess of the purchase price of $31.0 million over the estimated fair market value of the net liabilities acquired of approximately $19.3 million was approximately $50.3 million, which was allocated to goodwill.

On July 11, 2002, Titan made the decision to exit its telecommunications business and to sell GlobalNet. Titan determined that there had been an impairment of the carrying value of GlobalNet's goodwill of approximately $50.3 million in accordance SFAS No. 142. The measurement of this impairment was evident based upon estimates of fair value, as determined by recent offers received by Titan from potential buyers, compared to the carrying value of the asset. In accordance with Staff Accounting Bulletins No. 54 and No. 73, the Company has "pushed down" to its stand-alone consolidated statements the purchase accounting adjustments and the subsequent write-off of goodwill recorded by GlobalNet. As a result, the consolidated financial information for the period after meger is presented on a different cost basis than that for the periods before the merger and, therefore, is not comparable.

BAD DEBT EXPENSE. The Company's bad debt expense amounted to $1,000 for the three months ended September 30, 2003. The Company did not record any bad debt expense for the three months ended September 30, 2002.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by 18%, or $73,000, from $413,000 for the three months ended September 30, 2002 to $486,000 for the three months ended September 30, 2003. The increase in depreciation and amortization expense was due to the addition of the equipment from iDial and to GlobalNet's capital expenditures which amounted to $381,000 for the nine months ended September 30, 2003. These capital expenditures were related to the addition of port capacity in the Company's switches in San Antonio (Texas) and Garden City (New York).

The Company depreciates its fixed assets using the straight-line method of depreciation. In April 2002, after GlobalNet was acquired by Titan, GlobalNet increased the estimated useful life of its network assets from 3 to 5 years.

We also amortized $68,000 in connection with the identified intangible assets acquired from iDial.

INTEREST ON NOTE PAYABLE TO PARENT. Interest on Note Payable to Parent amounted to $146,000 and $202,000 for the three months ended September 30, 2003 and 2002, respectively.

On January 6, 2002, GlobalNet and Titan entered into a secured note purchase agreement that was subsequently amended on August 30, 2002. This note bears interest at 8% per annum. The balance of the note as of September 30, 2003 amounts to $11,300,000. On July 24, 2003, GlobalNet issued a promissory note to Titan in the amount of $3,161,000. This note bears interest at 6% per annum. The promissory notes and the accrued interest payable by GlobalNet to Titan were assigned to iDial in connection with the acquisition of GlobalNet.

INTEREST EXPENSE, NET. Interest expense (net of interest income) is primarily related to the Company's capital leases used to finance the acquisition of network equipment and to iDial's convertible debentures. Interest expense decreased by 10% or $23,000, from $225,000 for the three months ended September 30, 2002 to $202,000 for the three months ended September 30, 2003. The decrease in interest expense was primarily due to the decrease in the outstanding capital leases from $8,968,000 as of September 30, 2002 to $3,276,000 as of September 30, 2003.

This decrease in interest expense from capital leases was partly offset by the inclusion of $32,000 of interest expense for the period from August 26 through September 30, 2003 accrued in connection with iDial's convertible debentures.

NON-CASH FINANCING COST. Non-cash financing cost amounted to $1,786,000 for the three months ended September 30, 2003 and to $0 for the three months ended September 30, 2002.

Non-cash financing cost is primarily comprised of the amortization of debt discount related to the iDial's convertible notes and the amortization of debt issuance costs.

INCOME TAXES. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of September 30, 2003 and for the three months then ended.

NET LOSS. The net loss for the three months ended September 30, 2003 totaled $2,914,000, representing a 95% decrease over a net loss of $55,947,000 for the three months ended September 30, 2002. The decrease in net loss was primarily due to the goodwill write-off of $50,300,000, the restructuring charge of $1,131,000 and the fixed asset write-off of $4,146,000 that GlobalNet recorded in July 2002.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUE. Net revenue increased by 20%, or $13,752,000, from $67,431,000 for the nine months ended September 30, 2002 to $81,183,000 for the nine months ended September 30, 2003. The increase in revenue was due to the 43% increase in minutes of usage in GlobalNet's network from 784.2 million minutes for the nine months ended September 30, 2002 to 1,122.7 million minutes for the three months ended September 30, 2003. The increase in traffic resulted from the addition of new customers to the GlobalNet's network as well as to the increase of the traffic from existing customers.

The increase in minutes was partly offset by a 16% decrease in the weighted average sell rate from $0.086 per minute for the nine months ended September 30, 2002 to $0.072 per minute for the nine months ended September 30, 2003.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost increased by 23% from $61,403,000 for the nine months ended September 30, 2002 to $75,729,000 for the nine months ended September 30, 2003. This increase resulted primarily from a significant increase in traffic (consistent with the increased revenue discussed above), which in turn increased the termination costs and purchased minutes.

As a percentage of net revenue, data communications and telecommunications costs increased by 220 basis points, from 91.1% for the nine months ended September 30, 2002 to 93.3% for the nine months ended September 30, 2003 as a result of the pricing pressure in the Company's routes.

NETWORK OPERATIONS. Network operation expenses decreased by approximately 27%, or $1,079,000, from $4,034,000 for the nine months ended September 30, 2002 to $2,956,000 for the nine months ended September 30, 2003. As a percentage of revenues, network operation expenses decreased from 6.0% for the nine months ended September 30, 2002 to 3.6% for the nine months ended September 30, 2003.

The decrease in network operation expenses was primarily due to the decrease in leased line costs as a result of a better utilization of the Company's network capacity and the renegotiation of certain contracts. Additionally, in July 2002, the Company recorded a restructuring charge of $673,000 in connection with the discontinuance of certain circuits that were not being utilized. This charge represented the future payments for the remaining term of the lease of those circuits.

SELLING AND MARKETING. Selling and marketing expenses decreased by 17%, or $90,000, from $534,000 for the nine months ended September 30, 2002 to $444,000 for the nine months ended September 30, 2003. As a percentage of revenues, selling and marketing expenses decreased from 0.8% for the nine months ended September 30, 2002 to 0.6% for the nine months ended September 30, 2003.

The decrease in selling and marketing expenses was primarily due to the termination of certain high-salaried employees which resulted in a 52% reduction in payroll expense. This decrease in payroll expenses was partly offset by a 25% increase in commission expense as a result of a change in the compensation plan for sales employees towards more variable compensation and the Company's increased reliance on sales agents.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 53%, or $2,034,000, from 3,855,000 for the nine months ended September 30, 2002 to $1,821,000 for the nine months ended September 30, 2003. The decrease in general and administrative expenses was primarily due to Company's efforts to cut non-revenue generating expenses and a significant decrease in professional fees.

Professional fees decreased from approximately $2.5 million for the nine months ended September 30, 2002 to $40,000 for the nine months ended September 30, 2003. The majority of the professional fees for the nine months ended September 30, 2002 are related to investment banking fees, finder's fees, legal fees and accounting expenses incurred in connection with the acquisition of GlobalNet by Titan on March 21, 2002.

In July 2002, GlobalNet terminated 6 employees, reducing its workforce by 21% to 22 employees. In connection with the workforce reduction, GlobalNet recorded a restructuring charge of approximately $279,000, which represents the severance paid to the employees who were terminated. GlobalNet recorded an additional restructuring charge of approximately $162,000 in connection with the closing of its office in Marietta (Georgia) and the underutilization of its corporate offices in Lombard (Illinois).

RESTRUCTURING CHARGES. Restructuring charges amounted to $1,000 for the nine months ended September 30, 2003 and $1,131,000 for the nine months ended September 30, 2002. In July 2002, GlobalNet recorded the restructuring charge in connection with the termination of certain employees, the discontinuance of certain circuits and the closing of its office in Marietta (Georgia) as part of a restructuring plan to reduce operating expenses.

FIXED ASSET WRITE-OFF. Fixed asset write-offs amounted to $0 for the nine months ended September 30, 2003 and $4,146,000 for the nine months ended September 30, 2002. In July 2002, it became uncertain whether GlobalNet would be able to recover the carrying value of its property and equipment as a result of its parent company's decision to exit the telecommunications business and the current depressed market values for telecommunications assets. As a result, GlobalNet determined that its property and equipment were impaired and recorded a $4,146,000 write-off, which represented 50% of the net book value of those assets as of June 29, 2002.

GOODWILL WRITE-OFF. Good will write-off amounted to $0 for the nine months ended September 30, 2003 and $50,300,000 for the nine months ended September 30, 2002.

On March 21, 2002, GlobalNet merged with a subsidiary of Titan. In the merger, a wholly owned subsidiary of Titan merged into GlobalNet and all of GlobalNet's outstanding common shares and certain outstanding stock options and warrants were converted into Titan common shares, options and warrants, plus cash in lieu of fractional shares. The merger had an aggregate equity transaction value of approximately $31.0 million. The transaction was accounted for as a purchase. The excess of the purchase price of $31.0 million over the estimated fair market value of the net liabilities acquired of approximately $19.3 million was approximately $50.3 million, which was allocated to goodwill.

On July 11, 2002, Titan made the decision to exit its telecommunications business and to sell GlobalNet. Titan determined that there had been an impairment of the carrying value of GlobalNet's goodwill of approximately $50.3 million in accordance SFAS No. 142. The measurement of this impairment was evident based upon estimates of fair value, as determined by recent offers received by Titan from potential buyers, compared to the carrying value of the asset. In accordance with Staff Accounting Bulletins No. 54 and No. 73, the Company has "pushed down" to its stand-alone consolidated statements the purchase accounting adjustments and the subsequent write-off of goodwill recorded by GlobalNet. As a result, the consolidated financial information for the period after meger is presented on a different cost basis than that for the periods before the merger and, therefore, is not comparable.

BAD DEBT EXPENSE. Bad debt expense amounted to $1,000 for the nine months ended September 30, 2003 and $726,000 for the nine months ended September 30, 2002. The majority of this bad debt expense was recorded in connection with Global Crossing's Chapter 11 bankruptcy filing in January 2002.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased by 52%, or $1,393,000, from $2,657,000 for the nine months ended September 30, 2002 to $1,264,000 for the nine months ended September 30, 2003. The decrease in depreciation expenses was primarily due to the write-off of 50% of the net book value of GlobalNet's fixed assets in July 2002.

NON-CASH   STOCK   COMPENSATION.   Non-cash  stock   compensation   amounted  to
approximately $0 and $5,318,000 for the nine-month periods ended September 30, 2003 and September 30, 2002, respectively.

The non-cash stock compensation expense resulted primarily from the issuance of restricted stock to certain GlobalNet employees and directors in May and December 2000. The stock was issued to motivate and retain key employees and had a vesting period of three years. On March 21, 2002, all the shares of restricted stock issued to employees and directors vested as a result of the change of control that resulted from the acquisition of GlobalNet by Titan. As a result of the vesting of the restricted common stock, GlobalNet expensed the remaining unamortized deferred stock compensation balance of $4,707,000.

INTEREST EXPENSE, NET. Interest expense decreased by 35% from $769,000 for the nine months ended September 30, 2002 to $502,000 for the nine months ended September 30, 2003. The decrease in interest expense was primarily due to the decrease in the outstanding capital leases from $8,968,000 as of September 30, 2002 to $3,276,000 as of September 30, 2003.

NON-CASH  FINANCING  COST.   Non-cash  financing  cost  increased  by  39%  from
$1,285,000 for the nine months ended September 30, 2002 to $1,786,000 for the nine months ended September 30, 2003.

Non-cash financing cost for the nine months ended September 30, 2003 is primarily comprised of the amortization of debt discount related to the iDial's convertible notes and the amortization of debt issuance costs.

Non-cash financing cost for the nine months ended September 30, 2002 was primarily comprised of the amortization of debt discount related to a convertible note issued to Crescent International. GlobalNet had been amortizing this debt discount over the three-year term of the convertible note since April 10, 2001. In January and February 2002, Crescent International converted the note into common stock in a series of partial conversions. As a result of the full conversion of the note, GlobalNet expensed the remaining unamortized balance of $1,263,818 related to the debt discount.

INCOME TAXES. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of September 30, 2003 and for the nine months then ended.

NET LOSS. The net loss for the nine months ended September 30, 2003 totaled $3,944,000, representing a 94% decrease over a net loss of $69,078,000 for the nine months ended September 30, 2002. The decrease in net loss was primarily due to the goodwill write-off of $50,300,000, the restructuring charge of $1,131,000 and the fixed asset write-off of $4,146,000 recorded in July 2002. Additionally, GlobalNet recorded non-cash stock compensation of $5,318,000 in March 2002 in connection with the vesting of the stock grants to employees as a result of the change of control that resulted from the acquisition of GlobalNet by Titan

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital needs are primarily related to the development and implementation of our network infrastructure, our marketing efforts and our general and administrative functions. As of September 30, 2003, we had $303,000 cash on hand and $3,351,000 of accounts receivable net of a reserve for uncollectible accounts of $2,270,000. As of that date, the Company has significant contractual commitments. The following table sets forth a summary of our contractual obligations:

Year Ending            Capital                     Operating       Other         Preferred
December 31            Leases          MCI Note      Lease         Notes           Stock            Total
-------------------  -------------- -------------- ------------- -------------  --------------- ---------------
2003-3 months           1,002,371        598,773        81,181     2,029,352          175,000       3,886,677
2004-2006               2,273,579      3,681,939        95,795             -        6,300,000      12,351,313
2007-2008                       -              -             -             -        4,200,000       4,200,000
>2009                           -              -             -             -        4,925,000       4,925,000
                     -------------- -------------- ------------- -------------  --------------- ---------------
Total                   3,275,950      4,280,712       176,976     2,029,352       15,600,000      25,362,990
                     ============== ============== ============= =============  =============== ===============

We do not have existing capital resources or credit lines available that are sufficient to fund our operations and contractual obligations as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments of which there is no guarantee that we will be able to obtain such additional funds.

We do not currently have sufficient authorized common stock to issue the number of shares required under the agreements for the business acquisition and the convertible debentures.

Net cash provided by (used in) operating activities was $767,000 and ($7,497,000) for the nine months ended September 30, 2003 and 2002, respectively. This increase in funds from operations was primarily due to the decrease in the cash loss (defined as net loss adjusted for the following non-cash items: depreciation and amortization, fixed asset write-off, goodwill write-off, provision for doubtful accounts, non-cash stock compensation and non-cash financing costs) from $4,647,000 for the nine months ended September 30, 2002 to $941,000 for the nine months ended September 30, 2003 as a result of a 20% increase in revenues and a reduction in operating expenses. The Company generated cash in the amount of $1,708,000 as a result of positive working capital fluctuations during the nine months ended September 30, 2003. The cash used cash in the amount of $2,850,000 as a result of unfavorable working capital fluctuations for the nine months ended September 30, 2002.

Net cash provided by (used in) investing activities was ($2,232,000) and ($1,098,000) for the nine months ended September 30, 2003 and 2002, respectively. These amounts correspond to capital expenditures incurred in connection with the purchase of telecommunications equipment. The Company's cash disbursements in connection with the business combination amounted to $1,850,000 for the nine months ended September 30, 2003 and include a payment to Titan of $1,500,000, transaction expenses of $249,000 and a cash overdraft of $101,000 acquired in connection with the business combination.


Net cash provided by (used in) financing activities was $786,000 and $8,037,000 for the nine months ended September 30, 2003 and 2002, respectively. The net cash provided by financing activities for the nine months ended September 30, 2003 consisted primarily of proceeds from the former parent of $3,500,000 and proceeds from a convertible note (net of expenses) of $1,610,000 net of capital lease payments of $4,324,000 The net cash provided by financing activities for the nine months ended September 30, 2002 consisted primarily of proceeds from parent loan of $10,300,000 and vendor financing of $1,087,000, net of capital lease payments of $3,350,000.

Item 3. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal control over financial reporting in the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           Part II: OTHER INFORMATION


Item 1. Legal Proceedings

Wholesale Telecom Corporation - In October 2001, GlobalNet filed a complaint against Wholesale Telecom Corporation (WTC) in the Circuit Court of the 11th Judicial Circuit for Dade County (Florida) seeking to recover $536,579 (plus interest since October 23, 2000) of past-due unpaid amounts for telecom services provided by GlobalNet. In June 2002, WTC filed a counterclaim alleging violations of the Communications Act and fraud, and seeking punitive damages in excess of $1 million. The counterclaim alleges that GlobalNet has "knowingly issued fraudulent invoices". GlobalNet believes that it has good and meritorious defenses against the counterclaim.

Manuel Dreyfus - On February 25, 2003, Manuel Dreyfus filed a complaint against GlobalNet and its former President. The complaint seeks to recover $40,000 of expenses that the plaintiff claims to have incurred on behalf of Global Telekom Ventures, Inc. (GTV), a company owned by GlobalNet's former President, in 1998 and 1999. GlobalNet has never had an equity interest and/or a commercial relationship with GTV. The plaintiff also alleges that he had an oral one-year employment agreement with GlobalNet and that he was verbally granted 100,000 shares of GlobalNet's common stock. The plaintiff alleges that GlobalNet was in breach of this oral employment agreement when he was terminated in November 2000 and that he is owed 100,000 shares of GlobalNet's common stock. GlobalNet believes that it has good and meritorious defenses against the complaint.

Interwest Transfer Co., Inc. - Interwest Transfer Co., Inc. (Interwest) was the transfer agent of Rich Earth, Inc. (Rich Earth), a publicly traded shell company acquired by GlobalNet in a "reverse merger" transaction in May 2000. Interwest is currently a defendant in the litigation between two former shareholders of Rich Earth over the ownership of a stock certificate. Under the transfer agent agreement between Interwest and Rich Earth, GlobalNet (as the successor company of Rich Earth) is indemnifying Interwest from any potential loss (and legal expenses) that could arise from such litigation. GlobalNet believes that the resolution of this litigation will not have a material adverse effect on the Company.

Star Telecommunications, Inc. - On May 15, 2003, an action was commenced in the United States Bankruptcy Court for the District of Delaware against GlobalNet by the Liquidating Trustee of the Star Creditors' Liquidating Trust (Star Creditors' Liquidating Trust). The complaint alleges that GlobalNet received preferential payments of $754,548 from Star Telecommunications, Inc. (Star) within the 90 days prior to Star's Chapter 11 bankruptcy filing on March 13, 2001 and seeks the refund of these payments. On September 9, 2003, GlobalNet accepted a proposal from Star Creditors' Liquidating Trust to settle this matter for $15,000 in exchange for a mutual release.

Item 2. Change in Securities

On May 20, 2003, Growth Enterprise Fund, S.A. ("GEF") entered into a Stock Purchase Agreement with The Titan Corporation ("Titan") to acquire 100% of the common stock of GlobalNet, Inc. ("GlobalNet"). Subsequently, on August 21, 2003, the Company entered into an Assignment and Assumption Agreement with GEF and Titan, whereby GEF transferred to the Company all its rights and obligations under the Stock Purchase Agreement in exchange for 60% of the Company's outstanding common stock (2,310,841,329 shares as of August 21, 2003; provided, however, in the event that Company does not payoff all of its outstanding secured convertible debentures purchased by an aggregate of five accredited investors purchased pursuant to the Securities Purchase Agreement dated February 2003, May 2003 and August 2003 prior to the expiration of 60 days from the date of this Agreement, then the Company will be required to issue 2,392,221,188 additional shares), 100,000 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock.

The shares of Series A Preferred Stock carry limited voting rights, have a stated value of $106 per share and pay cumulative dividends at the rate of $5.30 per share per annum (5% of the stated value). Commencing on December 31, 2003, the Company is required to redeem $118,910 of the Series A Preferred Stock on the first business day of each month, which such payment shall be for accrued but unpaid dividends, and to the extent of any excess over such accrued but unpaid dividends, redemption of shares of Series A Preferred Stock. At the option of the holder, the Company must redeem additional shares of the Series A Preferred Stock from the Company's Free Cash Balance, as defined in the Series A Preferred Stock Certificate of Designation. In addition, if the Company fails to make dividend payments on the Series A Preferred Stock, the Series A Preferred Stock is convertible into the Company's common stock at the option of the holder.

The shares of Series B Preferred Stock have no limited voting rights, have a stated value of $50 per share and pay cumulative dividends at the rate of $2.50 per share per annum (5% of the stated value). Commencing on December 31, 2003, the Company is required to redeem $56,090 of the Series B Preferred Stock on the first business day of each month, which such payment shall be for accrued but unpaid dividends, and to the extent of any excess over such accrued but unpaid dividends, redemption of shares of Series B Preferred Stock. At the option of the holder, the Company must redeem additional shares of the Series B Preferred Stock from the Company's Free Cash Balance, as defined in the Series B Preferred Stock Certificate of Designation.

In order to fund the costs of the GlobalNet transaction, on August 21, 2003, the Company entered into a Securities Purchase Agreement with unrelated investors, in which the investors provided funding in the amount of $1,750,000. In exchange for such investment, the investors received secured convertible debentures. The debentures issued pursuant to the August 2003 Securities Purchase Agreement bear interest at 12% per year, mature two years from the date of issuance, and are convertible into the Company's common stock, at a rate of $.0016 per share; however, if at any time the market price of the Company's common stock is below $.0016, then the conversion price will be equal to the lesser of (i) $.0016, or
(ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 60%.

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


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to Vote of Security Holders

On August 11, 2003, a majority of stockholders voted by written consent in lieu of a special meeting of stockholders to amend the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock of the Company from 500,000,000 shares to 1,000,000,000 and reverse split its outstanding common stock on a basis of one for 150 shares of common stock, which was not implemented due to various business concerns. The Company's amended Certificate of Incorporation increasing the authorized shares of common stock was filed with the Nevada Secretary of State in October 29, 2003.


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

     31.1 Certification of the Principal Executive Officer of iDial Networks, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer of iDial Networks, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Principal Executive Officer of iDial Networks, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer of iDial Networks, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On September 5, 2003, the Company filed a Form 8-K Current Report disclosing that it had acquired all of the issued and outstanding common stock of GlobalNet, Inc. and the assets of GBLK Communications LLC. This Form 8-K was amended on September 11, 2003 and November 4, 2003.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report, for the Quarter ended September 30, 2003 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

November 12, 2003

                  IDIAL NETWORKS, INC.

                  By    /s/Mark Wood
                        Mark Wood
                        Chairman of the Board