Form 10KSB
period 2003-12-31
GLOBALNET CORP
filed 2004-04-19
CIK 810932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 00-24962

                              GlobalNet Corporation
                         (formerly iDial Networks, Inc.)
                 (Name of small business issuer in its charter)




           Nevada                                      75-2863583
    (Jurisdiction of organization)        (I.R.S. Employer Identification No.)


                         18851 NE 29th Avenue, 7th Floor
                             Aventura, Florida 33180
                    (Address of principal executive offices)

                           Issuer's telephone number:
                                 (786) 541-0200


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.005 per share


         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [ ] No[X]


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer's revenues for the year ending December 31, 2003 were $102,214,126.

         As of April 15, 2004 the number of shares outstanding of the Issuer's Common Stock was 904,110,857.

         As of April 15, 2004 the aggregate number of shares held by non-affiliates was approximately 413,266,403.

         As of April 15, 2004 the aggregate market value of the Issuer's common stock held by non-affiliates was $14,464,324, based on the average bid and asked price of $.035 per share as of April 14, 2004.

                                EXPLANATORY NOTE
                                ----------------

          KPMG, LLP, the former auditor of our wholly-owned subsidiary, GlobalNet, Inc., has not consented to the inclusion of their audit report for GlobalNet, Inc.'s 2002 financial statements in this report. GlobalNet Corporation's independent public accountants are undertaking to complete an audit of GlobalNet, Inc.'s 2002 financial statements, of which the audit is not yet complete. Accordingly, there is no independent public auditor's report covering GlobalNet, Inc.'s fiscal year 2002 financial statements set forth in this annual report. GlobalNet Corporation intends to file an amendment to this annual report to include audited consolidated 2002 financial statements, and will make such other additional or supplemental disclosure as it may deem necessary.

         The Issuer has been advised that the staff of the Securities and Exchange Commission has taken the position that this report is deficient because the 2002 Financial Statements are not accompanied by an auditor's report as required by Rule 210.2-02 of Regulation S-X. Pursuant to the position taken by the staff, the Issuer is deemed not to be current in its periodic reporting obligations as required for reliance on the safe harbor under Rule 144.

         For further information see "IMPORTANT NOTE" immediately preceding the Financial Statements at the end of this report.

                                     PART I

ITEM 1_ DESCRIPTION OF BUSINESS

ITEM 2_ DESCRIPTION OF PROPERTY

ITEM 3_ LEGAL PROCEEDINGS

ITEM 4_ SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II

ITEM 5_ MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS
ITEM 6_ MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7_ FINANCIAL STATEMENTS

ITEM 8_ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A_ CONTROLS AND PROCEDURES

                                    PART III

ITEM 9_ DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT_


ITEM 10_ EXECUTIVE COMPENSATION

ITEM 11_ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12_ CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13_ EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14_ PRINCIPAL ACCOUNTANT FEES AND SERVICES

                           FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB and the documents incorporated by reference contain forward-looking statements based on current expectations, estimates and projections about GlobalNet's industry and management's beliefs and assumptions. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed in the section captioned "Risk Factors," as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause the actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this annual report could have an adverse effect on the business, results of operations and financial position of GlobalNet. Any forward-looking statements in this annual report are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by these forward-looking statements, possibly materially. GlobalNet disclaims any responsibility to update any forward-looking statements, even if new information becomes available or other events occur in the future after the filing of this annual report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business History

GlobalNet Corporation, a Nevada corporation ("GlobalNet" or the "Company"), was formed in December 2003 as the surviving entity from a merger of GlobalNet, Inc. and iDial Networks, Inc. ("iDial"). GlobalNet, Inc. merged with and into iDial and iDial changed its name to GlobalNet Corporation.

iDial's Acquisition of GlobalNet in August 2003

iDial was a provider of telecommunication services to customers around the world. These services included pre-paid telephone calling cards and reduced rate telephone calls using the Internet. iDial was organized in May 1997 as a Nevada limited liability company under the name WoodComm, LLC. In April 1999, WoodComm, LLC was reorganized from a Nevada limited liability company into a Nevada corporation, WoodComm International, Inc. ("WoodComm International"). In December 1999, Desert Springs Acquisition Corporation, a Colorado corporation ("Desert Springs"), and WoodComm International effected a business combination whereby Desert Springs acquired 100% of the issued and outstanding common stock of WoodComm International in exchange for 30,903,000 shares of common stock of Desert Springs. For financial reporting purposes, the business combination was accounted for as an additional capitalization of WoodComm International (a reverse acquisition with WoodComm International as the acquirer). WoodComm International was treated as the surviving entity. In January 2000, WCI merged with and into iDial Networks, Inc.

GlobalNet, Inc. was a provider of global telecommunications, including high quality voice, fax and other value-added applications over an international network. GlobalNet, Inc. was formed on May 30, 2000 as a result of a "reverse merger" transaction, whereby GlobalNet International, Inc. ("GlobalNet International") merged with and into a subsidiary of Rich Earth, Inc. ("Rich Earth"), a non-operating public shell corporation with nominal assets. In early 2002, GlobalNet was acquired by The Titan Corporation, a New York Stock Exchange corporation ("Titan"). After only a few months of ownership, Titan determined to divest itself of GlobalNet and all other telecommunication assets and placed GlobalNet for sale.

On May 20, 2003, Growth Enterprise Fund, S.A. ("GEF"), a Panamanian corporation, and GlobalNet Systems, Inc. ("GNSI"), a wholly-owned subsidiary of GEF and a Florida corporation, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Titan and its wholly-owned subsidiary, GlobalNet, Inc. In the Stock Purchase Agreement, GNSI agreed to acquire 100% of the issued and outstanding common stock of GlobalNet, Inc. from Titan in exchange for the assumption of certain liabilities of Titan, and certain cash payment totaling approximately $1,100,000.

Subsequently, on August 21, 2003, iDial entered into an Assignment and Assumption of Stock Purchase Agreement by and among iDial, GEF, GNSI and Titan (the "Assignment"), whereby GNSI transferred all of its rights and obligations under the Stock Purchase Agreement, including the right to acquire all of the issued and outstanding common stock of GlobalNet, to iDial (the "Acquisition"). Amendments were made to the Stock Purchase Agreement to reflect certain payments to vendors made by GlobalNet after the date of the Stock Purchase Agreement. In connection with the Stock Purchase Agreement and the Assignment, intra-company debt, promissory notes and accrued interest payable in the aggregate amount of approximately $15.6 million payable by GlobalNet, Inc. to Titan were assigned to iDial (the "GlobalNet Notes"). The following transactions were effectuated on August 21, 2003 as part of the closing of the Acquisition:

     o iDial issued a $1,500,000 principal amount promissory note to Titan (the "Titan Note");
     o iDial pledged 100% of the stock of GlobalNet and the GlobalNet Notes to Titan as collateral to secure payment of the Titan Note and certain assumed liabilities
     o    iDial paid $1,500,000 in cash to Titan
     o    GEF paid $500,000 to Titan
     o    iDial issued to GEF a $500,000 principal amount promissory note
     o iDial undertook to issue to GEF 100,000 shares of the its Series A Preferred Stock and 100,000 shares of Series B Preferred Stock
     o iDial undertook to issue to GEF shares of its common stock equal to 60% of the outstanding shares of commons stock (on a fully diluted basis after giving effect to such issuance and certain other issuances), which such issuance was subject to the iDial amending its to increase the number of shares of authorized common stock.

The shares of Series A Preferred Stock, as initially structured, carried limited voting rights, had a stated value of $106 per share and paid cumulative dividends at the rate of $5.30 per share per annum (5% of the stated value). The shares of Series B Preferred Stock, as initially structured, carried no voting rights, had a stated value of $50 per share and paid cumulative dividends at the rate of $2.50 per share per annum (5% of the stated value). The terms of the Series A Preferred Stock were later modified and the Series B Preferred Shares were canceled, as described below.

In order to fund the costs of the Acquisition, on August 21, 2003, iDial entered into a Securities Purchase Agreement with unrelated investors, in which the investors provided funding in the amount of $1,750,000. In exchange for such investment, the investors received convertible debentures bearing interest at 12% per year, mature two years from the date of issuance, and convertible into iDial's common stock, at a rate of $.0016 per share; however, if at any time the market price of iDial's common stock is below $.0016, then the conversion price will be equal to the lesser of (i) $.0016, or (ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 60%.

Further, in connection with the acquisition of GlobalNet, several iDial stockholders were required to restructure their existing debt, including agreeing to convert such debt to shares of common stock at a fixed conversion price of $.0016 per share.

The shares of iDial's common stock and preferred stock issued, or to be issued, in connection with the acquisition of GlobalNet were not registered under the Securities Act of 1933, as amended (the "Securities Act") and were issued in the reliance upon the exemption from registration provided by section 4(2) of the Securities Act, on the basis that the acquisition is a transaction not involving a public offering. All certificates evidencing these securities bear a customary form of investment legend and may not be sold, pledged, hypothecated or otherwise transferred unless first registered under the Securities Act or pursuant to an available exemption from such registration requirements.

Subsequent Changes to the Acquisition Terms

In the months that followed the August 21, 2003 Assignment The Company made several changes to the terms of the Acquisition and finalized the merger of iDial and GlobalNet:

     o In December 2003, we issued 100,000 shares of our Series A Preferred Stock, with the newly amended terms, to GEF. Each share of Series A Preferred Stock is entitled to a cumulative annual dividend of $7.80, which must be paid before we can pay any dividends to our common shareholders. While the Series A Preferred Stock is outstanding, we will pay GEF $175,000 per month, which will pay the accrued dividend; and the excess will redeem Series A Preferred Stock at $156 per share. In lieu of such cash payment, we can deliver to GEF a promissory note, which would contain substantially the same provisions as the Series A Preferred Stock. In the event of liquidation, we must redeem the outstanding Series A Preferred Stock at $156 per share before we may pay our common shareholders.

          We have not paid any dividends on the Series A Preferred Stock since issuance. On March 2, 2004, GEF waived in writing any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock, without penalty, and agreed that unpaid Preferred Stock dividends accrued to such date will be added to the face amount of the Preferred Stock. We also agreed to change the conversion rate of GEF's Series A Preferred Stock to $.0016 per share of common stock. Each share of Series A Preferred Stock is convertible into 97,500 shares of our common stock, subject to certain anti-dilution provisions. Each share of Series A Preferred Stock is entitled to vote along with our common shareholders as if the Series A Preferred Stock had been converted. This means that each share of Series A Preferred Stock is entitled to 97,500 votes.

          GEF subsequently agreed to convert all unpaid Preferred Stock dividends and required principle redemption payments through June 30, 2004, to shares of the Company's common stock at the new $0.0016 conversion rate contemplated in the amendment to the certificate of designation for the Preferred Stock that we anticipate will be filed in April 2004

     o GloblaNet paid $500,000 in principal on the Titan Note per its terms, and the balance of $1,000,000 was due December 17, 2003, but the Company did not pay the balance at that time. Rather, on December 29, 2003, GlobalNet entered into a Settlement Agreement and Release of Claims with Titan, pursuant to which we replaced the original note with the Amended and Restated Convertible Note in the principal amount of $1,250,000. The amended note is without interest.

          Under the terms of the amended note, GlobalNet committed to pay Titan $25,000 per week in reduction of principal, with the balance due in a balloon payment on March 31, 2004. Titan may convert any portion or the entire outstanding principal balance of the amended note into shares of GlobalNet's common stock commencing after a registration statement registering the resale of the common stock issuable upon conversion of the amended note is declared effective by the SEC. The note is convertible at the then-current market value of GlobalNet's common stock. The proceeds from the sale of the shares will reduce the amount of the amended note dollar for dollar. Since the number of shares into which the Titan amended note will be converted depends on the market price of GlobalNet's common stock at various dates in the future, the Company cannot know as of today how many shares of our common stock it will eventually issue on conversion of the amended note.

          Because of the time it took to complete GlobalNet's Information Statement related to the increase of the number of the Company's authorized common stock, GlobalNet was unable to register the appropriate shares in the timeframe originally contemplated. Neither did GlobalNet pay Titan the balance due - approximately $875,000 - under the amended note on March 31, 2004 as required by the terms of the amended note. Therefore, the Company is currently in default under the amended note. GlobalNet completed the Information Statement in late March 2004 and the increase in the Company's authorized common stock will be effective on or about April 21, 2004. GlobalNet is negotiating with Titan to cure the default and to extend the maturity date of the amended note but there are no assurances that this will be accomplished.

Our principal executive offices are located at 18851 NE 29th Avenue, 7th Floor, Aventura, Florida 33180 and our telephone number is (786) 541-0200. As used in this annual report, the terms "we," "us", "our", "GlobalNet" and the "Company" refer to GlobalNet Corporation and its subsidiaries.

Business Overview

GlobalNet provides international voice, data, fax and Internet services on a wholesale basis over a private Internet Protocol ("IP") network to international carriers and other communication service providers in the United States and internationally. GlobalNet's state-of-the-art IP network, utilizing the convergence of voice and data networking, offers customers economical pricing, global reach and an intelligent platform that guarantees fast delivery of value-added services and applications. GlobalNet `s principal focus is providing service from the U.S. to Latin America, with 75% of its traffic terminating in Mexico. However, it has established relationships with affiliates worldwide, giving it the ability to carry traffic to more than 240 countries.

GlobalNet is one of the top 10 U.S. service providers of outbound traffic to Latin America and counts among its customers more than 30 Tier 1 and Tier 2 carriers as well as a host of other well known global service providers and major international telecommunications provider organizations. Management has been successful in establishing and maintaining relationships with these customers as a result of its ability to provide consistent, cost effective and high quality service in the capacity constrained telecommunications corridors linking Latin America and the United States. This has been accomplished through the development of partnerships with several Mexican telecommunications companies, including Protel, Marcatel, Bestel and Alestra.

During the fourth quarter of 2003 we introduced new retail prepaid services. The new services consist of retail calling cards targeted primarily at the domestic U.S. market and prepaid mobile satellite services targeted at specific international opportunities where we obtained licenses to operate. Our entry into the retail prepaid service business is based on our strategy to leverage our existing international IP network with additional enhanced services that have the potential to deliver higher margins than our wholesale international telecommunications services. In addition, the retail prepaid services business typically has a faster cash collection cycle than wholesale international telecommunications services. While revenues for these services were not material in 2003, we expect that our retail prepaid services will, in the future, become a significant portion of our revenues.

International Telecommunications Services Industry Background

International Telecom Services Market

The international telecommunications industry is undergoing a period of fundamental change that is expected to continue to result in significant growth in international telecommunications traffic and revenues. Numerous factors are driving the growth in demand for international telecommunications products and services. Those factors include:

     o    The globalization of the world's economies;

     o The worldwide trend toward deregulation of the telecommunications sector;

     o Declining prices and a wider selection of products and services driven by greater competition resulting from deregulation;

     o Increased telephone accessibility resulting from technological advances and greater investment in telecommunications infrastructure, including deployment of wireless networks;

     o    Increased international business and leisure travel; and

     o    Growth of packetized transmission of voice and data information.

By eroding the traditional monopolies held by major international telecommunications providers, deregulation is affording U.S.-based providers the opportunity to negotiate more favorable agreements with both the traditional administrations and emerging foreign providers. In addition, deregulation in certain foreign countries is enabling U.S.-based providers to establish local switching and transmission facilities to terminate their own traffic and carry international long distance traffic originating in those countries. Deregulation, privatization, the expansion of the resale market and other trends influencing the international telecommunications market are resulting in decreased termination costs, a proliferation of routing options and increased competition. Advances in technology have created multiple ways for carriers to provide customer access to their networks and services.

Overall, these changes have resulted in a trend towards bypassing traditional international long distance operating agreements as international long distance companies seek to operate more efficiently. In markets that have not deregulated or are in the process of implementing deregulation, international long distance carriers have used advances in technology to develop innovative alternative methods to meet customer demand.

Recent legislation and World Trade Organization membership among numerous countries are expected to lead to increased liberalization of the majority of the world's telecommunication markets. Specifically, the World Trade Organization has created a framework under which 69 countries committed to liberalize their telecommunications laws to permit increased competition and, in most cases, foreign ownership in their telecommunications markets, beginning in 1998.

Latin American Telecom Services Market

The vast majority of Latin America has yet to develop adequate communications infrastructure, making Latin America an attractive and growing market for telecommunications service providers. Currently, countries such as Mexico and Brazil bear exceptionally low telephone densities for countries with progressively rising standards of living, at 14% and 19%, respectively. Mexico, GlobalNet's primary market, has seen line penetration increase 9% annually from 1996 to 2002. According to the Telecommunications Industry Association, the Latin American telecommunications market (excluding Mexico) is projected to grow from $62.0 billion in 2000 to $128.1 billion in 2004, representing a compounded annual growth rate of 19.9%.

GlobalNet believes that Latin American traffic, including traffic between the United States and Latin America, will continue to grow faster than the overall international telecommunications market as a result of:

     o    Underlying economic growth within Latin America;
     o Growth of regional trade as a result of free trade initiatives such as NAFTA, Mercosur and the Andean Pact;
     o Deregulation and privatization of telecommunications carriers in the region;
     o    Projected regional increases in telephone density; and
     o    Increasing demand for bandwidth-intensive applications.

As a rule, Latin American countries have historically suffered from extremely low telephone density, and the markets have been subject to characteristically inefficient, poor-quality service, as well as the unavailability of new and innovative systems and services. In addition, the Latin American markets in which GlobalNet offers services, or in which GlobalNet seeks to compete, are generally characterized by a lack of fiber optic cable capacity. Existing satellite-based capacity offers limited capability to meet the increasing demand for bandwidth-intensive applications in GlobalNet's targeted countries. GlobalNet believes that there is a growing demand for high-quality telecommunications services and applications such as data and Voice Over Internet Protocol ("VoIP") throughout Latin America.

Mexican Telecommunications Market

Mexico's communications services market, estimated at $13.7 billion in 2000, is among the largest in Latin America, ranking second only to Brazil. According to Pyramid Research, Mexico's communications services revenues are projected to grow at a compounded annual growth rate of 12.4% to $30.1 billion by year-end 2005. Pyramid estimates that 88% of international long distance cross-border traffic calls originating in Mexico terminate in the U.S. Total international long distance outbound traffic is estimated to increase from 1.68 billion minutes in 2000 to 2.82 billion minutes in 2004.

The VoIP Services Market

According to TeleGeography, international long distance traffic is expected to grow from 132.7 billion minutes in 2000 to 248.7 billion minutes in 2004, a compound annual growth rate of 17%. The continuing rise of international voice traffic has been propelled by two broader trends: liberalization of international markets and growth of mobile telephony. International VoIP traffic, in particular, is growing very rapidly. Approximately 6% of international voice call volume travels over the Internet instead of traditional telephone networks. VoIP traffic tripled in 2000, increasing from 1.6 billion minutes in 1999 to 5.3 billion minutes in 2000, and is estimated to have reached
9.6 billion minutes in 2001. Approximately 32% of international VoIP traffic in 2000 was bound for Latin America and the biggest route for international VoIP traffic is the U.S. to Mexico, accounting for approximately 12% of international VoIP traffic.

Our Products and Services

The GlobalNet network is comprised of high performance telephony applications running on a carrier class network. This powerful combination produces unique products and services that enable customers to communicate effectively and efficiently with high reliability and performance. Our services give customers the flexibility and convenience of communicating anywhere in the world. These benefits are available to our customers through the development of a proprietary solution for multiple carrier interconnectivity, with the successful testing of VoIP gateways and their interoperability across different VoIP vendors. The impact of this interoperability will allow GlobalNet to extend its worldwide reach into new countries and open the door for opportunities with affiliates that use a variety of VoIP gateway switches.

International Wholesale Termination. GlobalNet provides international wholesale voice and fax termination to Mexico, Central and South America. GlobalNet operates two Lucent Excel IP gateway switches. The New York switch serves as a gateway for refile and carrier exchange traffic. The San Antonio switch serves as the gateway to Latin America. GlobalNet's competitive advantage to these destinations is the result of unique, bilateral relationships, which it has cultivated with emerging carriers and major international telecommunications providers in the respective countries. GlobalNet competes in other worldwide destinations through aggressively managed carrier traffic exchange agreements. High volume, active network management and aggressive acquisition and sale of international routes have all been key elements to the success of the international wholesale carrier program. By offering additional high quality VoIP routes to Latin America, GlobalNet will continue to grow the wholesale carrier program by executing new interconnection agreements with domestic U.S. and international carriers.

Bi-Directional Switched Voice and Fax. GlobalNet provides international voice and data services over a private IP network to international carriers and service providers throughout Mexico and Central and South America. GlobalNet is able to offer international carriers the ability to route international voice and fax calls over its IP backbone to the United States and worldwide at reduced costs while providing reliable, high quality service via new technology. Many carrier customers have become strategic partners of GlobalNet, allowing GlobalNet to gain access to its partners' networks, which cut its costs for international traffic termination.

Consumer VoIP Retail Products. GlobalNet is currently rolling out its consumer VoIP product to the Latin American marketplace. The company announced on February 5, 2004 "it has achieved extremely gratifying results in the test launch of its new SIP [Session Initiation Protocol] based VoIP service in Latin America". GlobalNet has an exclusive agreement to provide private-labeled VoIP services to a major multimedia cable operator with a high speed cable network reaching 1.7 million homes, including more than 118,000 broadband subscribers. GlobalNet was selected to provide advanced telecommunications services over this network, inclusive of local USA numbers, SIP telephones and voicemail. Our "Private-Label Solution," powered by GlobalNet's "Carrier Class Next Generation SIP Network," reached 1,426 subscribers by the end of initial month of test service.

Through alliances and partnerships with ISPs (Internet Service Providers) and cable providers, GlobalNet is leading the way with new telephony services accessed through a broadband Internet connection. GlobalNet's core product is a complete turnkey solution for ISPs and cable companies which includes private-labeling GlobalNet's Broadband Communications Solution. ISPs and cable companies can enhance their current line of products and services without any investment or build outs of costly infrastructure. By utilizing GlobalNet's comprehensive turnkey solution, companies can expand offerings and strengthen brand building, while creating additional revenue. Through GlobalNet's Broadband Communication solution, companies will be able to attract, own and maintain important customer relationships while GlobalNet provides the network experience, high quality service and network support.

Utilizing GlobalNet's private IP network and proprietary platform, customers can make high-quality, low cost telephone calls over GlobalNet's VoIP network to any telephone in the world. GlobalNet's broadband phone service provides inbound and outbound calling capabilities via an internet connection so customers can place and receive local, long distance and international calls while talking through a traditional telephone set. GlobalNet's crystal clear voice services are accessed via any type of Broadband or dialup Internet connection.

Global Mobile Satellite Service. GlobalNet continues to develop technologies by which countries with limited Telecommunications resources can have access to affordable Telecommunications services. The company announced three initial projects with Iraq, Libya and Cuba. Both Libya and Cuba are still being evaluated by the DoD (Department of Defense) and will begin when approval from the DoD is received by the Company. The Iraqi project is already underway with initial distribution of Satellite Phones and SIMs (Subscriber Identity Modules) cards being sent out within days of this report. The announcement of the successful testing and launch of the Iraqi project stated that the "Pre-Paid Mobile Satellite System serves Turkey, and areas to the south and east, including the eastern Mediterranean, Egypt, Lebanon and Iraq. This technology, when combined with GlobalNet's VoIP network, enables subscribers to feel the advantage of having access to some of the lowest costs for termination in and out of countries worldwide. Initially, GlobalNet intends to focus its efforts on Iraq in an attempt to service as many of the estimated 16 million residents and Coalition servicemen that do not have access to a stable communication network. This project will serve as a template to carry all the voice traffic from the countries currently in negotiations or awaiting approval from either the DoD or State Department."

As the global economy expands, the demands for reliable forms of worldwide communication alternatives is ever increasing. Demand coupled with the leaps in technology has positioned GlobalNet to be the leading provider of mobile satellite services in remote regions of the world at affordable rates. GlobalNet merges satellite communication with mobile/cellular technology to provide reliable, high quality voice, data, messaging and voicemail services for customers that live, work and play outside the range of traditional cellular services.

Pre-paid calling cards. GlobalNet has a long history of good relationships with pre-paid calling card companies as well as distribution of its own popular Mexico Prepaid Cards. The exclusive agreement grants GlobalNet a 1-year contract and can be renewed for additional years if the project is successful. Beta tests were performed over the past months and all signs point towards a successful launch and overall project success.

Business and Growth Strategy

Expand Network Facilities. GlobalNet intends to continue expanding its U.S. and Latin American network by acquiring and building additional switching facilities for providing voice, video, data and Internet services. GlobalNet also intends to deploy local and long distance facilities where appropriate and the investment is justified. GlobalNet's objectives in making these investments are to: (i) provide "on-net" capacity to allow growth in its voice services business; (ii) increase profitability for switched services by reducing the amount of traffic terminated by other long distance carriers pursuant to resale arrangements; and (iii) use the expanded network as a platform to support advanced, bandwidth intensive data and Internet applications.

Expand Sales to Existing Customers. GlobalNet plans to expand sales to its existing customer base through more targeted and aggressive marketing of its services, by leveraging the efficiencies generated from growing network traffic to provide more competitive pricing on existing routes and by expanding its network to additional destinations to obtain greater volume of traffic from existing customers.

Expand GlobalNet Network to Other Latin American Countries. GlobalNet plans to expand its network to additional Latin American territories, including Brazil, Argentina, Chile, Colombia, Peru, Uruguay, Guatemala, El Salvador and Puerto Rico and is currently in discussions with a number of in-country carriers to establish interconnection agreements and expand its presence into these markets. GlobalNet believes that by building more routes to support "on-net" traffic, it will be able to acquire a greater portion of the traffic to these Latin American destinations while providing more competitive pricing and increasing margins for these routes.

Network Description

The GlobalNet network is a combination of (i) IP-based VPNs (Virtual Private Networks) with service level agreements to assure the highest levels of performance, (ii) the public Internet that expands geographic coverage beyond the reach of private networks and (iii) fixed cost point-to-point fiber optic facilities for domestic and international private line transport. GlobalNet is expanding its international connection points with the establishment of additional contracts with international carriers. GlobalNet has also internally developed a VoIP interoperabitity gateway that enables communications between VoIP networks without causing deterioration in call quality. The deployment of these IP gateway devices are facilitating quicker customer connections on a global basis.

GlobalNet currently manages its own telecommunications network and utilizes the transmission capacity of several carriers. GlobalNet is increasing the percentage of traffic it carries on its network or "on-net," enabling it to increase margins and profitability while ensuring quality. In addition, GlobalNet's use of multiple carriers increases cost efficiencies by establishing additional routing capability and enables GlobalNet to obtain sufficient capacity to support rapid growth. GlobalNet's IP network currently serves more than 19 countries with over 250 points of presence.

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

In February 2004, the Company entered negotiations with MCI, the Company's largest vendor, to settle past due balances due them. On March 11, 2004 the Company entered into a temporary agreement that required a $1,000,000 payment per week through March 26, 2004 for current traffic and required the Company to provide MCI with a new payment proposal by March 29, 2004 to settle the past due balances due MCI. The Company provided MCI with a new payment proposal by such date, but MCI has yet to respond to it. While MCI is considering the Company's proposal, the Company and MCI have extended through May 2004 the temporary arrangement that requires a $1,000,000 payment per week for current traffic. There are no assurances that an agreement can be reached with MCI and any service disruption or termination could cause serious harm to the Company, its revenues and ability to continue operations. However, because of the uncertainty with MCI, the Company is simultaneously working to add redundant capacities to terminate service to in the case of a disruption or termination.

GlobalNet's present network uses the Internet, fixed cost point-to-point fiber optic facilities and other international private line capacity for physical transport. GlobalNet is expanding its network by installing additional IP transmission and switching equipment in its targeted U.S. and Latin American markets to provide more cost efficiencies and savings by routing an increasing portion of traffic "on-net."

GlobalNet owns and operates two Lucent Excel Exchange Plus IP gateway switches with a total capability of 28,800 Dynamic Server Object (DSO) ports. The New York switch serves as a gateway for refile and carrier exchange traffic and the San Antonio switch serves as the gateway to Central and South America and can provide prepaid calling card services. Lucent's MaxTNT and Cisco 5350 VoIP gateways are also used between the GlobalNet switches and international destinations in the network, providing GlobalNet with a scaleable solution that allows the transport of voice, data and Internet traffic as well as QoS (Quality of Service) assurances. The GlobalNet network also includes backbone connections and routing and gateway equipment in Miami, FL, McAllen, TX, and Reynosa, Monterey and Mexico City, Mexico.

Customers

A significant portion of GlobalNet's revenues are concentrated among a few large customers. For the years ended December 31, 2003 and December 31, 2002, GlobalNet's largest customer represented 48% and 62% of total revenue, while the next three largest customers represented 33% and 19% of total revenue, respectively. Further, for the six month period ended June 28, 2003, the largest four customers represented 80% of the total revenue, while the largest customer represented 50% of the total revenue. The loss of any of the foregoing customers would have a significant adverse impact on GlobalNet.

Network Management and Information Systems

GlobalNet's network management and information systems enable it to:

     o Economically and efficiently route traffic over the GlobalNet network and the networks of other carriers;

     o Offer reliable services with high call completion rates and voice quality; and

     o    Manage an advanced voice and data multi-service IP platform.

These systems, particularly their ability to provide flexible, high quality service to international destinations, provide GlobalNet with a competitive advantage relative to many other providers of telecommunications services. GlobalNet monitors its network and initiates changes to the overall switch network and traffic routing where appropriate using SS7 and ISDN signaling to optimize routing and minimize costs. Because a substantial portion of the traffic carried terminates internationally and completions vary by carrier, GlobalNet monitors the completion efficiencies of its suppliers.

GlobalNet's proprietary systems management software, known as INTE-GRATE, seamlessly integrates data access for sales, operations and traffic analysis functions and significantly enhances customer service. The INTE-GRATE system features a central data source that eliminates duplicate entry of information and provides GlobalNet personnel with readily accessible, real-time data to meet customer needs. Additionally, INTE-GRATE tracks rapidly changing vendor costs to determine the most cost-effective routing, and loads the new information into the network with minimal manual intervention. The system permits GlobalNet to make substantial routing changes in order to take advantage of pricing changes.

GlobalNet has also deployed an advanced suite of applications to monitor faults and availability of services throughout its VoIP network. These network applications provide real-time, proactive monitoring of faults throughout the GlobalNet infrastructure, allowing network engineers and operations personnel to address potential problems before they cause disruptions in service. In addition, the system provides GlobalNet with the capability of generating detailed network performance analysis reports that assist in determining which services and customers could potentially be affected by problems on the network.

Sales and Marketing

Sales Strategy. Our sales efforts target leading telecommunications carriers globally. Our sales force is composed of experienced personnel with well-established relationships in the telecommunications industry, based in key markets worldwide and typically responsible for business development in a small number of countries regionally. Our sales process often involves a test by our potential customers of our services in which they route traffic over our network to a particular country. Our experience to date has been that once a carrier has begun to use our network for a single country and finds our quality to be acceptable, the sales process for increasing the volume of traffic they send to us and growing the number of destinations for which they use our network becomes incrementally easier.

We also seek to establish and grow relationships with service providers that can terminate the local leg of international calls. We believe that our ability to deliver a high volume of minutes makes us an attractive potential partner for local service providers.

As deregulation and competition push all local service providers to both originate and terminate as much traffic as possible on their local networks, GlobalNet will increasingly enjoy "reciprocal" relationships with the providers with which we do business, further improving sales productivity.

We have offices providing sales coverage in Europe and North America.

Marketing Strategy. We seek to attract termination partners as well as customers and consequently address our marketing efforts to both. Most retail origination is controlled by the largest (Tier 1) retail carriers. We believe that we have largely achieved our primary marketing objectives of awareness and acceptance among much of this customer segment, as evidenced by our penetration of these carriers, particularly in Mexico and Latin America. We will continue to reinforce our brand presence with this segment in 2004 to help increase our share of their international traffic. Also, we will concentrate on state-owned carriers, known as PTTs, in developing economies generally whom we view as natural customers. While we increasingly expect our customers to also be our termination partners, local circumstances in many countries still are such that we look to partner with ISPs, new Competitive Local Exchange Carriers (CLECs) and specialist termination providers. Unlike marketing to the well-known Tier 1 carriers, we actively identify and attract smaller termination partners in many countries, many of which are start-ups formed specifically to terminate international traffic. Our marketing plan includes public relations activity, outreach with industry analysts and the trade press, participation in industry trade shows and conferences, targeted mailings and a comprehensive Website. We expect our Web-based marketing efforts to continue to increase in prominence in attracting and qualifying leads.

Our sales and marketing strategy for our retail prepaid service business is to create relationships with established distributors in major urban markets in the U.S. and in our targeted international countries. Although we have initially concentrated our efforts on the U.S. market, we may introduce our retail prepaid calling card business in international markets in the future.

Strategic Technology Relationships

Strategic technology relationships are important because they give us early access to new technologies, a voice in vendors' development direction and because strategic partners engage with us in support of our sales and marketing programs.

Competition

We compete in two markets: wholesale international long distance telephone services and retail prepaid services. As described more completely in the section captioned "Risk Factors," the market for international long distance voice and fax call completion services is highly competitive. In the international long distance telephone business, we compete with other wholesale telecommunications carriers worldwide. Many of these carriers have more resources, longer operating histories and more established positions in the telecommunications marketplace, and, in some cases, have begun to develop Internet telephony capabilities. We also compete with smaller companies, including those that may be specialists in just one or two routes. We also compete against our customers' ability to carry traffic themselves, whereby either retail carriers develop their own international networks or interconnect with one another and exchange international traffic by "meeting" in a major telecoms hub, such as London. At present, we do not compete with cable operators, or local exchange carriers, such as the U.S. "Baby Bells." Also, at present, we do not compete with emerging retail VoIP carriers as most have not developed international networks. We compete principally on quality of service and price.

In the retail prepaid services business, we compete with major telecommunications carriers, and many smaller telecommunications providers. As we have just recently introduced this service, many of our competitors have a longer operating history and a more established market presence in the retail prepaid calling card business than us. Also, many of these competitors have greater resources than us. The U.S. market for retail prepaid calling card services is currently estimated at over $4 billion per year.

Although the market for wholesale international traffic and retail prepaid services is highly competitive and will almost certainly remain so, we believe that ability to manage traffic across the (low-cost) Internet, while maintaining required quality, represents a competitive advantage that will allow us to continue expanding both volumes and margins.

Government Regulation

As more fully described in the "Risk Factors" our business is subject to U.S. and foreign laws, which may include those relating to telecommunications.

We are not licensed to offer traditional telecommunications services in any U.S. state and we have filed a 214 tariff with the Federal Communications Commission. Nonetheless, aspects of our operations may currently be, or become, subject to state or federal regulations governing licensing, universal service funding, advertising, disclosure of confidential communications or other information, excise taxes, transactions restricted by U.S. embargo and other reporting or compliance requirements.

While the FCC to date has maintained an informal policy that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea, both before the FCC and at various state government agencies. As a result, the FCC has held hearings and announced a Notice of Proposed Rulemaking. An adverse ruling could subject us to licensing requirements and additional fees and subsidies increasing the costs of providing our services.

Intellectual Property

We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We have been granted certain licenses for use in the ordinary course of business.

Employees

As of December 31, 2003, we employed 30 people. Our employees are not represented by a labor union and we consider our relations with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

We maintain our administrative offices at 18851 NE 29th Avenue, Aventura, Florida 33180. The facility is approximately 1,200 square feet. The rent is approximately $12,000 per month. The lease is currently a month to month arrangement. We also maintain a facility at 1919 South Highland Ave, Suite 125D, Lombard, Illinois 60148. The office site is approximately 3,000 square feet where the rental is approximately $3,200 per month. The lease expires in April

2005. In addition, we maintain a facility at 2204 Timberloch Place Suite 140, The Woodlands, Texas 77380. The office site is approximately 3,000 square feet where the rental is approximately $3,800 per month. The lease expires in April 2006. We also maintain a facility in New Dehli, India. The rent is approximately $1,500 per month and is used as a customer service and R&D staff facility. We believe that our space is adequate for our current needs. As we expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. We also believe our property is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is from time to time subject to litigation incidental to its business. The Company believes that the results of the following asserted and potential litigation and other potential legal proceedings will not have a material adverse effect on its business, financial condition, results of operations, or liquidity of the Company.

The XEX Consulting Company, Inc. - In November 2001, an action was filed against GlobalNet and others by XEX Consulting Company, Inc. ("XEX"). The Complaint alleged, among other things, that the defendants engaged in a fraudulent scheme of manipulating the market for GlobalNet common stock and failed to disclose certain matters. The plaintiff seeks compensatory damages in the amount of $3 million together with punitive damages. On June 25, 2003, GlobalNet and XEX reached a settlement agreement, whereby XEX agreed to voluntarily dismiss its complaint against GlobalNet without prejudice in exchange for no monetary consideration.

Wholesale Telecom Corporation - In October 2001, GlobalNet filed a complaint against Wholesale Telecom Corporation ("WTC") in the Circuit Court of the 11th Judicial Circuit for Dade County (Florida) seeking to recover $536,579 (plus interest since October 23, 2000) of past-due unpaid amounts for telecom services provided by GlobalNet. In June 2002, WTC filed a counterclaim alleging violations of the Communications Act and fraud, and seeking punitive damages in excess of $1 million. The counterclaim alleges that GlobalNet has "knowingly issued fraudulent invoices". GlobalNet believes that it has good and meritorious defenses against the counterclaim.

Manuel Dreyfus - On February 25, 2003, Manuel Dreyfus filed a complaint against GlobalNet and its former President. The complaint seeks to recover $40,000 of expenses that the plaintiff claims to have incurred on behalf of Global Telekom Ventures, Inc. ("GTV"), a company owned by GlobalNet's former President, in 1998 and 1999. GlobalNet has never had an equity interest and/or a commercial relationship with GTV. The plaintiff also alleges that he had an oral one-year employment agreement with GlobalNet and that he was verbally granted 100,000 shares of GlobalNet's common stock. The plaintiff alleges that GlobalNet was in breach of this oral employment agreement when he was terminated in November 2000 and that he is owed 100,000 shares of GlobalNet's common stock. GlobalNet believes that it has good and meritorious defenses against the complaint.

Interwest Transfer Co., Inc. - Interwest Transfer Co., Inc. ("Interwest") was the transfer agent of Rich Earth, a publicly traded shell company acquired by GlobalNet in a "reverse merger" transaction in May 2000. Interwest is currently a defendant in the litigation between two former shareholders of Rich Earth over the ownership of a stock certificate. The litigation was commenced on August 2000. Under the transfer agent agreement between Interwest and Rich Earth, GlobalNet (as the successor company of Rich Earth) is indemnifying Interwest from any potential loss (and legal expenses) that could arise from such litigation. The Company believes that the resolution of this litigation will not have a material adverse effect on it.

Star Telecommunications, Inc. - On May 15, 2003, an action was commenced in the

United States Bankruptcy Court for the District of Delaware against GlobalNet by the Liquidating Trustee of the Star Creditors' Liquidating Trust (Star Creditors' Liquidating Trust). The complaint alleges that GlobalNet received preferential payments of $754,548 from Star Telecommunications, Inc. ("Star") within the 90 days prior to Star's Chapter 11 bankruptcy filing on March 13, 2001 and seeks the refund of these payments. On September 9, 2003, GlobalNet accepted a proposal from Star Creditors' Liquidating Trust to settle this matter for $15,000 in exchange for a mutual release.

Advanced Tel, Inc. - In January 2003, Advanced Tel, Inc. filed a complaint against GlobalNet Corporation, f/k/a iDial Networks, Inc., and its wholly owned subsidiary IDNW, Inc. in the Superior Court of California, County of Orange. The complaint seeks to recover $125,656 of past due unpaid telecom charges provided to IDNW, Inc. On March 18, 2004, GlobalNet and Advanced Tel reached a settlement agreement, whereby Advanced Tel agreed to dismiss its complaint against GlobalNet with prejudice in exchange for a $45,000 payment by GlobalNet.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 31, 2003, holders of a majority of the voting capital stock of GlobalNet acted by written consent in lieu of a special meeting of shareholders to adopt amendments to our articles of incorporation to increase the number of shares of common stock which we are authorized to issue from one billion shares to 20 billion shares.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

Market Information

Our common stock is currently traded on the Over-The-Counter Bulletin Board (the "OTCBB") under the symbol "GLBT." The following table sets forth the high and low sales prices of our common stock for the fiscal periods indicated as reported in the over-the-counter market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.



                                         Fiscal 2003             Fiscal 2002
                                         -----------             -----------

COMMON STOCK                           High       Low           High      Low
------------                           ----       ---           ----      ---

1st Quarter......................      .04        .01           .04       .02

2nd Quarter......................      .02        .004          .05       .01

3rd Quarter......................      .05        .0024         .05       .01

4th Quarter......................      .24        .02           .08       .02


The per share closing sales price of our common stock as reported by the OTCBB on April 14, 2004, was $.035. As of April 15, 2004, we had approximately 8,000 beneficial shareholders and 700 shareholders of record.

Description of Our Capital Stock

Common Stock

Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. Holders of our common stock do not have cumulative voting rights. Accordingly, holders of a majority of the shares of our common stock entitled to vote in any election of directors may elect all of the directors standing for election. Subject to preferences that may be applicable to any shares of preferred stock outstanding at the time, holders of our common stock are entitled to receive dividends ratably, if any, as may be declared from time to time by our board of directors out of legally available funds.

Upon our liquidation, dissolution or winding up, the holders of our common stock are entitled to receive ratably, net assets available after the payment of

     o all secured liabilities, including any then outstanding secured debt securities which we may have issued as of such time,

     o all unsecured liabilities, including any then outstanding unsecured debt securities which we may have issued as of such time, and

     o    all liquidation preferences on any then outstanding preferred stock.

Holders of our common stock have no preemptive, subscription, redemption or conversion rights, and there are no redemption or sinking fund provisions applicable to our common stock. The outstanding shares of our common stock are duly authorized, validly issued, fully paid and nonassessable. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which we may designate and issue in the future.

We currently have 1 billion shares of common stock authorized. Effective April 21, 2004, our authorized common stock will be increased from one billion shares to 20 billion shares.

Preferred Stock

Our board of directors is authorized, without further shareholder approval, to designate and issue up to 30,000,000 shares of preferred stock in one or more series. Our board may fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These shares may have rights senior to our common stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of us. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of our common stock.

In December 2003, we issued 100,000 shares of our Series A Preferred Stock to our majority shareholder, Growth Enterprise Fund S.A. ("GEF"). Each share of Series A Preferred Stock is entitled to a cumulative annual dividend of $7.80, which must be paid before we can pay any dividends to our common shareholders. While the Series A Preferred Stock is outstanding, we will pay GEF $175,000 per month, which will pay the accrued dividend; and the excess will redeem Series A Preferred Stock at $156 per share. In lieu of such cash payment, we can deliver to GEF a promissory note, which would contain substantially the same provisions as the Series A Preferred Stock. In the event of liquidation, we must redeem the outstanding Series A Preferred Stock at $156 per share before we may pay our common shareholders.

Each share of Series A Preferred Stock is convertible into 97,500 shares of our common stock, subject to certain anti-dilution provisions. Each share of Series A Preferred Stock is entitled to vote along with our common shareholders as if the Series A Preferred Stock had been converted. This means that each share of Series A Preferred Stock is entitled to 97,500 votes.

We have not paid any dividends on the Series A Preferred Stock since issuance. On March 2, 2004, GEF waived in writing any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock, without penalty, and agreed that unpaid Preferred Stock dividends accrued to such date will be added to the face amount of the Preferred Stock. GEF subsequently agreed to convert all unpaid Preferred Stock dividends through June 30, 2004, to shares of the Company's common stock at the $0.0016 conversion rate specified in the certificate of designation for the Preferred Stock.

Existing Obligations to Issue Common Stock

We are obligated under various existing agreements to issue additional shares of our common stock. The number of shares that we are currently obligated to issue exceeds the number of shares of common stock that we are authorized to issue. Under Nevada law, this is not permissible. Where a Nevada corporation has previously issued shares to its authorized limit, it cannot issue additional shares. An agreement to issue shares when there is no power to issue them is not permissible under Nevada law. Nevada law calls this an "overissue." An overissue, however, does not occur if appropriate action has cured the overissue. A corporation can remedy an overissue by amending its articles of incorporation to increase the authorized shares which would have the effect of curing the impermissible action. The Company expects to file an amendment to increase our authorized common stock from one billion shares to 20 billion shares on or about April 21, 2004. By increasing our authorized common stock, we will cure our overissue.

As of April 15, 2004, we had 904,110,857 shares of our common stock outstanding. After issuance of all shares of common stock that we are obligated to issue, and if all of our outstanding options and warrants are exercised and convertible notes and preferred stock are converted (based on certain assumptions as described below), we will have approximately 17.6 billion shares outstanding.

After the increase in our authorized common stock, our board will have the ability, without further shareholder approval, to issue up to approximately 2.4 billion additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional common stock will reduce the proportionate ownership and voting power of our then existing shareholders.

The table below summarizes our outstanding common stock, obligations to issue common stock, warrants and convertible debt and preferred stock as of April 15, 2004 (in millions).

                                                                                       NUMBER OF
                                                                                       SHARES
                                                                       NUMBER OF       UNDERLYING
                                                                       SHARES OF       WARRANTS AND
COMMON STOCK, WARRANTS AND                                             COMMON          CONVERTIBLE
CONVERTIBLE SECURITIES                                                 STOCK           SECURITIES           TOTAL
---------------------------------                                      ---------       ------------        -------
Shares of common stock issued
and outstanding                                                          904                               904

Shares to be issued to Growth
Enterprise Fund, S.A.                                                  4,595                             4,595


Additional shares to be issued
to employees, consultants, etc.                                           22                                22

Warrants issued to convertible
debenture holders                                                                            4               4

Series A Preferred Stock issued
to Growth Enterprise Fund, S.A.                                                          9,750           9,750

Convertible debt

$875,000 principal amount
convertible note issued to
The Titan Corporation (1)                                                                   25              25

$2,487,000 principal amount
convertible debentures (2)                                                               1,554           1,554

$1,053,978 principal amount
convertible note issued to
Mark Wood (3)                                                                              658             658

$118,000 principal amount
convertible note issued to D.
Erdberg                                                                                     74              74

TOTAL                                                                  5,521            12,062          17,586

---------------------

     (1) Assumes the conversion price is $0.035 per share, based on the market price of our common stock on April 14, 2004.

     (2) Assumes the conversion price is $0.0016 per share, excluding interest and penalties, if any.

     (3)  Mr. Wood is our Chairman and Chief Executive Officer.

         Obligation to issue shares of common stock to Growth Enterprise Fund

We are currently obligated to issue to Growth Enterprise Fund, S.A. approximately 4.6 billion shares of common stock. On August 21, 2003, we acquired from GEF's wholly-owned subsidiary all of its rights to acquire GlobalNet, Inc. from The Titan Corporation. In connection with the transaction, we issued to GEF a $500,000 principal amount promissory note and $15.6 million of convertible preferred stock. In addition, we were obligated to issue GEF approximately 4.7 billion common shares, of which 100 million shares have been issued.

GEF had a right to rescind the transaction any time before February 22, 2004 in the event that our articles of incorporation were not amended to authorize such additional common stock and such shares of common stock were not issued to GEF. We agreed to extend GEF's right to rescind on March 2, 2004, and GEF subsequently agreed to allow its rescission right to expire without exercise. In addition to our agreement with GEF, we changed the conversion rate of GEF's Series A Preferred Stock to $0.0016, or 97,500 shares of common stock issuable upon conversion of each share of Series A Preferred Stock.

  Obligation to issue common stock upon conversion of Series A Preferred Stock

We are obligated to issue to the holders of our Series A Preferred Stock, currently Growth Enterprise Fund, S.A., 9.75 billion shares of common stock assuming that all of the Series A Preferred Stock is converted.

As part of the acquisition of GlobalNet, Inc., we issued to GEF convertible preferred stock with a liquidation value of approximately $15.6 million. We have issued and outstanding 100,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 97,500 shares of our common stock.

   Obligation to issue common stock upon conversion of convertible debentures

During 2003, we issued approximately $3 million principal amount of our convertible debentures. These debentures bear interest at 12% per year and mature two years from the date of issuance. On March 2, 2004, N.I.R. Group, LLC, the manager of various funds holding our convertible debentures, agreed to reduce its interest on all the convertible debentures originally totaling $3,000,000 from 12% to 6% and granted the Company additional time to complete an Information Statement increasing the authorized capital of the Company and to file and secure the effectiveness of a registration statement for the shares of common stock to be issued upon the conversion of the debentures. The Company completed the Information Statement in late March 2004 and the increase in the Company's authorized common stock will be effective on or about April 21, 2004.

The debentures are convertible into shares of our common stock at the rate of $0.0016 per share. However, if the market price for our common stock is below $0.0016 per share, then the debentures are convertible at the lower of:

     o    $0.0016 per share, and
     o 40% of the average of the lowest three intra-day trading prices during the 20 trading days immediately prior to the conversion.

As of April 15, 2004, the debenture holders have converted approximately $513,000 principal amount of the debentures.

Since the number of shares into which the convertible debentures could increase if the market price of our common stock falls below $0.0016 per share in the future, we cannot know as of today how many shares of our common stock we will eventually issue on conversion of the convertible debentures.

The following table sets forth the number of shares of common stock into which the principal amount of convertible debentures outstanding as of April 15, 2004 are convertible at various prices, using the maximum price of $0.0016 per share, and the following hypothetical prices:

          o    $0.0005 (40% of 75% of the $0.0016 fixed price)
          o    $0.0003 (40% of 50% of the $0.0016 fixed price)
          o    $0.0002 (40% of 25% of the $0.0016 fixed price)

The table also sets forth the percentage of our common stock represented by these shares (after giving effect to the issuance of approximately 4.6 billion shares to GEF and assuming that we do not issue any other shares in any other transaction):


Hypothetical      Approximate Outstanding Principal       Number of Shares into which        Total Number of    Percentage of
Conversion      Amount of Convertible Debentures        Convertible Debentures are          Shares into which    Outstanding
 Prices                                                   Convertible (in thousands)          Convertible       Common Stock
                                                                                              Debentures are
                                                                                              Convertible
                                                                                             (in thousands)
                          Debenture Issuance Date                      Debenture Issuance Date
             February        May        August      February     May            August
              2003          2003         2003         2003      2003            2003
$0.0016(1)    $237,000    $500,000    $1,750,000    148,125      312,500      1,093,750          1,554,375           22%
$0.0005(2)    $237,000    $500,000    $1,750,000    474,000    1,000,000      3,500,000          4,974,000           47%
$0.0003(2)    $237,000    $500,000    $1,750,000    790,000    1,666,667      5,833,333          8,290,000           60%
$0.0002(2)    $237,000    $500,000    $1,750,000  1,185,000    2,500,000      8,750,000         12,435,000           70%

(1)  The maximum conversion price is $0.0016 per share.
(2) If our common stock is below $0.0016, then the conversion price is 40% of the average of the lowest three intra-day trading price for the twenty trading days immediately preceding the conversion date.


          Warrants issued to convertible debenture holders

In conjunction with the issuance of the secured convertible debentures in 2003, we issued warrants to acquire an additional 3,725,000 shares of our common stock at an exercise price of $.0016 per share. 2,250,000 warrants terminate in February 2008 and 1,500,000 warrants terminate in May 2008.

In conjunction with the issuance of the secured convertible debentures in 2001, we issued warrants to acquire 166,666 shares of our common stock at an exercise price of $.06 per share. These warrants terminate in July 2006.

         Obligation to issue shares of common stock to The Titan Corporation

On December 29, 2003, we settled with The Titan Corporation an outstanding promissory note owing by us to Titan in the original amount of $1,500,000. The balance of the note, in the amount of $1,000,000, was due December 17, 2003. On December 29, 2003, the parties entered into a Settlement Agreement and Release of Claims replacing the original note with the Amended and Restated Convertible
Note in the principal amount of $1,250,000. The amended note is without interest.

Under the terms of the amended note, we committed to pay Titan $25,000 per week in reduction of principal, with the balance due in a balloon payment on March 31, 2004. Titan may convert any portion or the entire outstanding principal balance of the amended note into shares of our common stock commencing after a registration statement registering the resale of the common stock issuable upon conversion of the amended note is declared effective by the SEC. The note is convertible at the then-current market value of our common stock. The proceeds from the sale of the shares will reduce the amount of the amended note dollar for dollar. Since the number of shares into which the Titan amended note will be converted depends on the market price of our common stock at various dates in the future, we cannot know as of today how many shares of our common stock we will eventually issue on conversion of the amended note.

Because of the time it took to complete the Company's Information Statement related to the increase of the number of the Company's authorized common stock, the Company was unable to register the appropriate shares in the timeframe originally contemplated. Neither did we pay Titan the balance due - approximately $875,000 - under the amended note on March 31, 2004 as required by the terms of the amended note. Therefore, the Company is currently in default under the amended note. The Company is negotiating with Titan to cure the default and to extend the maturity date of the amended note but there are no assurances that this will be accomplished.

The following table sets forth the number of shares of common stock into which the Titan amended note is convertible at various closing prices, using the closing price of our common stock on April 14, 2004 ($0.035 per share) and prices that are less by 25%, 50% and 75%. The table also sets forth the percentage of our common stock represented by these shares (after giving effect to the issuance of approximately 4.6 billion shares to GEF and assuming that we do not issue any other shares in any other transaction):

Hypothetical     Outstanding Principal Amount of     Number of Shares into which  Percentage of
 Conversion       Convertible Debentures as of            the Titan Note is        Outstanding
  Prices                March 26, 2004                      Convertible           Common Stock

$0.035                   $875,000                             25,000,000                0.45%
$0.02625                 $875,000                             33,333,333                0.60%
$0.0175                  $875,000                             50,000,000                0.90%
$0.00875                 $875,000                            100,000,000                1.79%


    Shares of common stock underlying convertible note issued to Mark T. Wood

In August 2003, we issued to our Chairman and Chief Executive Officer Mark T. Wood, as consideration for loans made to the Company, a convertible demand note in the amount of $1,053,978. This note is convertible at the rate of $0.0016 into approximately 659 million shares of common stock.

  Shares of common stock underlying convertible note issued to Daniyel Erdberg

In August 2003, we issued to Daniyel Erdberg, as remaining consideration due from the Asset Purchase Agreement with GBLK Communications, a convertible note in the amount of $118,000. This note is convertible at the rate of $0.0016 into approximately 74 million shares of common stock. The note, to the extent not converted, matures on February 7, 2005.


Dividends and Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has sole discretion to pay cash dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

We may not pay or set aside cash for dividends to our common stockholders unless holders of our Series A Preferred Stock have been paid all accrued dividends.

Recent Sales of Unregistered Securities

During the 4th quarter of 2003, we issued 100,000,000 shares of common stock to GEF towards the consideration as part of the iDial Networks/GlobalNet merger. The issuance was exempt from registration under section 4(2) of the Securities Act and Rule 506 thereunder as a sale not involving a public offering.

Repurchase of Securities

We did not repurchase any of our common stock during the fourth quarter of 2003.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this annual report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. GlobalNet's actual results may differ significantly from management's expectations. We disclaim any duty to update any forward-looking statements, all of which should be read in conjunction with the "Risk Factors" section of this annual report.

Overview

GlobalNet is one of the top 10 U.S. service providers of outbound traffic to Latin America and counts among its customers more than 30 Tier 1 and Tier 2 carriers as well as a host of other well known global service providers and major international telecommunications providers organizations including AT&T, MCI/WorldCom, Qwest, Global Crossing, IDT, Tricom, Telecom New Zealand, Broadwing and ITXC. Management has been successful in establishing and maintaining relationships with these customers as a result of its ability to provide consistent, cost effective and high quality service in the capacity constrained telecommunications corridors linking Latin America and the United States. This has been accomplished through the development of partnerships with several Mexican telecommunications companies, including Protel, Marcatel, Bestel and Alestra.

The GlobalNet network is a combination of (i) IP-based VPNs with service level agreements to assure the highest levels of performance, (ii) the public Internet that expands geographic coverage beyond the reach of private networks and (iii) fixed cost point-to-point fiber optic facilities for domestic and international private line transport. GlobalNet is expanding its international connection points with the establishment of additional contracts with international carriers. GlobalNet has also internally developed a VoIP interoperabitity gateway that enables communications between VoIP networks without causing deterioration in call quality. The deployment of these IP gateway devices are facilitating quicker customer connections on a global basis.

GlobalNet currently manages its own telecommunications network and utilizes the transmission capacity of several carriers. GlobalNet is increasing the percentage of traffic it carries on its network or "on-net", enabling it to increase margins and profitability while ensuring quality. In addition, GlobalNet's use of multiple carriers increases cost efficiencies by establishing additional routing capability and enables GlobalNet to obtain sufficient capacity to support rapid growth. GlobalNet's IP network currently serves more than 19 countries with over 250 points of presence.

GlobalNet's present network uses the Internet, fixed cost point-to-point fiber optic facilities and other international private line capacity for physical transport. GlobalNet is expanding its network by installing additional IP transmission and switching equipment in its targeted U.S. and Latin American markets to provide more cost efficiencies and savings by routing an increasing portion of traffic "on-net."

GlobalNet owns and operates two Lucent Excel Exchange Plus IP gateway switches with a total capability of 28,800 Dynamic Server Object (DSO) ports. The New York switch serves as a gateway for refile and carrier exchange traffic and the San Antonio switch serves as the gateway to Central and South America and can provide prepaid calling card services. Lucent's MaxTNT and Cisco 5350 VoIP gateways are also used between the GlobalNet switches and international destinations in the network, providing GlobalNet with a scaleable solution that allows the transport of voice, data and Internet traffic as well as QoS assurances. The GlobalNet network also includes backbone connections and routing and gateway equipment in Miami, FL, McAllen, TX, and Reynosa, Monterey and Mexico City, Mexico.

During 2003, the Company largest challenge has been its continued losses, maintaining a margin that supports current business operations and diversifying revenue amongst customers. With the majority of the revenue coming from wholesale traffic to Mexico, decreasing margins to that market have a negative effect on the business. During 2003, the Company has had to continue borrow money from either its parent or from its cash flows. The Company continues to diversify its business by increasing revenues to other wholesale market and retain services, both with higher margins. The Company also continues to diversify it amongst customers by increasing sales to lesser billing customers. The Company has had a history of providing a majority of revenues to a few larger customers, however during 2003 managed to reduce its dependence

                          Critical Accounting Policies

Revenue Recognition

For our wholesale business, our revenue transactions are derived from the resale of international minutes of calling time. We recognize revenue in the period the service is provided, net of revenue reserves for potential billing disputes. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. In order to mitigate risk of loss, several customers prepay for their services, in which case revenue is deferred and is recognized as minutes are utilized.

Increased competition from other providers of telephony services and greater expansion into new markets, such as prepaid calling services could materially adversely affect revenue in future periods. The loss of a major customer could have a material adverse affect on our business, financial condition, operating results, cash flows and future prospects.

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

                         Liquidity and Capital Resources

Our liquidity and capital needs are primarily related to the development and implementation of our network infrastructure, our marketing efforts and our general and administrative functions. As of December 31, 2003, we had $405,000 cash on hand and $2,778,000 of accounts receivable net of a reserve for uncollectible accounts of $1,251,000. As of that date, the Company has significant contractual commitments. The following table sets forth a summary of our contractual obligations:

Year Ending      Capital  Operating      MCI           MCI          Preferred   Shareholder                Convertible
December 31      Leases    Lease     Note Payable   Rev Commit        Stock     Note Payable  Titan Note   Debtenture       Total
------------ ----------- ---------- ------------- ------------- --------------- -----------  ------------ ------------- ------------
2004           2,830,390    375,796     3,681,939    30,000,000      2,100,000     1,440,005    1,200,000      851,915   42,480,045
2005-2006          6,378    228,022             -    20,000,000      4,200,000             -            -            -   24,434,400
2007-2008              -    192,600             -             -      4,200,000             -            -            -    4,392,600
>2009                  -          -             -             -      5,360,000             -            -            -    5,360,000
------------ ----------  ---------- ------------- --------------- ------------- -----------  ------------   ----------- ------------
Total          2,836,768    796,418     3,681,939    50,000,000     15,860,000     1,440,005    1,200,000      851,915   76,667,045
============ ==========  ========== ============= =============== ============= ===========  ============   =========== ============

We do not have existing capital resources or credit lines available that are sufficient to fund our operations and contractual obligations as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments of which there is no guarantee that we will be able to obtain such additional funds. As such, the Company has maintained a position to work with its creditors to restructure certain portions of its debts as set forth below:

     o On December 29, 2003, we settled with The Titan Corporation an outstanding promissory note owing by us to Titan in the original amount of $1,500,000. The balance of the note, in the amount of $1,000,000, was due December 17, 2003. On December 29, 2003, the parties entered into a Settlement Agreement and Release of Claims replacing the original note with the Amended and Restated Convertible

          Note in the principal amount of $1,250,000. The amended note is without interest. A payment of $50,000 was made prior to the end of the year leaving an outstanding balance as of December 31, 2003 of $1,200,000.

          Under the terms of the amended note, we committed to pay Titan $25,000 per week in reduction of principal, with the balance due in a balloon payment on March 31, 2004. Titan may convert any portion or the entire outstanding principal balance of the amended note into shares of our common stock commencing after a registration statement registering the resale of the common stock issuable upon conversion of the amended note is declared effective by the SEC. The note is convertible at the then-current market value of our common stock. The proceeds from the sale of the shares will reduce the amount of the amended note dollar for dollar. Since the number of shares into which the Titan amended note will be converted depends on the market price of our common stock at various dates in the future, we cannot know as of today how many shares of our common stock we will eventually issue on conversion of the amended note.

          Because of the time it took to secure SEC clearance of the Company's Information Statement related to the increase of the number of the Company's authorized common stock, the Company was unable to register the appropriate shares in the timeframe originally contemplated. Neither did we pay Titan the balance due - approximately $875,000 - under the amended note on March 31, 2004 as required by the terms of the amended note. Therefore, the Company is currently in default under the amended note. The Company received clearance from the SEC for the distribution of the Information Statement on or about March 24, 2004 and the increase in the Company's authorized common stock will be effective on or about April 21, 2004. The Company is negotiating with Titan to cure the default and to extend the maturity date of the amended note but there are no assurances that this will be accomplished.

     o In February 2004, the Company entered negotiations with MCI, the Company's largest vendor, to settle past due balances due them. On March 11, the Company entered into a temporary agreement that required a $1,000,000 payment per week through March 26, 2004 for current traffic and required the Company to provide MCI with a new payment proposal by March 29, 2004 to settle the past due balances due MCI. The Company provided MCI with a new payment proposal by such date, but MCI has yet to respond to it. While MCI is considering the Company's proposal, the Company and MCI have extended through May 2004 the temporary arrangement that requires a $1,000,000 payment per week for current traffic. There are no assurances that an agreement can be reached with MCI and any service disruption or termination could cause serious harm to the Company, its revenues and ability to continue operations. However, because of the uncertainty with MCI, the Company is simultaneously working to add redundant capacities to terminate service to in the case of a disruption or termination.

     o We have not paid any dividends on the Series A Preferred Stock since issuing it in December 2003 to Growth Enterprise Fund, S.A. On March 2, 2004, GEF waived any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock, without penalty, and agreed that unpaid Preferred Stock dividends accrued to such date will be added to the face amount of the Preferred Stock. On March 2, 2004, GEF waived any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock, without penalty, and agreed that unpaid Preferred Stock dividends accrued to such date will be added to the face amount of the Preferred Stock. GEF subsequently agreed to convert all unpaid Preferred Stock dividends through June 30, 2004, to shares of the Company's common stock at the $0.0016 conversion rate contemplated in the amendment to the certificate of designation for the Preferred Stock that we anticipate will be filed in April 2004.

     o On March 2, 2004, N.I.R. Group, LLC, the manager of various funds holding convertible debentures issued by the Company, agreed to reduce its interest on all the convertible debentures originally totaling $3,000,000 from 12% to 6% and granted the Company additional time to secure approval of the SEC for an Information Statement increasing the authorized capital of the Company and to file and secure the effectiveness of a registration statement for the shares of common stock to be issued upon the conversion of the debentures. The Company received clearance from the SEC for the distribution of the Information Statement on or about March 24, 2004 and the increase in the Company's authorized common stock will be effective on or about April 21, 2004.

Net cash provided by (used in) operating activities was $2,741,000 and ($6,165,000) for the year ended December 31, 2003 and 2002, respectively. This increase in funds from operations was partially due to the decrease in the cash loss (as defined below) from $3,375,000 for the year ended December 31, 2002 to $3,302,000 for the year ended December 31, 2003 as a result of a 3.3% increase in revenues and a reduction in operating expenses. The Company generated cash in the amount of $6,043,000 as a result of positive working capital fluctuations during the year ended December 31, 2003. In contrast, the Company used cash in the amount of $2,790,000 as a result of unfavorable working capital fluctuations for the year ended December 31, 2002.

                                                                YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                     2003                                  2002
                                                                                         (unaudited)
                                            ----------------                        ----------------
Net Loss                                         $7,462,000                              $69,389,000

         Depreciation and amortization            1,922,000                                3,127,000
         Fixed asset write-off                            -                                4,145,000
         Goodwill write-off                               -                               50,300,000
         Provision for doubtful accounts                  -                                  726,000
         Noncash stock compensation                       -                                5,328,000
         Noncash financing costs                  2,238,000                                2,398,000
                                                 ----------                              ------------

                  Total non-cash Financing items  4,160,000                               66,014,000
                                                 ----------                               -----------

Cash Loss                                        $3,302,000                               $3,375,000

Net cash used in investing activities was $2,332,000 and $1,163,000 for the year ended December 31, 2003 and 2002, respectively. These amounts correspond to capital expenditures incurred in connection with the purchase of telecommunications equipment which amounted to $396,000 and $1,163,000 for the years ended December 31, 2003 and 2002, respectively. Additionally, the Company's cash disbursements in connection with the business combination amounted to $1,835,115 for the year ended December 31, 2003.

Net cash provided by (used in) financing activities was ($985,000) and $6,668,000 for the year ended December 31, 2003 and 2002, respectively. The net cash used in financing activities for the year ended December 31, 2003 consisted primarily of payments on notes payable and capital lease of $5,893,000 and proceeds from parent loans and stockholder notes of $5,250,000. The net cash provided by financing activities for the year ended December 31, 2002 consisted primarily of proceeds from parent loan of $10,300,000 and vendor financing of $1,087,000, net of capital lease payments of $4,719,000.


RESULTS OF OPERATIONS - TWELVE MONTHS ENDED DECEMBER 31, 2003 AND 2002

REVENUE. Net revenue increased by 3.3%, from $98,977,054 for the year ended December 31, 2002 to $102,214,126 for year ended December 31, 2003. The increase in revenue was due to the 21 % increase in minutes of usage in GlobalNet's network from 1,174 million minutes for the year ended December 31, 2002 to 1,421 million minutes for the year ended December 31, 2003. The increase in traffic resulted from the addition of new customers to the GlobalNet's network as well as to the increase of the traffic from existing customers. This change in minutes was partially offset by an overall decrease in GlobalNet's weighted average sell rate from $0.0843 per minute for the year ended December 31, 2002 to $0.0715 per minute for the year ended December 31, 2003. This decrease in the average sell rate was primarily due to competitive pricing pressure from certain carriers in the industry.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost increased by 6.2% from $90,797,555 for the year ended December 31, 2002 to $96,275,470 for the year ended December 31, 2003. This increase resulted primarily from an increase in traffic and decrease in selling margins, which in turn increased the termination costs and purchased minutes.

As a percentage of net revenue, data communications and telecommunications costs increased by 2.5%, from 91.7% for the year ended December 31, 2002 to 94.2% for the year ended December 31, 2003 as a result of the pricing pressure in the Company's routes.

NETWORK OPERATIONS. Network operation expenses decreased by approximately 19.9%, from $5,003,058 for the year ended December 31, 2002 to $4,009,099 for the year ended December 31, 2003. As a percentage of revenues, network operation expenses decreased from 5.1% for the year ended December 31, 2002 to 3.9% for the year ended December 31, 2003.

The decrease in network operation expenses was primarily due to the decrease in leased line costs as a result of a better utilization of the Company's network capacity and the renegotiation of certain contracts. Additionally, in July 2002, the Company recorded a restructuring charge of $681,000 in connection with the discontinuance of certain circuits that were not being utilized. This charge represented the future payments for the remaining term of the lease of those circuits.

SELLING AND MARKETING. Selling and marketing expenses increased by 20.7%, from $675,499 for the year ended December 31, 2002 to $815,265 for the year ended December 31, 2003. As a percentage of revenues, selling and marketing expenses increased slightly from 0.68% for the year ended December 31, 2002 to 0.79% for the year ended December 31, 2003.

The increase in selling and marketing expenses was primarily due to a one time charge of $150,000 for restructuring of previously accrued commission payable.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 34.9%, from $4,352,077 for the year ended December 31, 2002 to $2,833,135 for the year ended December 31, 2003. The decrease in general and administrative expenses was primarily due to Company's efforts to cut non-revenue generating expenses and a significant decrease in professional fees.

Professional fees decreased significantly for the year ended December 31, 2002 compared to the year ended December 31, 2003. The majority of the professional fees for the year ended December 31, 2002 are related to investment banking fees, finder's fees, legal fees and accounting expenses incurred in connection with the acquisition of GlobalNet by Titan on March 21, 2002. Management believes that future professional fees will be significantly higher than the 2003 total due to costs of maintaining the proper reporting of a public company.

In July 2002, GlobalNet terminated 6 employees, reducing its workforce by 21% to 22 employees. In connection with the workforce reduction, GlobalNet recorded a restructuring charge of approximately $279,000, which represents the severance paid to the employees who were terminated. GlobalNet recorded an additional restructuring charge of approximately $163,000 in connection with the closing of its office in Marietta (Georgia) and the underutilization of its corporate offices in Lombard (Illinois).

RESTRUCTURING CHARGES. Restructuring charges amounted to $1,000 for the year ended December 31, 2003 and $1,113,000 for the year ended December 31, 2002. In July 2002, GlobalNet recorded the restructuring charge in connection with the termination of certain employees, the discontinuance of certain circuits and the closing of its office in Marietta (Georgia) as part of a restructuring plan to reduce operating expenses.

FIXED ASSET WRITE-OFF. Fixed asset write-offs amounted to $0 for the year ended December 31, 2003 and $4,146,000 for the year ended December 31, 2002. In July 2002, it became uncertain whether GlobalNet would be able to recover the carrying value of its property and equipment as a result of its parent company's decision to exit the telecommunications business and the current depressed market values for telecommunications assets. As a result, GlobalNet determined that its property and equipment were impaired and recorded a $4,146,000 write-off, which represented 50% of the net book value of those assets as of June 29, 2002.

GOODWILL WRITE-OFF. Good will write-off amounted to $0 for the year ended December 31, 2003 and $50,300,000 for the year ended December 31, 2002.

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

On July 11, 2002, Titan made the decision to exit its telecommunications business and to sell GlobalNet. Titan determined that there had been an impairment of the carrying value of GlobalNet's goodwill of approximately $50.3 million in accordance SFAS No. 142. The measurement of this impairment was evident based upon estimates of fair value, as determined by recent offers received by Titan from potential buyers, compared to the carrying value of the asset. In accordance with Staff Accounting Bulletins No. 54 and No. 73, the Company has "pushed down" to its stand-alone consolidated statements the purchase accounting adjustments and the subsequent write-off of goodwill recorded by GlobalNet. As a result, the consolidated financial information for the period after merger is presented on a different cost basis than that for the periods before the merger and, therefore, is not comparable.

BAD DEBT EXPENSE. Bad debt expense amounted to $71,161 for the year ended December 31, 2003 and $726,057 for the year ended December 31, 2002. The majority of this bad debt expense was recorded in connection with Global Crossing's Chapter 11 bankruptcy filing in January 2002.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased by 38.5%, from $3,126,571 for the year ended December 31, 2002 to $1,921,547 for the year ended December 31, 2003. The decrease in depreciation expenses was primarily due to the write-off of 50% of the net book value of GlobalNet's fixed assets in July 2002. Management believes that the depreciation and amortization expense will increase in 2004 due to the addition of iDial's assets.

NON-CASH STOCK COMPENSATION. Non-cash stock compensation amounted to approximately $0 and $5,318,000 for the year ended December 31, 2003 and December 31, 2002, respectively.

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

INTEREST EXPENSE AND NON-CASH FINANCING COSTS, NET. Interest expense and non-cash financing costs increased by 38.9% from $2,253,549 for the year ended December 31, 2002 to $3,131,124 for the year ended December 31, 2003. The increase in interest expense was primarily due to the increase iDial's convertible debentures resulting in non-cash charges of $634,760 and accrued preferred stock dividend payments to Growth Enterprise Fund, S.A. of $260,000 and modification of conversion rates on shareholder notes payable resulting in $1,440,000 of charges.

Non-cash financing cost for the year ended December 31, 2002 includes the amortization of debt discount related to a convertible note issued to Crescent International. GlobalNet had been amortizing this debt discount over the three-year term of the convertible note since April 10, 2001. In January and February 2002, Crescent International converted the note into common stock in a series of partial conversions. As a result of the full conversion of the note, GlobalNet expensed the remaining unamortized balance of $1,263,818 related to the debt discount.

INCOME TAXES. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of December 31, 2003 and for the year then ended.

NET LOSS. The net loss for the year ended December 31, 2003 totaled $7,461,612, representing a 89.2% decrease over a net loss of $69,388,713 for the year ended December 31, 2002. The decrease in net loss was primarily due to the goodwill write-off of $50,300,000, the restructuring charge of $1,131,000 and the fixed asset write-off of $4,146,000 recorded in July 2002. Additionally, GlobalNet recorded non-cash stock compensation of $5,318,000 in March 2002 in connection with the vesting of the stock grants to employees as a result of the change of control that resulted from the acquisition of GlobalNet by Titan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

OUTLOOK

Factors That May Affect Future Results and Financial Condition

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, which we believe are all the material risks to our business, together with the information contained elsewhere in this report, before you make a decision to invest in our company.

Risks Related to Our Company

A failure to restructure our existing debt or obtain necessary additional capital in the future could jeopardize our operations.

We will need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. We have had a history of negative cash flows from operations. In 2003, our negative cash flow from operations was $.5 million. We have $25 million in debt and other obligations and $15.6 million in preferred stock. Without achieving positive cash flow and restructuring the $40.6 million in debt, cash flow from operations and cash on hand will not be sufficient to cover our operating expenses, working capital, interest on and repayment of our debt and capital investment needs. We may not be able to restructure our debt or obtain additional financing to repay this debt that is available on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. A failure to restructure our debt, or obtain additional funding to repay this debt and support our working capital and capital investment requirements, could cause us to be in default of our existing debt and prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

We may not be able to pay our debt and other obligations and our assets may be seized as a result.

As of December 31, 2003, we had an outstanding balance of $13.5 million due to MCI. MCI is secured with, among other things, all assets of the operating subsidiary GlobalNet International LLC. If we fail to pay our liabilities due to MCI, MCI may enforce all available remedies and seize our assets or receivables, to satisfy any amounts owed.

As of December 31, 2003, we had an outstanding balance of $2.5 million due to N.I.R. Group LLC. NIR is secured with all assets of the Company including any assets of the operating subsidiary GlobalNet International LLC. If we fail to pay our liabilities due to NIR, NIR may enforce all available remedies and seize our assets or receivables, to satisfy any amounts owed.

As of December 31, 2003, we had an outstanding balance of $1.2 million due to The Titan Corporation. Titan is secured with, among other things, all assets of the operating subsidiary GlobalNet International LLC. If we fail to pay our liabilities due to Titan, Titan may enforce all available remedies and seize our assets or receivables, to satisfy any amounts owed.

Investor interest in our common stock may be negatively affected by our trading on the Over-the-Counter Bulletin Board.

The OTC Bulletin Board market is generally considered to be less efficient and not as liquid as NASDAQ's National Market. Trading in this market may decrease the market value and liquidity of our stock, which could materially and adversely affect our ability to attract additional investment to finance our operations.

International governmental regulation and legal uncertainties and other laws could limit our ability to provide our services, make them more expensive, or subject us to legal or criminal liability.

A number of countries currently prohibit or limit competition in the provision of traditional voice telephony services. In some of those countries, licensed telephony carriers as well as government regulators have questioned our legal authority and/or the legal authority of our service partners or affiliated entities and employees to offer our services. We may face similar questions in additional countries. Our failure to qualify as a properly licensed service provider, or to comply with other foreign laws and regulations, could materially adversely affect our business, financial condition and results of operations, including subjecting us or our employees to taxes and criminal or other penalties and/or by precluding us from, or limiting us in, enforcing contracts in such jurisdictions.

The telecommunications industry is subject to domestic governmental regulation and legal uncertainties and other laws that could materially increase our costs and prevent us from executing our business plan.

We are not licensed to offer traditional telecommunications services in any U.S. state and we have a filed 214 tariff at the Federal Communications Commission. Nonetheless, aspects of our operations may currently be, or become, subject to state or federal regulations governing licensing, universal service funding, advertising, disclosure of confidential communications or other information, excise taxes, transactions restricted by U.S. embargo and other reporting or compliance requirements.

While the FCC to date has maintained an informal policy that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea, both before the FCC and at various state government agencies. As a result, the FCC has held hearings and announced a Notice of Proposed Rulemaking. An adverse ruling could subject us to licensing requirements and additional fees and subsidies.

We have offered our prepaid international calling card services on a wholesale basis to international carrier customers, and others, some of which provide these services to end-user customers, enabling them to call internationally over The GlobalNet Network from the U.S. We have also made arrangements to participate in the selling and marketing of such cards on a retail basis. Although the calling cards are not primarily marketed for domestic interstate or intrastate use, we have not blocked the ability to place such calls or required our wholesale customers or distributors to show evidence of their compliance with U.S. and state regulations. As a result, there may be incidental domestic use of the cards. Domestic calling may employ transport and switching that is not connected to the Internet and, therefore, may not enjoy the lighter regulation to which our Internet-based services are subject. Because we provide services that are primarily wholesale and/or international, we do not believe that we are subject to federal or state telecommunications regulation for the possible uses of these services described here and, accordingly, we have not obtained state licenses, filed state or federal tariffs, posted bonds, or undertaken other possible compliance steps. Under current standards or as-yet undetermined rules, the FCC and state regulatory authorities may not agree with our position. If they do not, we could become subject to regulation at the federal and state level for these services, and could become subject to licensing and bonding requirements, and federal and state fees and taxes, including universal service contributions and other subsidies, and other laws, all of which could materially affect our business.

We are also subject to federal and state laws and regulations regarding consumer protection and disclosure regulations. These rules could substantially increase the cost of doing business domestically and in any particular state. Law enforcement authorities may utilize their powers under consumer protection laws against us in the event we do not meet legal requirements in that jurisdiction.

The FCC also requires all calling card service providers that enable users to place toll-free calls from payphones in the United States to compensate the payphone operator for each call placed from a payphone. Future changes in FCC payphone compensation rules and/or the failure of a company that provides toll-free numbers to us to compensate payphone companies could affect our revenues.

Risks Related to Our Operations

We may never achieve sustained profitability and the market price of our common stock may fall.

Our revenue and results of operations have fluctuated and will continue to fluctuate significantly from quarter to quarter in the future due to a number of factors, some of which are not in our control, including, among others:

     o the amount of traffic we are able to sell to our customers, and their decisions on whether to route traffic over our network;
     o increased competitive pricing pressure in the international long distance market;
     o the percentage of traffic that we are able to carry over the Internet rather than over the more costly traditional public-switched telephone network;
     o loss of arbitrage opportunities resulting from declines in international settlement rates or tariffs;
     o our ability to negotiate lower termination fees charged by our local providers if our pricing deteriorates;
     o our continuing ability to negotiate competitive costs to interconnect our network with those of other carriers and Internet backbone providers;
     o    capital expenditures required to expand or upgrade our network;
     o    changes in call volume among the countries to which we complete calls;
     o the portion of our total traffic that we carry over more attractive routes could fall, independent of route-specific price, cost or volume changes;
     o technical difficulties or failures of our network systems or third party delays in expansion or provisioning system problems;
     o our ability to manage distribution arrangements and provision of retail offerings, including card printing, marketing, usage tracking, web-based offerings and customer service requirements, and resolution of associated disputes;
     o our ability to manage our traffic on a constant basis so that routes are profitable; and
     o    our ability to collect from our customers.

Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be significantly lower than the estimates of public market analysts, investors or our own estimates. Such a discrepancy could cause the price of our common stock to decline significantly and prevent us from achieving profitability.

We may never generate sufficient revenue to attain profitability if telecommunications carriers and other communications service providers or others are reluctant to use our services or do not use our services, including any new services, in sufficient volume.

If the market for International telephony and new services does not develop as we expect, or develops more slowly than expected, our business, financial condition and results of operations will be materially and adversely affected.

Our customers may be reluctant to use our Internet telephony services for a number of reasons, including:

     o perceptions that the quality of voice transmitted over the Internet is low;
     o    perceptions that Internet telephony is unreliable;
     o our inability to deliver traffic over the Internet with significant cost advantages;

     o    development of their own capacity on routes served by us; and
     o    an increase in termination costs of international calls.

The growth of our core business depends on carriers and other communications service providers generating an increased volume of international voice and fax traffic and selecting our network to carry at least some of this traffic. Similarly, the growth of any retail services we offer depends on these factors as well as acceptance in the market of the brands that we service, including their respective rates, terms and conditions. If the volume of international voice and fax traffic and associated or other retail services fail to increase, or decrease, and these parties or other customers do not employ our network or otherwise use our services, our ability to become profitable will be materially and adversely affected.

We may not be able to collect amounts due to us from our customers.

Some of our customers have closed their businesses or filed for bankruptcy owing us hundreds of thousands of dollars for services we have provided to them in the past. Despite our efforts to collect these overdue funds, we may never be paid. The bankruptcy court may require us to continue to provide services to these companies during their reorganizations. Other customers may discontinue their use of our services at any time and without notice, or delay payments that are owed to us. Additionally, we may have difficulty in collecting amounts from them. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and provided services to companies that refuse to pay. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers.

We are susceptible to increased costs and increased risks in our business due to our reliance on third parties.

Vendors. We rely upon third-party vendors to provide us with the equipment, software, circuits, and other facilities that we use to provide our services. For example, we purchase substantially all of our Internet telephony equipment from Cisco Systems. We may be forced to try to renegotiate terms with vendors for products or services that have become obsolete. Some vendors may be unwilling to renegotiate such contracts, which could affect our ability to continue to provide services and consequently render us unable to generate sufficient revenues to become profitable.

Parties that Maintain Phone and Data Lines and Other Telecommunications Services. Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and fax calls. Third parties maintain and own these networks, other components that comprise the Internet, and business relationships that allow telephone calls to be terminated over the public switched telephone network. Some of these third parties are telephone companies. They may increase their charges for using these lines at any time and thereby decrease our profitability. They may also fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers. Any such failure that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network, which could have the effect of delaying or preventing our ability to become profitable.

Local Communications Service Providers. We maintain relationships with local communications service providers in many countries, some of whom own the equipment that translates calls from traditional voice networks to the Internet, and vice versa. We rely upon these third parties both to provide lines over which we complete calls and to increase their capacity when necessary as the volume of our traffic increases. There is a risk that these third parties may be slow, or fail, to provide lines, which would affect our ability to complete calls to those destinations. We may not be able to continue our relationships with these local service providers on acceptable terms, if at all. Because we rely upon entering into relationships with local service providers to expand into additional countries, we may not be able to increase the number of countries to which we provide service. Finally, any technical difficulties that these providers suffer, or difficulties in their relationships with companies that manage the public switched telephone network, could affect our ability to transmit calls to the countries that those providers help serve.

Strategic Relationships. We depend in part on our strategic relationships to expand our distribution channels and develop and market our services. In general, if we lose these key strategic relationships, or if we fail to maintain or develop new relationships in the future, our ability to expand the scope and capacity of our network and services provided, and to maintain state-of-the-art technology, would be materially adversely affected.

Distributors of prepaid calling cards to retail outlets. We make arrangements with distributors to market and sell prepaid calling cards to retail outlets. In some cases, we rely on these distributors to print cards, prepare marketing material, activate accounts, track usage and other data, and remit payments collected from retailers. There is a risk that distributors will not properly perform these responsibilities, comply with legal requirements, or pay us monies when due. We may not have adequate contractual or credit protections against these risks. There is also a risk that we will be ineffective in our efforts to implement new systems, customer care and disclosure policies, and certain technical and business processes. The result of any attendant difficulties may have a material impact on our business.

We may not be able to succeed in the intensely competitive market for our various services.

We compete in our wholesale business principally on quality of service and price. In recent years, prices for long distance telephone services have been declining as a result of deregulation and increased competition. We face competition from major telecommunications carriers, such as AT&T, British Telecom, Deutsche Telekom, MCI WorldCom and Qwest Communications, as well as new emerging carriers. We also compete with Internet protocol and other Internet telephony service providers who route traffic to destinations worldwide. Also, Internet telephony service providers that presently focus on retail customers may in the future enter the wholesale market and compete with us. If we cannot offer competitive prices and quality of service our business could be materially adversely affected.

We may not be able to succeed in the intensely competitive market for prepaid calling services.

The market for prepaid calling services is extremely competitive. Hundreds of providers offer calling card products and services. We have just recently begun offering prepaid calling card services and have little prior experience in this business and no established distribution channel for these services. If we do not successfully establish a distribution channel and enter geographic markets in which our rates, fees, surcharges, country services, and our other products and service characteristics, can successfully compete, our business could be materially adversely affected.

We are subject to downward pricing pressures and a continuing need to renegotiate overseas rates, which could delay or prevent our profitability.

As a result of numerous factors, including increased competition and global deregulation of telecommunications services, prices for international long distance calls have been decreasing. This downward trend of prices to end-users has caused us to lower the prices we charge communications service providers and calling card distributors for call completion on our network. If this downward pricing pressure continues, we may not be able to offer Internet telephony services at costs lower than, or competitive with, the traditional voice network services with which we compete. Moreover, in order for us to lower our prices, we have to renegotiate rates with our overseas local service providers who complete calls for us. We may not be able to renegotiate these terms favorably enough, or fast enough, to allow us to continue to offer services in a particular country on a cost-effective basis. The continued downward pressure on prices and our failure to renegotiate favorable terms in a particular country could have a material adverse effect on our ability to operate our network and Internet telephony business profitably.

If we are not able to keep up with rapid technological change in a cost-effective way, the relative quality of our services could suffer.

The technology upon which our services depends is changing rapidly. Significant technological changes could render the hardware and software which we use obsolete, and competitors may begin to offer new services that we are unable to offer. If we are unable to respond successfully to these developments or do not respond in a cost-effective way, we may not be able to offer competitive services.

We may not be able to expand and upgrade our network adequately and cost-effectively to accommodate any future growth.

Our business requires that we handle a large number of international calls simultaneously. As we expand our operations, we expect to handle significantly more calls. If we do not expand and upgrade our hardware and software quickly enough, we will not have sufficient capacity to handle the increased traffic and growth in our operating performance would suffer as a result. Even with such expansion, we may be unable to manage new deployments or utilize them in a cost-effective manner. In addition to lost growth opportunities, any such failure could adversely affect customer confidence in The Globalnet Network and could result in us losing business outright.

We depend on our current personnel and may have difficulty attracting and retaining the skilled employees we need to execute our business plan.

We will need to retain skilled personnel to execute our plans. Our future success will also depend on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Past workforce reductions have resulted in reallocations of employee duties that could result in employee and contractor uncertainty and dissatisfaction. Reductions in our workforce or restrictions on salary increases or payment of bonuses may make it difficult to motivate and retain employees and contractors, which could affect our ability to deliver our services in a timely fashion and otherwise negatively affect our business.

We believe that we do not infringe upon the proprietary rights of any third party.

It is possible, however, that such a claim might be asserted successfully against us in the future. Our ability to provide our services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the proprietary rights of others or have licensed all such rights. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services in the United States or abroad.

We rely on a variety of technologies, primarily software, which is licensed from third parties.

Continued use of this technology by us requires that we purchase new or additional licenses from third parties. We may not be able to obtain those third-party licenses needed for our business or the third party technology licenses that we do have may not continue to be available to us on commercially reasonable terms or at all. The loss or inability to maintain or obtain upgrades to any of these technology licenses could result in delays or breakdowns in our ability to continue developing and providing our services or to enhance and upgrade our services.

We may undertake strategic acquisitions or dispositions that could damage our ability to attain or maintain profitability.

We may acquire additional businesses and technologies that complement or augment our existing businesses, services and technologies. We may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which may result in dilution for stockholders and the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

We may need to sell existing assets or businesses in the future to generate cash or focus our efforts in making our core business, Internet telephony, profitable. As with many companies in the telecommunications sector that experienced rapid growth in recent years, we may need to reach profitability in one market before entering another. In the future, we may need to sell assets to cut costs or generate liquidity.

Risks Related to the Internet and Internet Telephony Industry

If the Internet does not continue to grow as a medium for voice and fax communications, our business will suffer.

Historically, the sound quality of calls placed over the Internet was poor. As the Internet telephony industry has grown, sound quality has improved, but the technology may require further refinement. Additionally, as a result of the Internet's capacity constraints, callers could experience delays, errors in transmissions or other interruptions in service. Transmitting telephone calls over the Internet, and other uses of the Internet, must also be accepted by customers as an alternative to traditional services. Because the Internet telephony market is evolving, predicting the size of these markets and their growth rate is difficult. If our market fails to continue to develop, then we will be unable to grow our customer base and our results of operations will be materially adversely affected.

If the Internet infrastructure is not adequately maintained, we may be unable to maintain the quality of our services and provide them in a timely and consistent manner.

Our future success will depend upon the maintenance of the Internet infrastructure, including a reliable network backbone with the necessary speed, data capacity and security for providing reliability and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it and its performance or reliability may decline thereby impairing our ability to complete calls and provide other services using the Internet at consistently high quality. The Internet has experienced a variety of outages and other delays as a result of failures of portions of its infrastructure or otherwise. Future outages or delays could adversely affect our ability to complete calls and provide other services. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular. Finally, important opportunities to increase traffic on The iBasis Network will not be realized if the underlying infrastructure of the Internet does not continue to be expanded to more locations worldwide.

Our ability to provide our services using the Internet may be adversely affected by computer vandalism.

If the overall performance of the Internet is seriously downgraded by website attacks or other acts of computer vandalism or virus infection, our ability to deliver our communication services over the Internet could be adversely impacted, which could cause us to have to increase the amount of traffic we have to carry over alternative networks, including the more costly public-switched telephone network. In addition, traditional business interruption insurance may not cover losses we could incur because of any such disruption of the Internet. While some insurers are beginning to offer products purporting to cover these losses, we do not have any of this insurance at this time.

Risks Related to Investing in Our Company

Growth Enterprise Fund, S.A. will control more than half of our outstanding stock and will be able to exercise significant control.

Growth Enterprise Fund, S.A. beneficially owns approximately 60% of our common stock and will, after including the voting rights under the Series A Preferred Stock, have the right to vote approximately 94% of the total outstanding capital stock of our company. Accordingly, GEF will have the power to control the election of all of our directors and the approval of actions for which the approval of our shareholders is required.

The rights of our common shareholders are subject to the rights and preferences of our outstanding series a preferred stock.

We currently have issued and outstanding 100,000 shares of the Series A Preferred Stock, all of which is owned by Growth Enterprise Fund, S.A. The Series A Preferred Stock is convertible, at GEF's option, into 9,750,000,000 shares of common stock. Unless and until converted, the Series A Preferred Stock shall carry certain rights and preferences relative to our common stock to which our common shareholders shall be subject. Such rights and preferences include:

     o Liquidation Priority. In the event of liquidation of our company, after all debts are paid, GEF will be entitled to receive $15.6 million for the Series A Preferred Stock before our common shareholders receive anything.

     o Dividend Priority. The Series A Preferred Stock is entitled to 5% annual cumulative dividends, which is currently $780,000 per year. These cumulative dividends must be paid before we may pay dividends to our common shareholders.

If we are unable to satisfy the Titan note, which was due by March 31, 2004, Titan could foreclose on its security interest in our Globalnet, Inc. Subsidiary.

Our interest in GlobalNet, Inc. is pledged to secure the Titan note. If we fail to pay the Titan note, or if Titan does not convert any or all of the amount of the note into shares of common stock, by March 31, 2004, Titan could foreclose on our GlobalNet Inc. subsidiary. Since substantially all of our assets, revenue and cash flow are generated through our GlobalNet, Inc. subsidiary, if Titan does foreclose, we would likely no longer be in business and you would likely lose your investment.

As of April 14, 2004 the Company has been unable to commence a registration statement for Titan and is currently in default on the note. The Company is currently in negotiations to extend the maturity date with Titan.

We cannot determine the number of shares of our common stock that we must issue upon conversion of the Titan note.

The number of shares of our common stock into which the Titan note is convertible depends on the market price of our common stock at the time of conversion at various dates in the future. As such, we cannot know as of today how many shares of our common stock we will eventually issue on conversion of the Titan note, and there is no upward limit on this number.

The maximum conversion price of our convertible debentures, which is $0.0016, is substantially below our current market price.

The maximum conversion price of our convertible debentures is $0.0016, which is substantially below our current market price. Even if the market price for our common stock increases, we will be obligated, upon conversion of the convertible debentures by the holders, to issue approximately 1.554 billion shares.

If the market price for our common stock dramatically drops below $0.0016, the conversion price feature of our convertible debentures could require us to issue substantially more shares, which will cause an even greater dilution to our existing stockholders.

The conversion price of our convertible debentures is $0.0016. In the event, however, that the market price of our common stock is below $0.0016, then the convertible debentures are convertible into common stock at 60% of the market price. Therefore, in the event that the market price is below $0.0016, our obligation to issue shares upon conversion of the convertible debentures is essentially limitless.

The adjustable conversion price feature of our convertible debentures may encourage investors to make short sales in our common stock, which could have a depressive effect on the price of our common stock.

In the event that the market price of our common stock is below $0.0016, the convertible debentures are convertible into shares of our common stock at 60% of the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the convertible debenture holders convert and sell material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The convertible debenture holders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion of debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

If we are required for any reason to repay our outstanding convertible debentures, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.

We currently have outstanding approximately $2,487,000 principal amount of convertible debentures. The convertible debentures are due and payable, with 12% interest, two-years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default under the convertible debentures could require the early repayment of the convertible debentures, including a default interest rate of 15% on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. Events of default include:

     o    our failure to repay the principal or interest when due,
     o our failure to issue shares of common stock upon conversion by the holder,
     o our failure to timely file a registration statement or have such registration statement declared effective,
     o breach of any covenant, representation or warranty in the various agreements we have with the convertible debenture holders,
     o the assignment or appointment of a receiver to control a substantial part of our property or business,
     o the filing of a money judgment, writ or similar process against our company in excess of $50,000,
     o the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company, or
     o    the delisting of our common stock.

We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

ITEM 7.  FINANCIAL STATEMENTS.

The response to this item is set forth at the end of this report.

See "IMPORTANT NOTE" immediately preceding the Financial Statements at the end of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 15, 2002, the Company dismissed its former independent auditor, Kenneth Lieberman CPA, PA ("Lieberman"), based on that such action was in the best interests of the Company. Effective as of that date, the Company engaged Gerhard Keefe Steiner & Hottman PC ("EKS&H") as its new independent auditor. The decision to change accountants was approved by the board of directors of the Company.

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

ITEM 8A.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that immediately following the merger of GlobalNet, Inc. and iDial Networks, Inc. in the 4th fiscal quarter of 2003, there were material weaknesses in the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer are evaluating these deficiencies and expect to take necessary corrective actions in the future to eliminate these weaknesses.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                    PART III

ITEM 9. DIRECTORS , EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers, directors and key employees and their ages and positions with us as of April 15, 2004, are as follows:


Name                               Age      Position
----                               ---      --------

Mark T. Wood                        44      Chairman of the Board and Chief
                                            Executive Officer

David F. Levy                       58      President

Thomas G. Seifert                   32      Chief Financial Officer and
                                            Secretary

David Halpern                       64      Director

The following is a brief description of each officer and director listed above:

MARK T. WOOD, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER. Prior to GlobalNet, Mr. Wood held several executive positions at international telecommunications companies, which included Vice President and General Manager of Loxcomm America, Inc., Chief Operating Officer of WorldQuest Networks (NASDAQ:WQNI), and Vice President of International Sales at Intellical, Inc. (AMEX:ICL).

DAVID F. LEVY, PRESIDENT. Prior to GlobalNet, Mr. Levy was Chief Executive Officer of Vox2 Healthcare L.L.C., a healthcare technology startup based in Deerfield Beach, Florida operating in the area of infrastructure and integration of broadband services via state-of-the-art satellite technology. Mr. Levy was the founder, Chairman and CEO of SubMicron Systems Corporation, a NASDAQ-listed, worldwide technology leader in the design and manufacture of production systems for semiconductor wafers and integrated circuits. In his stewardship of SubMicron from 1988 until his retirement in 1996, Mr. Levy built SubMicron into a $176 million global business entity, ranking fourth largest in its industry segment.

THOMAS G. SEIFERT, CHIEF FINANCIAL OFFICER. Mr. Seifert is a graduate of Colorado State University and graduated with a Bachelor of Science in Finance with a minor in Accounting. Mr. Seifert has worked as the controller for Integrated Telephony Products, Inc., as well as controller for Mountain Vacations, Inc. and assisted with the sale of each company to a publicly trading company. He was also a co-founder of 2Sendit.com, Inc.

DAVID HALPERN, DIRECTOR. Mr. Halpern is the sole outside director of GlobalNet. Mr. Halpern brings years of Telecom experience, specifically on the finance side. He was born in New York, educated at the Peddie School, University of Pennsylvania, Ben-Gurion University of the Negev, Diaspora Yeshiva, Jerusalem. Mr. Halpern has acted and currently acts as a director for numerous companies including, Moishe Mana Groups, New York and Curacao, director, Next Communication, Inc., Miami, CFO and director, Dorchester Technologies, Ltd., director, Rentar Environmenmtal solutions, Palm Beach, FL, director.

Audit Committee

The entire board of directors of the GlobalNet is acting as the Company's audit committee. GlobalNet has determined that David Halpern is an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                                                                          Transactions not     Known failures to
      Name and Relationship                    Number of late reports     timely reported    file a required form
      ---------------------                    -----------------------    ---------------         ---------------
      Mark T. Wood, Chairman of the Board
      and Chief Executive Officer                          2                     4                     0
      David F. Levy, President                             1                     0                     1
      Thomas G. Seifert, Chief Financial
      Officer and Secretary                                2                     3                     0
      David Halpern, Director                              1                     0                     1
      Growth Enterprise Fund, S.A., 10%
      shareholder                                          1                     1                     0

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. The Company's Code of Ethics is filed as Exhibit 99.3 to the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid by us with respect to the fiscal year ended December 31, 2003 to our Chief Executive Officer, and all other executive officers whose total cash compensation exceeded $100,000 in the fiscal year ended December 31, 2003.

                                               SUMMARY COMPENSATION TABLE
                              Annual Compensation                       Long-Term Compensation
                              -------------------                       ----------------------
                                                     Other       Restricted    Securities
                                                     Annual      Stock         Underlying                  All Other
Name and Principal              Salary     Bonus     Compens     Award(s)      Options/        LTIP Pay    Compensation
Position                Year     ($)        ($)      -ation        ($)         SAR's (#)       -outs ($)      ($)
--------------------    ----    ------     -----     -------    ------------   ----------      --------    ------------

Mark T. Wood, Chief     2003   133,278     ---       ---        28,073,000 sh  ---             ---         ---
Executive Officer       2002    96,000     ---       ---        13,984,500 sh  ---             ---         ---
                        2001    44,000     ---       ---         2,500,000 sh  ---             ---         ---

David F. Levy,          2003       ---     ---       ---        ---            ---             ---         ---
President

David Halpern,          2003       ---     ---       ---        ---            ---             ---         ---
Director (1)

Thomas G. Seifert,      2003   119,231     ---       ---        14,401,000 sh  ---             ---         ---
Chief Financial         2002    96,000     ---       ---        13,984,500 sh  ---             ---         ---
Officer                 2001    72,000     ---       ---         1,750,000 sh  ---             ---         ---

          (1) As a member of the Board of Directors, David Halpern's annual compensation is $20,000 effective January 2004.

          (2) Mr. Seifert's employment is guaranteed under an employment contract that expires January 31, 2006. See attached exhibit for more details.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's Common Stock is authorized for issuance as the fiscal year ended December 31, 2003.

                          EQUITY COMPENSATION PLAN INFORMATION
                                                                     NUMBER OF
                                                                     SECURITIES
                                                                     REMAINING
                          NUMBER OF                             AVAILABLE FOR FUTURE
                       SECURITIES TO BE                            ISSUANCE UNDER
                         ISSUED UPON        WEIGHTED-AVERAGE           EQUITY
                         EXERCISE OF       EXERCISE PRICE OF        COMPENSATION
                         OUTSTANDING          OUTSTANDING         PLANS (EXCLUDING
                      OPTIONS, WARRANTS    OPTIONS, WARRANTS    SECURITIES REFLECTED
                          AND RIGHTS           AND RIGHTS          IN COLUMN (a))
  PLAN CATEGORY              (a)                  (b)                   (c)
====================================================================================
Equity
compensation plans
approved by
security holders             -0-                  -0-                   -0-
====================================================================================
Equity
compensation plans
not approved by
security holders             -0-                  -0-                   -0-
====================================================================================
TOTAL                        -0-                  -0-                   -0-
====================================================================================

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2004. The information in this table provides the ownership information for:

          o each person known by us to be the beneficial owner of more than 5% of our common stock;
          o    each of our directors;
          o    each of our executive officers; and
          o    our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.


NAME AND ADDRESS OF                       NUMBER OF SHARES        PERCENTAGE
BENEFICIAL OWNER                          BENEFICIALLY OWNED      OUTSTANDING
--------------------------------          ------------------      -----------
Growth Enterprise Fund, S.A. (1)
    Sea Orchard
    Elms Avenue - Poole
    Dorsett BH14 8EE
    United Kingdom                            14,445,814,835              94%

Mark T. Wood (2)
   Chairman and CEO
   2204 Timberloch Place, Suite 140
   The Woodlands, Texas 77380                    817,982,000              48%

David F. Levy
   President
   2204 Timberloch Place, Suite 140
   The Woodland, TX 77380                                  0               0%

Thomas G. Seifert
   Chief Financial Officer and Secretary
   10940 S Parker Road, Suite 451
   Parker, Colorado 8134                          31,598,704               3%

David Halpern
   Director
   2204 Timberloch Place, Suite 140
   The Woodland, TX 77380                                  0               0%

Zahi Salah
   Hadness
   Golan Heights, 12950 Israel                   100,000,000              11%

Ulisse Sensi
   Localita Scalelle SNC Longone
   Sabino (Rieti) 02020 Italy                    100,000,000              11%

All Executive Officers and Directors as
   a Group (4 persons) (3)                       849,580,740              54%

(1) Includes 100,000,000 shares of common stock currently outstanding and 4,595,814,835 shares of common stock issuable and 9,750,000,000 shares issuable upon conversion of 100,000 shares of Series A Preferred Stock.
(2) Includes 159,245,750 shares of common stock currently outstanding and 658,736,250 shares of common stock issuable upon conversion of the convertible debenture in the amount of $1,053,978.
(3) Includes 190,844,454 shares of common stock currently outstanding and 658,736,250 shares of common stock issuable upon conversion of the convertible debenture in the amount of $1,053,978.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2004, before giving effect to any future issuances or potential issuances of our common stock upon:

o        issuance of any additional shares to Growth Enterprise Fund, S.A.;
o        exercise of any options or warrants; or
o        conversion of any convertible preferred stock or notes.



NAME AND ADDRESS OF                       NUMBER OF SHARES        PERCENTAGE
BENEFICIAL OWNER                          BENEFICIALLY OWNED      OUTSTANDING
----------------------------              ------------------      -----------
Growth Enterprise Fund, S.A.
    Sea Orchard
    Elms Avenue - Poole
    Dorsett BH14 8EE
    United Kingdom                               100,000,000              11%

Mark T. Wood
   Chairman and CEO
   2204 Timberloch Place, Suite 140
   The Woodlands, Texas 77380                    159,245,750              18%

David F. Levy
   President
   2204 Timberloch Place, Suite 140
   The Woodland, TX 77380                                  0               0%

Thomas G. Seifert
   Chief Financial Officer and Secretary
   10940 S Parker Road, Suite 451
   Parker, Colorado 8134                          31,598,704               3%

David Halpern
   Director
   2204 Timberloch Place, Suite 140
   The Woodland, TX 77380                                  0               0%

Zahi Salah
   Hadness
   Golan Heights, 12950 Israel                   100,000,000              11%

Ulisse Sensi
   Localita Scalelle SNC Longone
   Sabino (Rieti) 02020 Italy                    100,000,000              11%

All Executive Officers and Directors as
   a Group (4 persons)                           190,844,454              21%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As part of the acquisition dated August 21, 2003, iDial issued a note to Growth Enterprise Fund, S.A. for $500,000. This note was repaid during 4th Quarter 2003.

On February 2, 2004, the Company hired Deborah Halpren, who is the wife of David Halpren, as an administrative assistant.

On February 9, 2004, David Halpern received $3,334 as compensation for his service as a member of the Company's board of directors for January and February 2004.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index to Exhibits:

Exhibit No.        Description of Exhibit
-----------        ------------------------------------------------------------
2.1                Articles of Merger merging a wholly owned subsidiary into
                   iDial Networks, Inc. pursuant to Section 92A.180 of the Revised Statutes Annotated of the State of Nevada. (1)

2.2 Stock Purchase Agreement by and among GlobalNet Systems, Inc, GlobalNet, Inc. and The Titan Corporation dated May 20, 2003. (3)

2.3 Assignment and Assumption of Stock Purchase Agreement dated August 21, 2003 between GlobalNet Systems, Inc. and iDial Networks, Inc. (3)

2.4 Securities Purchase Agreement dated August 21, 2003 by and between iDial Networks, Inc., Growth Enterprise Fund, S.A. and GlobalNet Systems, Inc. (3)

2.5 Asset Purchase Agreement dated August 7, 2003 by and between iDial Networks, Inc. and GBLK Communications, LLC. (3)

3.1                Certificate of Incorporation. (8)

3.2 Certificate of Amendment to the Certificate of Incorporation. (9)

3.3                Certificate of Designation of Series A Preferred Stock.

3.4                Certificate of Designation of Series B Preferred Stock.

3.5                Bylaws.

4.1 Agreement dated March 2, 2004 between GlobalNet Corporation, The N.I.R. Group LLC and Growth Enterprise Fund S.A.

4.2 Securities Purchase Agreement dated August 21, 2003 between iDial Networks, Inc. and AJW Partners, LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and AJW Managed Account. (3)

4.3 Secured Convertible Debenture with AJW Partners, LLC dated August 21, 2003. (3)

4.4 Secured Convertible Debenture with AJW Offshore Ltd. dated August 21, 2003. (3)

4.5 Secured Convertible Debenture with AJW Qualified Partners, LLC dated August 21, 2003. (3)

4.6 Secured Convertible Debenture with New Millennium Capital Partners II, LLC dated August 21, 2003. (3)

4.7 Secured Convertible Debenture with AJW Managed Account dated August 21, 2003. (3)

4.8 Security Agreement dated August 21, 2003 between iDial Networks, Inc. and AJW Partners, LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and AJW Managed Account. (3)

4.9 Intellectual Property Security Agreement dated August 21, 2003 between iDial Networks, Inc. and AJW Partners, LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and AJW Managed Account. (3)

4.10 Registration Rights Agreement dated August 21, 2003 between iDial Networks, Inc. and AJW Partners, LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and AJW Managed Account. (3)

4.11 Common Stock Purchase Warrant with AJW Offshore, Ltd. dated February 6, 2003. (10)

4.12 Common Stock Purchase Warrant with AJW Partners, LLC. dated February 6, 2003. (10)

4.13 Common Stock Purchase Warrant with AJW Qualified Partners, LLC dated February 6, 2003. (10)

4.14               Convertible Debenture with AJW Offshore, Ltd. dated
                   February 6, 2003. (10)

4.15               Convertible Debenture with AJW Partners, LLC. dated
                   February 6, 2003. (10)

4.16 Convertible Debenture with AJW Qualified Partners, LLC. dated February 6, 2003. (10)

4.17 Securities Purchase Agreement for the $750,000 financing entered on February 6, 2003. (10)

4.18               Security Agreement dated February 6, 2003. (10)

4.19               Intellectual Property Security Agreement dated February 6,
                   2003. (10)

4.20               Registration Rights Agreement dated February 6, 2003. (10)

4.21               Guaranty and Pledge Agreement by Mark T. Wood dated
                   February 6, 2003. (10)

4.22               Note Purchase Agreement entered between iDial Networks, Inc.
                   and Mark Wood dated March 31, 2000. (10)

4.23               Convertible Promissory Note with Mark Wood dated March 31,
                   2000. (10)

4.24               Amendment No. 1 to the Note Purchase Agreement dated
                   February 4, 2003. (10)

4.25               Convertible Debenture with AJW Offshore, Ltd. dated
                   February 21, 2003. (11)

4.26               Convertible Debenture with AJW Partners, LLC. dated
                   February 21, 2003. (11)

4.27               Convertible Debenture with AJW Qualified Partners, LLC.
                   dated February 21, 2003. (11)

4.28 Common Stock Purchase Warrant with AJW Offshore, Ltd. dated February 21, 2003. (11)

4.29 Common Stock Purchase Warrant with AJW Partners, LLC. dated February 21, 2003. (11)

4.30 Common Stock Purchase Warrant with AJW Qualified Partners, LLC. dated February 21, 2003. (11)

4.31               Convertible Debenture with AJW Offshore, Ltd. dated February
                   21, 2003. (11)

4.32               Convertible Debenture with AJW Partners, LLC. dated February
                   21, 2003. (11)

4.33               Convertible Debenture with AJW Qualified Partners, LLC.
                   dated February 21, 2003. (11)

4.34 Common Stock Purchase Warrant with AJW Offshore, Ltd. dated February 21, 2003. (11)

4.35 Common Stock Purchase Warrant with AJW Partners, LLC. dated February 21, 2003. (11)

4.36 Common Stock Purchase Warrant with AJW Qualified Partners, LLC. dated February 21, 2003. (11)

4.37 Securities Purchase Agreement for the $3,000,000 financing entered on May 9, 2003. (11)

4.38               Convertible Debenture with AJW Qualified Partners, LLC.
                   dated May 9, 2003. (11)

4.39               Convertible Debenture with AJW Offshore, Ltd. dated May 9,
                   2003. (11)

4.40               Convertible Debenture with AJW Partners, LLC. dated May 9,
                   2003. (11)

4.41 Convertible Debenture with New Millennium Capital Partners II, LLC dated May 9, 2003. (11)

4.42 Common Stock Purchase Warrant with AJW Qualified Partners, LLC. dated May 9, 2003. (11)

4.43               Common Stock Purchase Warrant with AJW Offshore, Ltd. dated
                   May 9, 2003. (11)

4.44               Common Stock Purchase Warrant with AJW Partners, LLC dated
                   May 9, 2003. (11)

4.45 Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC dated May 9, 2003. (11)

4.46               Registration Rights Agreement dated May 9, 2003. (11)

4.47               Intellectual Property Security Agreement dated May 9, 2003.
                   (11)

4.48               Security Agreement dated May 9, 2003. (11)

4.49 Convertible Debenture with AJW Qualified Partners, LLC dated June 23, 2003. (11)

4.50               Convertible Debenture with AJW Offshore, Ltd. dated June 23,
                   2003. (11)

4.51               Convertible Debenture with AJW Partners, LLC. dated June 23,
                   2003. (11)

4.52 Convertible Debenture with New Millennium Capital Partners II, LLC dated June 23, 2003. (11)

4.53 Common Stock Purchase Warrant with AJW Qualified Partners, LLC. dated June 23, 2003. (11)

4.54 Common Stock Purchase Warrant with AJW Offshore, Ltd. dated June 23, 2003. (11)

4.55 Common Stock Purchase Warrant with AJW Partners, LLC dated June 23, 2003. (11)

4.56 Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC dated June 23, 2003. (11)

4.57 Letter Agreement dated June 23, 2003 entered between the Company and AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC. (11)

4.58 Letter Agreement dated June 27, 2003 entered between the Company and AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC. (11)

10.1 Settlement Agreement and Release of Claims by and among The Titan Corporation, GlobalNet Systems, Inc., GlobalNet Corporation and Growth Enterprise Fund, S.A. dated December 29, 2002. (2)

10.2 Amended and Restated Convertible Note issued to The Titan Corporation dated December 29, 2003. (2)

10.3 Registration Rights Agreement by and between The Titan Corporation and GlobalNet Corporation dated December 29, 2002. (2)

10.4 Lock-Up Agreement by and among The Titan Corporation, GlobalNet Corporation and Growth Enterprise Fund, S.A. dated December 29, 2002. (2)

10.5 Assignment and Assumption Agreement dated August 21, 2003 by and between The Titan Corporation and Growth Enterprise Fund, S.A. (3)

10.6 Reimbursement Agreement dated August 21, 2003 by and between The Titan Corporation and iDial Networks, Inc. (3)


10.7 Promissory Note dated July 24, 2003 payable by GlobalNet, Inc. to The Titan Corporation. (3)

10.8 Promissory Note dated August 21, 2003 payable by iDial Networks, Inc. to The Titan Corporation. (3)

10.9 Pledge Agreement dated August 21, 2003 by and between The Titan Corporation and iDial Networks, Inc. (3)

10.10 Promissory Note dated August 21, 2003 payable by iDial Networks, Inc. to Growth Enterprises Fund, S.A. (3)

10.11 Employment Agreement dated February 1, 2003, by and between iDial Networks, Inc. and Thomas G. Seifert.

10.12 Settlement Agreement and Mutual Release dated April 12, 2004, by and between GlobalNet Corporation, Callflow Limited and John Molnar.

14.1 Code of Ethics and Business Conduct of Officers, Directors and Employees. (4)

16.1               Letter from Lieberman, dated April 5, 2002. (5)

16.2               Letter from Lieberman, dated March 29, 2002. (6)

16.3               Letter from Lieberman, dated March 15, 2002. (7)

21.1               List of Subsidiaries.

31.1 Certification by Mark T. Wood, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Thomas G. Seifert, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Mark T. Wood, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Thomas G. Seifert, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (1) Incorporated by reference to the Company's Form 8-K filed on December 29, 2003.
   (2) Incorporated by reference to the Company's Form 8-K filed on January 2, 2004.
   (3) Incorporated by reference to the Company's Form 8-K filed on September 5, 2003.
   (4) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 31, 2003.
   (5) Incorporated by reference to the Company's Form 8-K/A filed on April 5, 2002.
   (6) Incorporated by reference to the Company's Form 8-K/A filed on April 4, 2002.
   (7) Incorporated by reference to the Company's Form 8-K filed on April 3, 2002.
   (8)  Incorporated by reference to the Company's Form 10-SB on April
        13, 2000.
   (9) Incorporated by reference to the Company's Schedule 14C filed on September 19, 2003.
   (10) Incorporated by reference to the Company's Form SB-2 filed on February 12, 2003.
   (11) Incorporated by reference to the Company's Form SB-2 filed on July 2, 2003.

(b) Reports on Form 8-K:

On November 4, 2003, the Company filed a current report on Form 8-K/A amending disclosure of the acquisition of GlobalNet, Inc. and the appointment of a new director and officer. The Company filed the following financial statements with the Form 8-K/A: (1) audited financial statements of GlobalNet, Inc. for the years ended December 31, 2002 and December 31, 2001; (2) unaudited financial statements of GlobalNet, Inc. for the six-month period ended June 30, 2003; (3) unaudited pro forma combined balance sheet for the Company as of June 30, 2003;
(4) unaudited pro forma combined statement of operations of the Company for the six months ended June 30, 2003; and (5) unaudited pro forma combined statement of operations of the Company for the year ended December 31, 2002.

On December 29, 2003, the Company filed a current report on Form 8-K disclosing
(1) the merger of GlobalNet, Inc. into iDial Networks, Inc., and (2) a change of the Company's name from iDial Networks, Inc. to GlobalNet Corporation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      1            2            3            4            5           6            7            8
----------------------------------------------------------------------------------------------------------
Fiscal Year                Audit-Related Percentage    Tax Fees    Percentage   All Other    Percentage
Ending        Audit Fees   Fees          of              (3)       of Tax       Fees         of All
                  (1)       (2)          Audit-Related             Services                  Other
                                         Services                  that were                 Services
                                         that were                 approved by               that were
                                         approved by               the audit                 approved by
                                         the audit                 committee                 the audit
                                         committee                   (4)                     committee
                                           (4)                                                  (4)
----------------------------------------------------------------------------------------------------------
Year Ended
December 31,
2003            125,446       24,313        100%       16,520        100%         -0-          N/A

----------------------------------------------------------------------------------------------------------

Audit-related fees were incurred in connection with registration statement filings, Form 8-K filings and information statement filings

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               GLOBALNET CORPORATION (f/k/a iDial Networks, Inc.)

             By: /s/ Mark T. Wood
                 -----------------------------
                 Mark T. Wood, Chairman of the Board and Chief Executive Officer

                 Dated: April 16, 2004


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /s/ Mark T. Wood
                 -----------------------------
                 Mark T. Wood, Chairman of the Board and Chief Executive Officer

                 /s/ David F. Levy
                 -----------------------------
                 David F. Levy, President

                 /s/ Thomas G. Seifert
                 -----------------------------
                 Thomas G. Seifert, Chief Financial Officer and Secretary

                 /s/ David Halpern
                 -----------------------------
                 David Halpern, Director

                 Dated: April 16, 2004

                                 IMPORTANT NOTE:

KPMG, LLP ("KPMG"), the former auditor of our wholly-owned subsidiary, GlobalNet, Inc., has not consented to the inclusion of their audit report for GlobalNet, Inc.'s 2002 financial statements in this report. GlobalNet Corporation's independent public accountants are undertaking to complete an audit of GlobalNet, Inc.'s 2002 financial statements, which audit is not yet complete. Accordingly, there is no independent public auditor's report covering GlobalNet, Inc.'s fiscal year 2002 financial statements set forth in this annual report. GlobalNet Corporation intends to file an amendment to this annual report to include audited consolidated 2002 financial statements, and will make such other additional or supplemental disclosure as it may deem necessary.

The Company has been advised that the staff of the Securities and Exchange Commission has taken the position that this report is deficient because the 2002 Financial Statements are not accompanied by an auditor's report as required by Rule 210.2-02 of Regulation S-X.

On August 21, 2003, the Company acquired all of the issued and outstanding capital stock of GlobalNet, Inc. Prior to the acquisition of GlobalNet, Inc. by the registrant, KPMG audited the consolidated financial statements of GlobalNet, Inc. for the year ended December 31, 2002 (the "2002 Financial Statements"). The 2002 Financial Statements were included in the Company's Form 8-K/A filed with the Commission on November 4, 2003 and the Company's Information Statement on
Schedule 14C filed with the Commission on October 7, 2003. The 2002 Financial Statements included in both the Form 8-K/A and Information Statement were accompanied by KPMG's report dated May 30, 2003 with KPMG's consent in accordance with Regulation S-X Section 2-02(a).

The 2002 Financial Statements are necessary to be included in the Company's Form 10-KSB for the year ended December 31, 2003 (the "Form 10-KSB") in accordance with Regulation S-X Section 3-05(b)(4)(iii). The registrant was anticipating that KPMG would issue its report for inclusion in the Form 10-KSB. As late as the morning of Thursday, March 25, 2004, KPMG indicated that it would provide the audit report. After the close of business on March 25, 2004, KPMG alerted the registrant that it would not consent to inclusion of its report for the 2002 Financial Statements in the Form 10-KSB. KPMG has not provided the registrant with any written statement on its refusal to withhold its report other than a letter dated March 30, 2004 indicating that KPMG's refusal to provide its report is because KPMG had not been retained by the Company. KPMG's only other reason given for such withholding was oral stating that KPMG did not want to accept the Company as a client. The Company's management believes that there are no disagreements, and KPMG has not informed the Company's management that there are any disagreements, with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to the 2002 Financial Statements.

The Company has requested that the Company's principal independent accountants, Ehrhardt Keefe Steiner & Hottman PC ("EKS&H"), and EKS&H has agreed, to audit, and provide its report with respect to, the financial statements of GlobalNet, Inc. for the year ended December 31, 2002 in lieu of the 2002 Financial Statements.

The registrant intends to file an amendment to this Form 10-KSB within 60 days of the original due date of the Form 10-KSB (excluding any additional period under Rule 12b-25), that presents (i) the financial statements audited by an independent public accountant other than KPMG, (ii) a discussion of any material changes from the 2002 Financial Statements, and (iii) any other section of the Form 10-KSB that should be amended, including without limitation, Management's Discussion and Analysis of Financial Condition and Results of Operations, to reflect any changes in the financial statements so filed by amendment. Except as provided above, no auditor has opined that the 2002 Financial Statements present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders' equity of GlobalNet, Inc. for the periods reported in the 2002 Financial Statements in accordance with generally accepted accounting principles.

                     GlobalNet Corporation and Subsidiaries

                        Consolidated Financial Statements

                           December 31, 2003 and 2002




                                TABLE OF CONTENTS




                                                                            Page

Independent Auditors' Report                                                 F-2


Consolidated Financial Statements:


         Consolidated Balance Sheet                                          F-3
         Consolidated Statements of Operations and Comprehensive Loss        F-4
         Consolidated Statements of Stockholders' Equity                     F-5
         Consolidated Statements of Cash Flows                               F-6
         Notes to Consolidated Financial Statements                          F-8

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of GlobalNet Corporation

We have audited the accompanying consolidated balance sheet of GlobalNet Corporation and subsidiaries (the Company) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlobalNet Corporation and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has negative working capital at December 31, 2003 and has experienced negative cash flows and a net loss for the twelve months ended December 31, 2003 and is in default on several notes payable. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 1 the Company adopted FAS 150 in 2003.



                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC


April 15, 2004
Denver, Colorado

                     GlobalNet Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                                 December 31,    December 31,
                           Assets                                   2003            2002
                                                                                 (unaudited)
                                                                --------------  -------------
Current assets:
    Cash                                                        $     405,373        981,296
    Accounts receivable, net of allowance for doubtful
      accounts of $1,250,803 and $2,318,159 respectively            2,778,798      4,551,574
    Prepaid expenses and other current assets                         236,307        376,415
    Carrier deposits                                                  432,266        578,072
                                                                --------------  -------------
             Total current assets                                   3,852,745      6,487,357

Property and equipment, net                                         2,628,947      3,317,141
Intangible assets, net                                              3,940,676           --
Goodwill                                                           38,280,042           --
Other assets                                                          372,171           --
                                                                --------------  -------------
           Total assets                                         $  49,074,580      9,804,498
                                                                ==============  =============
    Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                            $   3,975,323      4,513,930
    Due to MCI                                                      9,850,435      5,973,383
    Accrued expenses                                                1,394,746        868,694
    Due to related parties                                            159,745           --
    Payable to Parent, net of receivable                                --         1,761,991
    Restructuring reserve                                             137,668        526,822
    Deferred revenue                                                   37,854        103,595
    Current portion of notes payable                                   27,179           --
    Current portion of capital lease obligations                    2,749,146      5,321,454
    Note payable to MCI                                             3,681,939      3,883,414
    Note payable                                                    1,200,000           --
    Note payable to Parent                                              --        10,854,601
    Notes payable - Stockholders                                    1,440,005           --
    Notes payable -  net of discount of $1,649,788                    851,915
    Current portion of 5% mandatorily redeemable
      preferred stock (11,795 shares of Series
      A, accrued preferred dividend
      of $260,000, and liquidation preference of $1,713,000)        2,100,000           --
                                                                --------------  -------------
           Total current liabilities                               27,605,955     33,807,884

Capital lease obligations, net of current portion                       6,236      2,277,372
 5% mandatorily redeemable preferred stock (88,205 shares of
 of Series A and liquidation preference of $14,147,000)            13,760,000           --
                                                                --------------  -------------
           Total liabilities                                       41,372,191     36,085,256
                                                                --------------  -------------

Commitments and contingencies                                           --              --
                                                                --------------  -------------

Stockholders' equity (deficit):
    Common stock, $.005 par value, 1,000,000,000 shares
      authorized and 595,159,276 shares outstanding
     (December 31, 2003) and $0 par value,
      25,000 shares authorized and 1,000 shares
      outstanding (December 31, 2002)                               2,975,797            --
    Common stock to be issued in connection with business
      acquisition with $0.005 par value                            23,761,830            --
    Additional paid-in-capital                                     45,708,416     31,001,282
    Accumulated deficit                                           (64,743,654)   (57,282,040)
                                                                --------------  -------------
           Total stockholders' equity (deficit)                     7,702,389    (26,280,758)
                                                                --------------  -------------
           Total liabilities and stockholders' equity (deficit)    49,074,580      9,804,498
                                                                ==============  =============

          See accompanying notes to consolidated financial statements.

                     GlobalNet Corporation and Subsidiaries

                     Consolidated Statements of Operations

                                                                                              Twelve Months Ended
                                                                                        December 31,        December 31,
                                                                                            2003               2002
                                                                                                            (unaudited)
                                                                                    -------------------- ------------------

Revenue                                                                           $         102,214,126         98,977,054

Operating expenses:
    Data communications and telecommunications                                               96,275,470         90,797,555

    Network operations (exclusive of $643,929 for the year ended December 31,
      2002 reported below as non-cash
      stock compensation)                                                                     4,009,099          5,003,058

    Selling and marketing                                                                       815,265            675,499

    General and administrative (exclusive of $4,674,195 for the year ended
       December 31, 2002 reported below as non-cash
      stock compensation)                                                                     2,833,135          4,352,077

    Restructuring charges                                                                           987          1,113,112
    Fixed Asset write-off                                                                             -          4,145,564
    Goodwill write-off                                                                                -         50,300,000
    Bad debt expense                                                                             71,161            726,057
    Depreciation and amortization                                                             1,921,547          3,126,571
    Non-cash stock compensation                                                                       -          5,318,124
                                                                                    -------------------- ------------------

            Total operating expenses                                                        105,926,664        165,557,617
                                                                                    -------------------- ------------------

            Operating loss                                                                   (3,712,538)       (66,580,563)

    Interest on note to payable to Parent                                                      (617,950)          (554,601)
    Interest expense, net and non-cash financing costs                                       (3,131,124)        (2,253,549)

            Net loss                                                                         (7,461,612)       (69,388,713)
                                                                                    ==================== ==================

    Basic and diluted weighted average common shares outstanding                            204,418,740              1,000
            Basic and diluted loss per share                                      $               (0.04)           (69,389)
                                                                                    ==================== ==================

          See accompanying notes to consolidated financial statements.

                     GlobalNet Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                               For the Year Ended December 31,
                                                    2003         2002
                                                              (unaudited)
                                                 ------------ ------------
Cash flows from operating activities:
   Net loss                                       (7,461,612) (69,388,713)
   Adjustments to reconcile net loss to net
     cash provided by (used in)
     operating activities:
       Depreciation and amortization               1,921,547    3,126,571
       Fixed asset write-off                               -    4,145,564
       Goodwill write-off                                  -   50,300,000
       Provision for doubtful accounts                     -      726,057
       Noncash stock compensation                          -    5,318,124
       Noncash financing costs                     2,237,841    2,397,763
       Changes in assets and liabilities:
         Accounts receivable                       1,930,599   (2,015,693)
         Interest on Parent loan                     617,950      554,601
         Prepaid expenses and other current
          assets                                     140,108     (285,886)
         Carrier deposits                            198,580      (97,439)
         Accounts payable                         (1,646,783)  (5,148,956)
         Due to MCI                                3,877,052    2,774,315
         Restructuring reserve                      (389,154)    (586,290)
         Payable to Parent, net of receivable      1,520,663    1,761,991
         Deferred revenue                           (179,529)      75,408
         Accrued expenses                            (26,088)     177,707
                                                 ------------ ------------
           Net cash provided by (used in)
            operating activities                   2,741,174   (6,164,876)
                                                 ------------ ------------
Cash flows from investing activities -
   Payments to Titan and other business
    acquisition                                   (1,835,115)           -
   Cash overdraft acquired in connection
    with business acquisition                       (100,976)           -
   Purchase of property and equipment               (396,087)  (1,163,155)
                                                 ------------ ------------
       Net cash used in investing activities      (2,332,178)  (1,163,155)
                                                 ------------ ------------
Cash flows from financing activities:
   Proceeds from parent loans                      3,500,000   10,300,000
   Proceeds from Note - stockholders               1,750,000            -
   Loan acquistion fees and costs                   (140,000)           -
   Repayments on notes payable                    (1,050,000)
   Net (repayments) advances on MCI
    notes payable                                   (201,474)   1,087,322
   Principal payments on capital lease
    obligations                                   (4,843,444)  (4,719,273)
                                                 ------------ ------------
      Net cash (used in) provided by
       financing activities                         (984,918)   6,668,049
                                                 ------------ ------------
      Net increase (decrease) in cash               (575,921)    (659,982)

Cash at beginning of period                          981,296    1,641,278
                                                 ------------ ------------
Cash at end of period                                405,375      981,296
                                                 ============ ============

Supplemental disclosure cash flow information:
   Cash paid for interest                            512,395      969,065

Supplemental disclosure of noncash financing and investing activity:

   Conversion of convertible note into equity              -    2,201,386

   Conversion of former parent accured
    interest due into debt                         3,122,909

   Note payable extention fee added to
    note payable                                     250,000

   Issuance of mandatorily redeemable
    preferred stock in conection with
    business acquisition                          15,600,000            -


   Issuance of note payable to Growth in
    connection with business acquisition             500,000            -

   Issuance of note payable to Titan in
    connection business acquisition                1,500,000            -

   Value of equity instruments to be issued
    in business acquisition                       39,819,263            -

   Net assets acquired in connection with
    business acquisition
    (including cash acquisition costs
    of $1,936,091)                                59,355,353            -

   Common stock (1,000,000 shares)
    subsequently issued in connection
    with business acquisiton.                              -

   Common stock issued for legal settlement                -      227,500

          See accompanying notes to consolidated financial statements.

                      GLOBALNET CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
               Years ended December 31, 2003 and 2002 (unaudited)

                             GlobalNet Corporation
                        ---------------------------------------------------------------------------------
                                                                                 Additional
                              Common Stock                             Acq        paid-in    Accumulated    Deferred       Total
                          Shares         Amount        Acq Shares    Sh Amount    capital      deficit     compensation   deficit
                        -------------  ------------- -------------- ------------ ----------- ------------  ------------ ------------
Balance at December
 31, 2001 (unaudited)     21,382,313         32,379         --            --      25,477,950  (33,407,982)  (5,318,124) (13,215,777)

Conversion of
 convertible note
 (unaudited)               4,888,263          4,889         --            --       2,196,497       --            --       2,201,386

Issuance of shares
 for legal settlement
 (unaudited)                 350,000            350         --            --         227,150       --            --         227,500

Amortization of deferred
 compensation
 (unaudited)                    --             --           --            --           --          --        5,318,124    5,318,124

Cancellation of shares
 outstanding (unaudited) (26,619,576)       (37,618)        --            --          37,618       --            --           --

Net effect of purchase
 accounting adjustments
 (unaudited)                    --             --           --            --       3,062,067   45,514,655        --      48,576,722

Net loss for period
 (unaudited)                    --             --           --            --           --     (69,388,713)       --     (69,388,713)
                         -------------  ------------- -------------- ------------ ----------- ------------ ------------ ------------
Balance at December 31,
 2002                          1,000    $      --           --       $    --      31,001,282  (57,282,040)       --     (26,280,758)
                         -------------  ------------- -------------- ------------ ----------- ------------ ------------ ------------
Net effect of purchase
 accounting adjustments  495,158,276      2,475,797   4,852,366,000   24,261,830  14,707,134       --            --      41,662,532

Issuance of shares for
 business acquisition    100,000,000        500,000    (100,000,000)    (500,000)      --          --                          --

Net loss for period             --             --           --            --           --      (7,461,612)       --      (7,461,612)
                         -------------  ------------- -------------- ------------ ----------- ------------ ------------ ------------
Balance at December 31,
 2003                    595,159,276    $ 2,975,797   4,752,366,000  $23,761,830  45,708,416  (64,743,652)       --       7,702,391
                         =============  ============= ============== ============ =========== ============ ============ ============

          See accompanying notes to consolidated financial statements.

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1) Organization and Description of Business

GlobalNet, Inc. (GlobalNet or the Company) provides global telecommunications, including high quality voice, fax, and other value-added applications on a wholesale basis over a managed Internet Protocol network to international carriers and other communication service providers in the United States and internationally.

GlobalNet was formed on May 30, 2000, when GlobalNet International, Inc. (GII) merged with a subsidiary of Rich Earth, Inc. (Rich Earth) pursuant to an agreement (the Merger Agreement) whereby 20,000,000 shares of Rich Earth common stock were exchanged for 100% of the common stock of GII in a transaction accounted for as a reverse acquisition (Merger) of Rich Earth by GII using the purchase method of accounting. Prior to raising approximately $2.5 million to fund an acquisition by GII in a contemplated transaction as described herein, Rich Earth was a nonoperating public shell corporation with nominal assets. GII management controlled the combined company after the transaction. After the closing of the merger, Rich Earth changed its name to GlobalNet, Inc.

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

On May 20, 2003, Growth Enterprise Fund, S.A. ("GEF") entered into a Stock Purchase Agreement with Titan to acquire 100% of the common stock of GlobalNet. Subsequently, on August 21, 2003, iDial entered into an Assignment and Assumption Agreement with GEF and Titan, whereby GEF transferred to iDial all its rights and obligations under the Stock Purchase Agreement in exchange for 60% of iDial's outstanding common stock (after taking into consideration the potential dilution from certain convertible debentures), 100,000 shares of Series A Preferred Stock. Refer to Note (3) for further information.

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

The Company is subject to risks and uncertainties common to growing telecommunications-based companies, including rapid technological changes, low

                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

costs to customers of switching from carrier to carrier, failed alliances, and pricing pressures in the international long distance market.

(2) Summary of Significant Accounting Policies

                           Principles of Consolidation

The consolidated financial statements for all periods presented include the accounts of GlobalNet Corporation and its wholly owned subsidiaries, GlobalNet International, Inc. and others included in Exhibit 21.1. All intercompany accounts and balances have been eliminated in consolidation.

The accompanying audited consolidated financial statements reflect the acquisition of GlobalNet by iDial on August 25, 2003, which was treated as a reverse acquisition with GlobalNet identified as the accounting acquiror as discussed in Note (3). Accordingly, all previous periods presented reflect the audited financial statements of GlobalNet and, therefore, such financial statements differ from the financial statements reported in iDial's previous filings.

                                Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

                       Fair Value of Financial Instruments

Financial instruments consist principally of accounts receivable, carrier deposits, accrued expenses, accounts payable, notes payable, and capital leases. The estimated fair values of these instruments approximates their carrying values.

                                    Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two step methodology. The initial step requires the Company to assess whether indications of impairment exist. If indications of impairment are determined to exist, the second step of measuring impairment is performed, wherein the fair value of the relevant reporting unit is compared to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is impaired.

                         Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment, in accordance with the provisions established under Statement of SFAS no.144, "Accounting for the Impairment or Disposal of Long Lived-Assets", when events or changes in circumstances indicate that the related carrying amount may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis is less that the carrying amount of the related assets. An impairment is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations.

                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               Revenue Recognition

The Company's revenue consists of the sale of wholesale carrier voice and fax, via an international network. Revenue is recognized as services are rendered. In order to mitigate risk of loss, several customers prepay for their services, in which case revenue is deferred and is recognized as minutes are utilized.

                                 Finance Charges

The Company records as financing costs in its statement of operations amortization of in-the-money conversion features on convertible debt accounted for in accordance with EITF 98-5 and 00-27, amortization of discounts from warrants issued with debt securities in accordance with APB No. 14 and amortization of discounts resulting from other securities issued in connection with debt based on their relative fair values, and any value associated with inducements to convert debt in accordance with Statement of Financial Accounting Standards No. 84 (SFAS No 84). The Company records these financing costs as a component of interest expense in the consolidated statement of operations.


                        Research and Development Expenses

The Company charges research and development expenses incurred in the development, expansion, operation, and support of the Company's global Internet Protocol network to network research and development as incurred.

                            Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity's accounting policy decisions with respect to the stock-based employee compensation on reported results of operations. The Company has adopted the disclosure-only provisions on the Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for stock options issued to employees, officers and directors under the stock option plan. Had compensation cost for the Company's options issued to employees, officers and directors been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 124, the Company's net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:


                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                            2 0 0 3        2 0 0 2
                                                                            -------        -------
Pro forma net loss:
    Net loss for the year, as reported .......................          $ (7,461,612)   $(69,388,713)
    Deduct: stock-based compensation determined under APB 25..                     -       5,310,627
    Add: stock-based compensation determined under SFAS 123...                     -      (5,419,421)
                                                                        -------------   -------------

    Pro forma net loss .......................................          $ (7,461,612)   $(69,497,507)
                                                                        -------------   -------------

Net loss per share - basic and diluted:
    As reported ..............................................          $      (0.04)   $    (69,389)
    Pro forma ................................................          $      (0.04)   $    (69,498)

                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:


                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         2 0 0 3        2 0 0 2
                                                                     (unaudited)
                                                         -------        -------
Approximate risk free rate                                   %            6.3%
Average expected life
Dividend Yield                                              -%        3.7 Years
Volatility                                                   %           65.0%

Estimated fair value of total options granted            $  -       $5,419,421


                               Net Loss Per Share

The Company applies the provision of Statement of Financial Accounting Standard No. 128, "Earnings Per Share"(FAS 128). All dilutive potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share. The Company's basic and diluted loss per share are equivalent and accordingly only basic loss per share has been presented.

The following table reflects the effects of dilutive securities as of December 31, 2003, including the effects of subsequent revisions to conversion rates on convertible securities.


Dilutive effects of warrants                                          3,891,666
Dilutive effects of convertible preferred shares                  9,912,500,000
Dilutive effects of convertible debtentures                       2,477,000,000

                                                              ------------------
Total Potential future dilutive securities                       12,393,391,666



                                   Derivatives

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) which was later amended by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133 and by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (collectively, the Standard). The Standard requires companies to record derivative instruments on the balance sheet as assets or liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivatives and whether they qualify for hedge accounting. The Standard was required to be adopted for financial statements issued for the fiscal year ending December 31, 2003. As the Company does not currently engage in derivatives or hedging transactions, there was no impact to the Company's results of operations, financial position, or cash flows upon the adoption of SFAS 133.

                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  Income Taxes

Prior to the March 21, 2002, the Company operated in the form of a limited liability company and accordingly, the Company's income tax liabilities were the responsibility of its members.

Subsequent to March 21, 2002, the Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (Statement 109), Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                              Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income is the total of net income or loss and other comprehensive income or loss. The effect of foreign currency exchange rates currently is the Company's only item which constitutes comprehensive income or loss.

                            Cash and Cash Equivalents

The company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its position with, and credit quality of, the financial institutions it invests with. As of the balance sheet date, the Company had no cash equivalents.

                      Recently Adopted Accounting Standards

 In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). Accordingly, all mandatory redeemable preferred stock has been presented as a liability in the accompanying balance sheet at December 31, 2003. All required dividend payments have also been included in the statement of operations as interest and financing costs.

                          Concentration of Credit Risk

The Company is subject to concentrations of credit risk, which consist principally of trade accounts receivable and cash and cash equivalents.

The Company maintains its cash balances at various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.

The majority of the Company's non-carrier customers prepay for their services. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to five years. Leasehold improvements are amortized based on the straight-line method over the shorter of the term of the lease, or the estimated useful life of the improvements.



(3) Business Acquisition

On May 20, 2003, GEF entered into a Stock Purchase Agreement with Titan to acquire 100% of the common stock of GlobalNet in exchange for the assumption of certain liabilities of Titan (the "assumed liabilities"), and certain cash payment totaling approximately $1,500,000.

Subsequently, on August 22, 2003, iDial entered into an Assignment and Assumption Agreement with GEF and Titan (the "Assignment"), whereby GEF transferred to iDial all its rights and obligations under the Stock Purchase Agreement, including the right to receive all of the issued and outstanding common stock of GlobalNet. On August 21, 2003, amendments were made to the Stock Purchase Agreement to reflect certain payments made by GlobalNet after the date of the Stock Purchase Agreement. In connection with the Stock Purchase Agreement and the Assignment, promissory notes and accrued interest payable in the aggregate amount of approximately $15.6 million payable by GlobalNet to Titan were assigned to iDial (the "GlobalNet Notes"). As consideration for the Acquisition, iDial and GEF engaged in the following transactions with Titan:

o iDial issued a $1,500,000 principal amount promissory note to Titan (the "Titan Note"), of which $550,000 was repaid on during 2003;

o iDial paid $1,500,000 to Titan; and

o GEF paid $500,000 to Titan, which was repaid during 4th Quarter 2003.

In connection with the Assignment, on August 22, 2003, iDial entered into a Purchase Agreement with GEF whereby iDial issued to GEF a $500,000 principal amount promissory note, 100,000 shares of the iDial's Series A Preferred Stock and 60% of the Company's outstanding common stock after taking into consideration the potential dilution from certain convertible debentures. In connection with the transaction, iDial pledged 100% of the stock of GlobalNet and the GlobalNet Notes to Titan as collateral to secure payment of the assumed liabilities and the Titan Note.

The shares of Series A Preferred Stock carry limited voting rights, have a stated value of $156 per share and pay cumulative dividends at the rate of $7.80 per share per annum (5% of the stated value). Commencing on December 31, 2003, the Company is required to redeem $175,000 of the Series A Preferred Stock on the first business day of each month, which such payment shall be for accrued but unpaid dividends, and to the extent of any excess over such accrued but unpaid dividends, redemption of shares of Series A Preferred Stock. At the option of the holder, the Company must redeem additional shares of the Series A Preferred Stock from the Company's Free Cash Balance, as defined in the Series A Preferred Stock Certificate of Designation. In addition, if the Company fails to make dividend payments on the Series A Preferred Stock, the Series A Preferred Stock is convertible into the Company's common stock at the option of the holder.

In order to fund the costs of the transaction, on August 22, 2003, iDial entered into a Securities Purchase Agreement with unrelated investors, in which the investors provided funding in the amount of $1,750,000. In exchange for such investment, the investors received convertible debentures. The debentures issued pursuant to the August 2003 Securities Purchase Agreement bear interest at 12% per year, mature two years from the date of issuance, and are convertible into iDial's common stock, at a rate of $.0016 per share; however, if at any time the market price of iDial's common stock is below $.0016, then the conversion price will be equal to the lesser of (i) $.0016, or (ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 60%.

                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

The purchase price consideration was determined as follows:



Value of shares to be issued                      $ 39,819,263
New note payable to Titan                            1,500,000
Note payable to GEF                                    500,000
Assumed current liabilities                          1,774,103
Assumed long-term debt                                 216,755
Transaction expenses                                 1,835,115
Preferred Stock                                     15,600,000
                                            -------------------
                                                  $ 61,245,236
                                            -------------------

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

The allocation of the purchase price was as follows:




Current assets                                       $ 109,621
Note receivable from GlobalNet                      15,595,460
Receivable from GlobalNet                            2,500,000
Property and equipment, net                            549,113
Identified intangible assets                         4,211,000
Goodwill                                            38,280,042
                                            -------------------
                                                  $ 61,245,236
                                            -------------------


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

Under the purchase method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair market values.

                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


The following unaudited pro forma condensed consolidated financial information gives effect to the acquisition of GlobalNet, Inc. (GlobalNet) by iDial Networks, Inc. (iDial) with GlobalNet identified as the accounting acquiror under the purchase method of accounting in accordance with SFAS No. 141. These pro forma condensed consolidated statements are presented for illustrative purposes only. They were prepared by combining GlobalNet's statement of operations for the year with the statement of operations of iDial as if the acquisition had occurred on January 1, 2002. These unaudited pro forma condensed consolidated financial statements do not give effect to any restructuring costs or to any potential cost savings or other operating efficiencies that could result from the merger. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma condensed consolidated financial statements do not purport to represent what the consolidated results of operations or financial position of GlobalNet would actually have been if the acquisition of GlobalNet by iDial had in fact occurred on the dates that we refer to below, nor do they purport to project the results of operations or financial position of GlobalNet for any future period or as of any date, respectively.

           Unaudited Pro Forma Combined Statements of Operations

                                                   For the Periods Ended
                                                December 31,      December 31,
                                                    2003               2002

Revenue                                        $ 106,392,970     $ 110,552,330
Loss from Continuing Operations                   (5,399,005)      (73,633,213)
Net Loss                                          (9,966,940)      (74,808,654)
Loss Per Share                                          (.02)             (.02)


 (4) Notes Payable

  Convertible Notes Payable

-------------------------------------------------------------------------------- ----------------------------
                                                                                        December 31,
-------------------------------------------------------------------------------- -------------- -------------
                                                                                     2003           2002
                                                                                                (Unaudited)
-------------------------------------------------------------------------------- -------------- -------------
$1,750,000 Convertible notes payable related to acquisition. Note is convertible into approximately 1,093,750,000 shares of Company's common stock at $.0016 per share.  If the Company's common stock price is below $.0016 then the conversion price will be adjusted to the lesser of $.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60%.  Interest at 12% due August
21, 2005. Subsequent to year end interest rate reduced to 6%.  Note contains a beneficial conversion feature which result in a charge to the statement of operations in 2003 of $315,000.  Note is recorded net of unamortized discount of $1,435,000 collateralized by all assets of the company.  Converted shares have registration rights. The note is currently in default.  Subsequent to year end the default was waived through May 1, 2004, which requires the
Company to have an effective Registration Statement by then.  As this event is
unikely, the balance of the note has been recorded as a current liability.      $  315,000            -

-------------------------------------------------------------------------------- -------------- -------------
$750,000 Convertible notes payable issued February 2003 assumed in acquisition by accounting acquiror. Convertible into approximately 157,500,000 shares of the company's common stock at $.0016 per share. If the Company's common stock price is below $.0016 then the conversion price will be adjusted to the lesser of
$.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60%. Interest at 12%
due February 2004 subsequent to year end interest reduced to 6% and due date extended to August 2005. The note contains a beneficial conversion feature which resulted in a charge to the statement of operations in 2003 of $136,096.
$498,297 was converted to common stock in 2003. Note recorded net of unamortized discount of $4,624 collateralized by all assets of the company. 2,250,000 warrants issued in conjunction with the note at a price of $.0016 per share. The warrants expire February 2008 and were assumed in the acquisition with iDial.
Converted shares have registration rights. The note is currently in default.
Subsequent to year end the default was waived through May 1, 2004, which requires the Company to have an effective Registration Statement by then. As this event is unikely, the balance of the note has been recorded as a current liability.
                                                                                   247,079            -
-------------------------------------------------------------------------------- -------------- -------------


                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

$500,000 Convertible notes payable issued May 2003 assumed in acquisition by accounting acquiror. Convertible into approximately 312,500,000 shares of the company's common stock at $.0016 per share. If the Company's common stock price is below $.0016 then the conversion price will be adjusted to the lesser of $.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60%. Interest at 12% due May 2004 subsequent to year end interest reduced to 6% and due date extended to August 2005. The note contains a beneficial conversion feature which resulted in a charge to the statement of operations in 2003 of $169,973. Note recorded net of unamortized discount of $210,165 collateralized by all assets of the company. Converted shares have registration rights. 1,500,000 warrants issued in conjunction with the note at interest price of $.0016. The warrants expire May
2008 and were assumed in the acquisition with iDial. Converted shares have registration rights. The note is currently in default. Subsequent to year end the default was waived through May 1, 2004, which requires the Company to have an effective Registration Statement by then. As this event is unikely, the balance of the note has been recorded as a current liability.

                                                                                   289,835             -
-------------------------------------------------------------------------------- -------------- -------------
                                                Total Convertible Notes Payable $  851,914             -
-------------------------------------------------------------------------------- -------------- -------------


Convertible Stockholder Notes Payable

-------------------------------------------------------------------------------- ----------------------------
                                                                                        December 31,
-------------------------------------------------------------------------------- ----------------------------
                                                                                     2003           2002
                                                                                                (Unaudited)
-------------------------------------------------------------------------------- -------------- -------------
Convertible notes payable to an officer of thee Company (CEO).  Non-Interest bearing. Convertible into approximately 659,000,000 shares of common stock at
$.0016 per share due on demand.  Assumed in acquisition of iDial.  At the date of acquisition the note was modified which resulted in a beneficial conversion feature immediately amortized as a charge to the statement of operations in
2003 of $1,053,978.                                                             $ 1,053,978            -
-------------------------------------------------------------------------------- -------------- -------------
Convertible notes payable to a shareholder related to acquired technology.
Non-Interest bearing. Convertible into approximately 74,000,000 shares of common stock at $.0016 per share due February 2005. Assumed in acquisition of iDial. At the date of acquisition the note was modified which resulted in a beneficial conversion feature immediately amortized as a charge to the
statement of operations in 2003 of $118,000.                                      118,000              -
-------------------------------------------------------------------------------- -------------- -------------
Convertible notes payable to a third party vendor. Non-Interest bearing.
Convertible into approximately 168,000,000 shares of common stock at $.0016 per share due on demand. Assumed in acquisition of iDial. At the date of acquisition the note was modified which resulted in a beneficial conversion feature immediately amortized as a charge to the statement of operations in
2003 of $268,027.                                                                  268,027              -
-------------------------------------------------------------------------------- -------------- -------------
                                    Total Convertible Shareholder Notes Payable $ 1,440,005             -
-------------------------------------------------------------------------------- -------------- -------------


                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Notes Payable

-------------------------------------------------------------------------------- ----------------------------
                                                                                        December 31,
-------------------------------------------------------------------------------- ----------------------------
                                                                                     2003           2002
                                                                                                (Unaudited)
-------------------------------------------------------------------------------- -------------- -------------
Note payable to MCI.  Interest at 6%. Monthly payments of $220,000. Final payment of $114,906 due June 2005. Collateralized by all assets of the
Company. The note is currently in default and provides for a default rate of
interest of 18%.                                                                $ 3,681,939             -
-------------------------------------------------------------------------------- -------------- -------------
Acquisition note payable to a third party. Non-Interest bearing. Principal payments of $25,000 per week. Note is convertible after registration statement is effective. Conversion price is at the then current market price of the
Company's common stock. Collateralized by all assets of the Company. The note was originally due on December 31, 2003. The Company failed to make the required payment of $1,000,000 on December 31, 2003. Subsequently the Company entered into an agreement to extend the note on December 29, 2003. The Company paid
$250,000 as an extension fee to the holder as consideration for granting the extension to March 31, 2004. The note was subsequently defaulted on. The company is in good faith negotiations to reach a mutually acceptable resolution.
                                                                                  1,200,000              -
-------------------------------------------------------------------------------- -------------- -------------
Note payable to a third party vendor. Paid in full in 2003                                -      3,883,414

-------------------------------------------------------------------------------- -------------- -------------


Mandatory Redeemable Preferred Stock

-------------------------------------------------------------------------------- ----------------------------
                                                                                        December 31,
-------------------------------------------------------------------------------- ----------------------------
                                                                                     2003           2002
                                                                                                (Unaudited)
-------------------------------------------------------------------------------- -------------- -------------
100,000 shares ($156 per share ) Preferred Stock issued in conjunction with acquisition of iDial to Growth Enterprise Fund.  Liquidation preference of
$15,860,000 at December 31, 2003.  Payments of $87,500 on the 10th and 20th
day each month plus interest at 5% (including $260,000 of accrued interest at
December 31, 2003). Convertible into 2,143,000 shares of common stock at
$.0074 per share.  The preferred holder has 60% equivalent voting rights of the common shares until the required acquisition shares are issued. The conversion rate of the preferred stock was modified to $.0016 on March 2, 2004 which increased the number of common shares issuable upon conversion to
9,912,500,000.  On April 6, 2004 the holder agreed to convert current and future principle and interest through June 2004 into common stock as long as
subsequent debt service and interest payments continue to be made timely.       $15,860,000              -


                                                          Less Current Portion    2,010,000              -
                                                                                  ---------

                                                                                 13,850,000              -
-------------------------------------------------------------------------------- -------------- -------------

                      GLOBALNET CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Year Ending          MCI         Shareholder                Convertible     Preferred
December 31       Note Payable  Notes Payable  Titan Note   Debtentures        Stock          Total
---------------  -------------- ------------- ------------- -------------  ---------------  -------------
2004                3,681,939     1,440,005     1,200,000       851,915       2,100,000       9,273,859
2005                        -             -             -             -       2,100,000       3,295,209
2006                        -             -             -             -       2,100,000       2,100,000
2007                        -             -             -             -       2,100,000       2,100,000
2008                        -             -             -             -       2,100,000       2,100,000
>2009                       -             -             -             -       5,360,000       4,925,000
                 -------------- ------------- ------------- -------------  --------------- ---------------
Total               3,681,939     1,440,005     1,200,000       851,915      15,860,000      23,033,859
                 ============== ============= ============= =============  =============== ===============

     (5) Restructuring Charges

GlobalNet recorded a restructuring charge of $1,113,112 for the year ended December 31, 2002, which was increased by $987 for the twelve months ended December 31, 2003. Approximately $279,000 of the restructuring charge is related to the severance payment for certain employees terminated in July 2002 as part of a restructuring plan to reduce headcount and operating expenses.

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

The table below shows the expenses applied against the restructuring reserve for the twelve months ended December 31, 2003:

                                                                                             Balance
                                                    Balance of                                 of
                                                   Restructuring          Expenses        Restructuring
                                                      Reserve             applied            Reserve
                                                    December 31,          against           December 31,
                                                       2002               reserve              2003
                                                    (unaudited)
                                                  -------------------  -----------------  -----------------
Severance payments                                              $ -                $ -                $ -
Unused circuit leases                                       441,933           (314,385)           127,548
Closing costs of Marietta office                             13,554            (13,554)                 -
Underutilization cost of Lombard office                      71,335            (61,215)            10,120
                                                  -------------------  -----------------  -----------------
                                                          $ 526,822         $ (389,154)         $ 137,668
                                                  ===================  =================  =================

The components of the restructuring charge and the expenses applied against the reserve for the period from March 22, 2002 through December 31, 2002 were as follows:

                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




                                                           Charges               Costs                Ending
                                                          recorded              applied               balance
                                                         at March 22,           against             December 31,
                                                            2002                reserve                 2002
                                                         (unaudited)           (unaudited)           (unaudited)
                                                      -------------------   -------------------   -------------------
Severance payments                                    $       278,609               278,609                    --
Unused circuit leases                                         681,311               239,378               441,933
Closing costs of Marietta office                               52,000                38,446                13,554
Under utilization cost of Lombard office                      101,192                29,857                71,335
                                                      -------------------   -------------------   -------------------
                                                      $     1,113,112               586,290               526,822
                                                      ===================   ===================   ===================

     (6) Income Taxes

As a result of the change from an LLC to a C-corporation, the Company recorded an initial net deferred income tax asset of $5,825,052 to reflect the establishment of deferred tax assets and liabilities. However, due to the lack of certainty of recovery, a full valuation allowance was recorded against the initial and subsequent net deferred income taxes.

The Company has Federal net operating loss carryforwards approximating $20,055,000, for the year ended December 31, 2003. Such losses are available to offset future taxable income and expire from 2020 to 2023. In addition, changes in the Company's ownership are deemed to have occurred, there is an annual limitation on the amount of carryforwards which could be utilized. At this time, management has concluded that it is not likely the Company will realize the benefits of these deductible differences as there can be no assurance that the Company will generate the necessary taxable income in any future periods.

The tax effects of temporary difference that give rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                         December 31,          December 31,
                                                                           2003                   2002
                                                                                               (unaudited)
                                                                      ---------------      --------------

Net operating loss carryforward ......................                $   20,055,000           5,096,000
Depreciation and amortization ........................                      (501,000)           (239,000)
                                                                      ---------------      --------------
Net deferred tax asset ...............................                    19,554,000           4,857,000
Valuation allowance ..................................                   (19,554,000)         (4,857,000)
                                                                      ---------------      --------------
                                                                      $          -                   -
                                                                      ===============      ==============

-------------------------------------------------------------------------------------------------------------------------------

                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (7) Property and Equipment

     Property and equipment consists of the following:

                                                                                          December 31,
                                                                            -----------------------------------------
                                                                                     2003                 2002
                                                                                                       (unaudited)
                                                                            -------------------   -------------------
Leasehold improvements                                                      $        20,181                20,181
Network equipment under capital leases                                            7,889,964             7,567,767
Furniture and equipment                                                           2,749,562               837,649
                                                                            -------------------   -------------------
                                                                                 10,659,707             8,425,597
Less accumulated depreciation and amortization                                    8,030,760             5,108,456
                                                                            -------------------   -------------------
                 Property and equipment, net                                $     2,628,947             3,317,141
                                                                            ===================   ===================

Property and equipment are stated at cost. Equipment held under capital leases is stated at the lower of fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years.

In July 2002, it became uncertain whether the Company would be able to recover the carrying value of its property and equipment as a result of Parent's decision to exit the telecommunications business on July 11, 2002 and the current depressed market values for telecommunications assets. As a result, the Company determined that its property and equipment were impaired and recorded a $4,145,564 write-off, which represented 50% of the net book value of those assets as of June 29, 2002 (unaudited). Depreciation for the years ended December 31, 2003, and 2002 was $1,921,547, and $3,126,571 (unaudited), respectively. Accumulated depreciation of assets recorded under capital leases was $5,951,348 and $4,654,638 (unaudited) at December 31, 2003 and 2002, respectively.

(8) Intangible Assets

On March 21, 2002, GlobalNet merged with a subsidiary of Titan. In the merger, a wholly owned subsidiary of Titan merged into GlobalNet and all of GlobalNet's outstanding common shares and certain outstanding stock options and warrants were converted into Titan common shares, options and warrants, plus cash in lieu of fractional shares. The merger had an aggregate equity transaction value of approximately $31.0 million (unaudited). The transaction was accounted for as a purchase. The excess of the purchase price of $31.0 million over the estimated fair market value of the net liabilities acquired of approximately $19.3 million was approximately $50.3 million (unaudited), which was allocated to goodwill.

On July 11, 2002, Titan made the decision to exit its telecommunications business and to sell GlobalNet. Titan determined that there had been an impairment of the carrying value of GlobalNet's goodwill of approximately $50.3 million in accordance SFAS No. 142. The measurement of this impairment was evident based upon estimates of fair value, as determined by recent offers received by Titan from potential buyers, compared to the carrying value of the asset. In accordance with Staff Accounting Bulletins No. 54 and No. 73, the Company has "pushed down" to its stand-alone consolidated statements the purchase accounting adjustments and the subsequent write-off of goodwill recorded by GlobalNet. As a result, the consolidated financial information for the period after merger is presented on a different cost basis than that for the periods before the merger and, therefore, is not comparable (unaudited).

In connection with the acquisition in August 2003, the Company identified approximately $4.2 million of intangible assets and approximately $38.3 million of goodwill, based on the results of an independent valuation. The $4.2 million of intangible assets consists of $3.3 million attributed to customer list with an estimated life of 5 years and $0.9 million was attributed to acquired technology with an estimated useful life of 6 years. The Company recorded $218,267 of accumulated depreciation for the customer list of 2003 and $52,056 of accumulated depreciation for the acquired technology of 2003

The amortization schedule is as follows:

                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                    Amortization Expense for the Year Ended December 31,

                           2002         2003      2004      2005      2006      2007      2008
                       (unaudited)
                      |----Actual----||---------------------    Future    --------------------|

Other Assets               44,624            -         -         -         -         -         -

Customer Lists                  -      218,267   654,800   654,800   654,800   654,800   654,800

Acquired Technology             -       52,056   156,167   156,167   156,167   156,167   156,167
                           ------       ------   -------   -------   -------   -------   -------

                           44,624      270,323   810,967   810,967   810,967   810,967   810,967

(9) MCI Payment Agreement

On August 27, 2003, GlobalNet made a $60 million revenue commitment to MCI for a period of two years commencing September 1, 2003 (the "Revenue Commitment"). The Revenue Commitment contains a price protection mechanism that allows GlobalNet to terminate the Revenue Commitment by paying off the outstanding balance of the Note, $2,486,730 as of December 31, 2003, in the event that MCI's sell rates to GlobalNet become less competitive than the sell rates available from other telecom providers.

--------------------------------------------------------------------------------
Total Minimum payments due under MCI Revenue Commitment

2004                      $  30,000,000
2005                         20,000,000
                        -------------------
                          $  50,000,000
                        ===================
--------------------------------------------------------------------------------

In the event that the Company receives more competitive rates as a whole of at least 2% of the prior months invoiced total for services provided, MCI has the right to match those terms. If MCI elects not to match the terms, the Company may terminate the agreement. The Company may be required to pay a termination fee in the event its cumulative prior traffic is less than $2,500,000 times the number of cumulative full and partial months. To date the Company has no usage deficiency under the agreement.

Subsequent to the end of the year, the Company entered negotiations with MCI to settle past due balances due them that are recorded as accounts payable. On March 11, the Company entered into a temporary agreement that requires a $1,000,000 payment per week through May 31, 2004. The Company is also expected to provide MCI with a new payment proposal prior to May 31, 2004. There are no assurances that an agreement can be reached with MCI and any service disruption or termination could cause serious harm to the Company, its revenues and ability to continue operations. However, because of the uncertainty with MCI, the Company is simultaneously working to add redundant capacities to terminate service to in the case of a disruption or termination.

(10) Leases and Commitments

The Company leases various office facilities and equipment under operating leases with remaining terms of up to 5 years. Rent expense under operating leases was $327,663 and $400,365 and for the years ended December 31, 2003, and 2002, respectively.

The Company has outstanding balances of the refinanced leases amounting to $2,730,000. After the refinancing, the interest cost on the leases decreased to 11.8% from 22.0%, and the term was extended to 36 months from the 18 months remaining under the original lease. The Company paid a $100,000 refinancing fee in connection with the refinancing of these leases, which was expensed as interest during the year ended December 31, 2001. At December 31, 2003, the outstanding balance for this lease was $730,096.

                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

In April 2001, the Company entered into an agreement with Cisco Systems Capital Corporation (Cisco Capital) to finance the purchase of Cisco equipment through 36-month capital leases with interest rates ranging from 4.5% to 5.2% and secured by all equipment related to the lease. The lease agreement contains certain covenants. At December 31, 2003, the Company utilized $4,514,158 under this credit facility, and the Company recorded a lease obligation of $1,862,062. At December 31, 2003, the Company does not have any additional availability under this credit facility.

In April 2000, the Company entered into a $10,000,000 credit facility to be used for capital lease obligations with General Electric Capital Corporation (GE Capital). The Company entered into 36-month leases with interest rates of 13.2% and secured by all equipment related to the lease. At December 31, 2003, the outstanding balance under this credit facility was $129,525.


The Company also maintains various leases with an aggregate outstanding balance as of December 31, 2003 of $27,462. These leases have monthly payments varying from $531 to $1,209 and have interest rates ranging from 9.3% to 18.5%.


Future minimum lease payments under capital leases and non-cancelable operating lease at December 31, 2003 are as follows:

                                                              Operating              Capital
                                                        -------------------   -------------------
2004                                                    $       375,796             2,830,390
2005                                                            131,722                 6,378
2006                                                             96,300                    --
2007                                                             96,300                    --
2008 and thereafter                                              96,300                    --
                                                        -------------------   -------------------
          Total future minimum lease payments           $       796,418             2,836,768
                                                        ===================

Less amount representing interest (rates ranging
     from 4.5% to 16.9%)                                                               81,386
                                                                              -------------------
          Net present value of minimum lease payments                               2,755,382
Less current portion                                                                2,749,146
                                                                               -------------------
          Long-term portion, net of current portion                            $        6,236
                                                                               ===================

(11) Related Parties

As part of the acquisition dated August 21, 2003, iDial issued a note to Growth Enterprise Fund for $500,000. This note was repaid during 4th Quarter 2003.

On January 5, 2004, the Company secured a contract with Global Telesat Corp., a wholly owned subsidiary of Growth Enterprise Fund, for worldwide termination of voice and data mobile satellite telecommunications traffic originating in Iraq. In conjunction with securing this contract, the Company issued 300,000,000 shares of common stock to consultants valued at $17,700,000. (See note 17)

On February, 2, 2004, the Company hired the wife of a director as an administrative assistant.

On February 9, 2004, a director received $3,334 as compensation for his service as a member of the Company's board of directors for January and February 2004. As a member of the Board of Directors, the annual compensation is $20,000.

(12) Stockholders' Equity and Convertible Note

                               Equity Transactions

2002

Conversion of the Note

As of January and February 2002, a note holder delivered three conversion notices for the conversion of a $2,000,000 Note into 4,888,263 shares of Company common stock at an average conversion price of $0.41 per share. The conversion notices were accepted by the Company in accordance with the terms of the convertible note and the corresponding shares of the Company common stock were delivered to the note holder.

As a result of the full conversion of the Note into Company common stock, the Company expensed the remaining unamortized balance of $1,263,818

                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


related to debt discount related to the Note's beneficial conversion feature, the debt discount related to the incentive warrants issued, the debt discount related to investor fees, and the debt issuance costs. (unaudited)

2003

iDial Acquisition

On May 20, 2003, GEF entered into a Stock Purchase Agreement with Titan to acquire 100% of the common stock of GlobalNet. Subsequently, on August 21, 2003, iDial entered into an Assignment and Assumption Agreement with GEF and Titan, whereby GEF transferred to iDial all its rights and obligations under the Stock Purchase Agreement in exchange for 60% of iDial's outstanding common stock (after taking into consideration the potential dilution from certain convertible debentures), 100,000 shares of Series A Preferred Stock. Refer to Note (3) for further information.

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

2004

On December 31, 2003, a majority of the Company's stockholders voted by written consent in lieu of a special meeting of stockholders to amend the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock of the Company from 1,000,000,000 shares to 20,000,000,000. The Company has filed the amendment to the Certificate of Incorporation to be effective April 21, 2004.

                            Stock-based Compensation

GlobalNet Inc. Restricted Common Stock

Prior to 2002, the Company had unamortized stock compensation of $4,707,012 for the issuance of restricted common stock.

GlobalNet recorded $5,310,627 of stock-based compensation for the year ended December 31, 2002 related to issuances of restricted common stock. At December 31, 2002, there were no restricted common shares outstanding.

iDial Networks Restricted Common Stock

In conjunction with the reverse acquisition, the Company issued 100,000,000 shares of restricted common stock as a partial payment to Growth Enterprise Fund.

Subsequent to year end, the Company issued 8,951,581 shares of restricted common stock as a payment toward the convertible debenture.

Warrants

On July 6, 2001, in conjunction with the issuance convertible notes payable, executed on that date, the Company issued warrants for the purchase of the Company's common stock. Warrants issued vest on the date of execution of the agreement. A total of 166,666 shares of common stock are authorized for issuance with an exercise price of $.06 per share and matures in July 2006. The fair value of the warrants was estimated to be approximately $12,000 on the date of grant utilizing the Black-Scholes model with the following assumptions: expected life of 5 years, 374.77% volatility, risk-free rate of 5.5% and a 0.00% dividend yield.

                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


In February and May 2003, in conjunction with the issuance of the secured convertible debentures, the Company issued warrants to acquire an additional 3,725,000 shares of our common stock at an exercise price of $.0016 per share. 2,250,000 warrants terminate in February 2008 and 1,500,000 warrants terminate in May 2008. The fair values of the warrants were estimated to be approximately $29,186 and $11,472 on the dates of grant utilizing the Black-Scholes model with the following assumptions: expected life of 5 years, 223.61% volatility, risk-free rate of 4.5% and a 0.00% dividend yield.


The following table presents the activity for warrants outstanding:

                                                Weighted
                                                Average
                                                Number of            Exercise
                                                Warrants              Price
                                             ---------------       -------------

Outstanding - December 31, 2001                    166,666           $   0.0600
      Issued                                             -                    -
      Forfeited/canceled                                 -                    -
      Exercised                                          -                    -
                                             ---------------       -------------

Outstanding - December 31, 2002                    166,666           $   0.0600
      Issued                                     3,725,000               0.0016
      Forfeited/canceled                                 -                    -
      Exercised                                          -                    -
                                             ---------------       -------------
 Outstanding - December 31, 2003                 3,891,666           $   0.0041
                                             ===============       =============

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 4.33 years.

Registration Rights

As stated in the notes payable section above, all of our convertible debentures and one note payable have registration rights. Under the terms of the registration rights, the Company may be considered in default on such debts if a registration is not effective by a certain date and may incur penalties or increases in interest rates as a result.

Specifically, the Company has an outstanding note payable that required an effective registration on March 31, 2004. The Company was unable to meet the registration by March 31, 2004 and working on an extension of time with the debtor to cure the default. Under the default, the debtor could choose to exercise the legal rights.

The Company also has outstanding convertible debentures that require an effective registration statement by May 1, 2004. It is unlikely that the Company will meet that deadline of May 1, 2004 and anticipate that the convertible debentures will go into default. In the event of default, the debentures become due and payable at the option of the Debtor.

(13) Credit and Business Concentrations

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other

                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


foreign hedging arrangements. The Company maintains the majority of its cash in one financial institution.

A significant portion of the Company's revenue is concentrated among a few large customers. The largest customer represented 47.5% and 61.9% of total revenue for the twelve months ended December 31, 2003 and December 31, 2002, respectively. The next three largest customers represented 32.6% and 19.2% of total revenue for the twelve months ended December 31, 2003 and December 31, 2002, respectively. Accounts receivable from the largest three customers at December 31, 2003 were approximately $2,117,591, net of a reserve for uncollectible accounts of approximately $705,000.

GlobalNet's primary customer, Global Crossing Ltd. ("Global Crossing"), filed for protection under Chapter 11 of the United States Bankruptcy Code in January 2002. As of the date of petition, Global Crossing maintained an outstanding balance due to the Company of $705,000, which has been included in the allowance for doubtful accounts at December 31, 2003. Subsequent to the bankruptcy filing, Global Crossing has resumed business with GlobalNet on substantially similar terms and for similar volumes as prior to the filing.

The Company currently uses one primary wholesale carrier voice and fax telecommunication services provider. Amounts due to this supplier were $13,532,374 at December 31, 2003 and the Company's receivable from the supplier amounted to $26,024. An unfavorable change in this supplier's payment terms or a change in primary supplier could have an adverse effect on the Company's business and liquidity.

(14) Geographic and Business Segment Information

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

Data relating to the Company's operations by geographic area is set forth below:

                                     United States           Mexico             Other               Total
                                   -----------------   -----------------  -----------------   -----------------
Twelve Months Ended Dec. 31, 2003
     Revenues                          $         --          71,474,205         30,739,921     $   102,214,126
Twelve Months Ended Dec. 31, 2002
     Revenues (unaudited)              $         --          81,666,258         17,310,796     $    98,997,054
At December 31, 2003
     Identifiable assets               $  2,628,947                  --                 --     $     2,628,947
At December 31, 2002
     Identifiable assets
     (unaudited)                       $  3,317,141                  --                 --     $     3,317,141

The Company's revenues are primarily generated by providing telecommunication services to Mexico and other Latin America countries on behalf of the Company's customers. However, all of the tangible assets of the Company are located in the United States.

(15) Litigation

The Company is from time to time subject to litigation incidental to its business. The Company believes that the results of the following asserted and potential litigation and other potential legal proceedings will not have a material adverse effect on its business, financial condition, results of operations, or liquidity of the Company.

                      GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


The XEX Consulting Company, Inc. - In November 2001, an action was filed against GlobalNet and others by XEX Consulting Company, Inc. ("XEX"). The Complaint alleged, among other things, that the defendants engaged in a fraudulent scheme of manipulating the market for GlobalNet common stock and failed to disclose certain matters. The plaintiff seeks compensatory damages in the amount of $3 million together with punitive damages. On June 25, 2003, GlobalNet and XEX reached a settlement agreement, whereby XEX agreed to voluntarily dismiss its complaint against GlobalNet without prejudice in exchange for no monetary consideration.

Wholesale Telecom Corporation - In October 2001, GlobalNet filed a complaint against Wholesale Telecom Corporation ("WTC") in the Circuit Court of the 11th Judicial Circuit for Dade County (Florida) seeking to recover $536,579 (plus interest since October 23, 2000) of past-due unpaid amounts for telecom services provided by GlobalNet. In June 2002, WTC filed a counterclaim alleging violations of the Communications Act and fraud, and seeking punitive damages in excess of $1 million. The counterclaim alleges that GlobalNet has "knowingly issued fraudulent invoices". GlobalNet believes that it has good and meritorious defenses against the counterclaim.

Manuel Dreyfus - On February 25, 2003, Manuel Dreyfus filed a complaint against GlobalNet and its former President. The complaint seeks to recover $40,000 of expenses that the plaintiff claims to have incurred on behalf of Global Telekom Ventures, Inc. ("GTV"), a company owned by GlobalNet's former President, in 1998 and 1999. GlobalNet has never had an equity interest and/or a commercial relationship with GTV. The plaintiff also alleges that he had an oral one-year employment agreement with GlobalNet and that he was verbally granted 100,000 shares of GlobalNet's common stock. The plaintiff alleges that GlobalNet was in breach of this oral employment agreement when he was terminated in November 2000 and that he is owed 100,000 shares of GlobalNet's common stock. GlobalNet believes that it has good and meritorious defenses against the complaint.

Interwest Transfer Co., Inc. - Interwest Transfer Co., Inc. ("Interwest") was the transfer agent of Rich Earth, a publicly traded shell company acquired by GlobalNet in a "reverse merger" transaction in May 2000. Interwest is currently a defendant in the litigation between two former shareholders of Rich Earth over the ownership of a stock certificate. The litigation was commenced on August 2000. Under the transfer agent agreement between Interwest and Rich Earth, GlobalNet (as the successor company of Rich Earth) is indemnifying Interwest from any potential loss (and legal expenses) that could arise from such litigation. The Company believes that the resolution of this litigation will not have a material adverse effect on it.

Star Telecommunications, Inc. - On May 15, 2003, an action was commenced in the United States Bankruptcy Court for the District of Delaware against GlobalNet by the Liquidating Trustee of the Star Creditors' Liquidating Trust (Star Creditors' Liquidating Trust). The complaint alleges that GlobalNet received preferential payments of $754,548 from Star Telecommunications, Inc. ("Star") within the 90 days prior to Star's Chapter 11 bankruptcy filing on March 13, 2001 and seeks the refund of these payments. On September 9, 2003, GlobalNet accepted a proposal from Star Creditors' Liquidating Trust to settle this matter for $15,000 in exchange for a mutual release.

Advanced Tel, Inc. - In January 2003, Advanced Tel, Inc. filed a complaint against GlobalNet Corporation, f/k/a iDial Networks, Inc., and its wholly owned subsidiary IDNW, Inc. in the Superior Court of California, County of Orange. The complaint seeks to recover $125,656 of past due unpaid telecom charges provided to IDNW, Inc. On March 18, 2004, GlobalNet and Advanced Tel reached a settlement agreement, whereby Advanced Tel agreed to dismiss its complaint against GlobalNet with prejudice in exchange for $45,000.

(16) Management's Plans and Intentions for Continuing Operations

The Company has negative working capital at December 31, 2003 and has experienced negative operating cash flows as well as continuing net losses for the twelve months ended December 31, 2003 and December 31, 2002. Additionally, the Company has experienced significant operating losses since its inception.

                      GLOBALNET CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


The Company is also in default on several notes payable. Management is currently renegotiating or in the process of curing these defaults.

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

(17) Subsequent Events

On January 2, 2004, the Company issued 300,000,000 shares of common stock, valued at $.059 per share based on the 3 day average surrounding the board approval of the contract, or $17,700,000, to consultants to help secure certain mobile satellite contracts. This charge will be expensed during the first quarter of 2004. Subsequently, the Company announced three initial projects with Iraq, Libya and Cuba. Both Libya and Cuba are still being evaluated by the DoD (Department of Defense) and will begin when approval from the DoD is received by the Company. The Iraqi project is already underway with initial distribution of Satellite Phones and SIMSs (Subscriber Identity Modules) cards being sent out within days of this report. The announcement of the successful testing and launch of the Iraqi project stated that the "Pre-Paid Mobile Satellite System serves Turkey, and areas to the south and east, including the eastern Mediterranean, Egypt, Lebanon and Iraq. This project will serve as a template to carry all the voice traffic from the countries currently in negotiations or awaiting approval from either the DoD or State Department."

On February 22, 2004, Growth Enterprise Fund, S.A. ("GEF") notified the Company that GEF was exercising its right to rescind the transactions contemplated by the Securities Purchase Agreement dated August 22, 2003 entered into among the Company, GEF, and GlobalNet Systems, Inc. (referred to in Note (3) above). In consideration of GEF's agreement to hold in abeyance the exercise of its rescission right, the Company extended the time for GEF to exercise such rescission right to February 27, 2004. On February 27, 2004, the time for GEF to exercise its rescission right lapsed without GEF effectively exercising such right.

On March 2, 2004, Growth Enterprise Fund, S.A. ("GEF") notified the Company that GEF waives any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock and agrees that unpaid Preferred Stock dividends accrued to date will be added to the face amount of the Preferred Stock. As consideration for the waiver, the conversion price was reduced from $.0074 to $.0016. This reduction for the in the money feature will create a significant expense, equal to a minimum of $15,860,000, to the Company's first quarter statement of operations.

On March 2, 2004, N.I.R. Group, LLC (NIR) agreed to reduce its interest on all the convertible debentures originally totaling $3,000,000 from 12% to 6% as well as grant GlobalNet additional time to secure approval of the SEC for the pending Information Statement increasing the authorized capital and to file and secure the effectiveness of a registration statement for the N.I.R. investments. With the convertible debenture in default, NIR agreed to waive any penalties associated with the default. The additional time granted for securing the effectiveness of a registration statement is set to expire on May 1, 2004. It is unlikely that the Company will meet that deadline and anticipate the N.I.R. investments will go into default again. In the event of default, the debt becomes immediately due at the option of the NIR and thus is shown as a current liability.

The Company is currently in negotiation with Titan Corporation to resolve a default on the balloon payment that was due on March 31, 2004. Under the terms of the agreement with Titan, Titan has the right to exercise a guarantee,

                      GLOBALNET CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

whereby the Parent pledged a security interest in the wholly owned subsidiary of GlobalNet International LLC.


The Company is currently in negotiations with MCI WorldCom Network Services, Inc. ("MCI") to resolve funding alternatives for the Company's outstanding balance due to MCI. At December 31, 2003, the Company had an outstanding balance due and owing to MCI of $13,532,374. MCI is the Company's primary wholesale carrier voice and fax telecommunication services provider. Approximately 60% of the Company's revenues derive from services provided by MCI. If the Company does not reach an agreement with MCI to pay the outstanding balance, MCI may terminate its business relationship with the Company. While the Company is currently searching for an alternative wholesale carrier voice and fax telecommunication services provider, any unfavorable change in MCI's payment terms or a change in primary supplier could have a material adverse effect on the Company's business and liquidity.