Form 10QSB
period 2004-03-31
GLOBALNET CORP
filed 2004-05-20
CIK 810932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 2004 or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

                                    000-24962
                              (Commission File No.)

                              GLOBALNET CORPORATION
                 (Name of Small Business Issuer in Its Charter)

       Nevada                                               75-2863583
 (State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

  18851 NE 29th Avenue, 7th Floor                               33180
       Aventura, Florida                                      (Zip Code)
(Address of principal executive offices)

         Issuer's Telephone Number, including area code: (786) 541-0200

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of May 20, 2004, there were 6,399,928,092 shares of issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                PAGE NUMBER
                                                                              -----------

Item 1.  Financial statements

         Consolidated Balance Sheets at March 31, 2004 (unaudited)
                  and December, 31, 2003                                            4

         Consolidated Statements of Operations - Three months ended
                  March 31, 2004  and 2003 (unaudited)                              5

         Consolidated Statements of Cash Flows - Three months ended
                  March 31, 2004  and 2003 (unaudited)                              6

         Notes to Condensed Consolidated Financial Statements (unaudited)           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                       14

Item 3.   Controls and Procedures                                                  19

PART II. OTHER INFORMATION                                                         20

Item 1.  Legal Proceedings                                                         20

Item 2.  Change in Securities                                                      20

Item 3.  Defaults Upon Senior Securities                                           22

Item 4.  Submission of Matters to Vote of Security Holders                         22

Item 5.  Other Information                                                         22

Item 6.  Exhibits and Reports on Form 8-K                                          26

SIGNATURE PAGE                                                                     27

                                EXPLANATORY NOTE

     KPMG, LLP, the former auditor of our wholly-owned subsidiary, GlobalNet, Inc., has not consented to the inclusion of their audit report for GlobalNet, Inc.'s 2002 financial statements in our Annual Report on Form 10-KSB filed with the SEC on April 19, 2004 (the "Annual Report"). GlobalNet Corporation's independent public accountants are undertaking to complete an audit of GlobalNet, Inc.'s 2002 financial statements, of which the audit is not yet complete. Accordingly, there is no independent public auditor's report covering GlobalNet, Inc.'s fiscal year 2002 financial statements set forth in the Annual Report. GlobalNet Corporation intends to file an amendment to the Annual Report to include audited consolidated 2002 financial statements, and will make such other additional or supplemental disclosure as it may deem necessary.

     We have been advised that the staff of the Securities and Exchange Commission has taken the position that the Annual Report is deficient because the 2002 Financial Statements are not accompanied by an auditor's report as required by Rule 210.2-02 of Regulation S-X. Pursuant to the position taken by the staff, we are deemed not to be current in our periodic reporting obligations as required for reliance on the safe harbor under Rule 144.

     For further information see "IMPORTANT NOTE" immediately preceding the Financial Statements at the end of our Annual Report on Form 10-KSB filed with the SEC on April 19, 2004.

Introductory Comment

     Throughout this Quarterly Report on Form 10-QSB, the terms "we," "us," "our," "GlobalNet" and "our company" refer to GlobalNet Corporation, a Nevada corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiaries.

Forward Looking Statements

     In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words "believe," "may," "should," "expect," "anticipate," "plan", "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Quarterly Report, depending on a variety of important factors that include, but are not limited to, those discussed in filings that we make with the Securities and Exchange Commission and elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I

ITEM 1. FINANCIAL INFORMATION

                     GlobalNet Corporation and Subsidiaries

                          Consolidated Balance Sheets

                                                                 March  31,     December 31,
                           Assets                                   2004           2003
                                                                                (Unaudited)
                                                                --------------  -------------
Current assets:
    Cash                                                        $     917,996        405,373
    Accounts receivable, net of allowance for doubtful
      accounts of $1,250,803 and $1,250,803 respectively            3,665,142      2,778,798
    Prepaid expenses and other current assets                         161,302        236,307
    Carrier deposits                                                  168,073        432,266
                                                                --------------  -------------
             Total current assets                                   4,912,512      3,852,745

Property and equipment, net                                         2,307,637      2,628,947
Intangible assets, net                                              3,737,933      3,940,676
Goodwill                                                           38,280,042     38,280,042
Other assets                                                          100,155        372,171
                                                                --------------  -------------
           Total assets                                         $  49,338,279     49,074,580
                                                                ==============  =============
    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                            $   2,942,455      3,975,323
    Due to MCI                                                     14,427,948      9,850,435
    Accrued expenses                                                1,600,037      1,394,746
    Due to related parties                                            158,424        159,745
    Restructuring reserve                                              77,225        137,668
    Deferred revenue                                                   47,657         37,854
    Current portion of notes payable                                   25,696         27,179
    Current portion of capital lease obligations                    2,625,770      2,749,146
    Note payable to MCI                                             3,074,139      3,681,939
    Note payable                                                      875,000      1,200,000
    Notes payable - Stockholders                                    1,440,005      1,440,005
    Notes payable -  net of discount of $1,301,415 and
      $1,649,788                                                    1,185,965        851,915
    Current portion of 5% mandatorily redeemable
      preferred stock, net of discount of $2,259,208
     (10,801 shares of Series A, accrued preferred dividend
      of $455,000 and liquidation preference of $1,734,056
      and $1,713,000)                                                  35,792      2,100,000
                                                                --------------  -------------
           Total current liabilities                               28,516,113     27,605,955

Capital lease obligations, net of current portion                       4,901          6,236
 5% mandatorily redeemable preferred stock, net of discount of
 $13,545,402 (89,199 shares of Series A and liquidation
 preference of $14,322,683 and $14,147,000)                           214,598     13,760,000
                                                                --------------  -------------
           Total liabilities                                       28,735,612     41,372,191
                                                                --------------  -------------

Commitments and contingencies                                           --              --
                                                                --------------  -------------

Stockholders' equity:
    Common stock, $.005 par value, 1,000,000,000 shares
      authorized and 904,110,857 shares outstanding
     (March 31, 2004) and $0 par value,
      1,000,000,000 shares authorized and 595,159,276 shares
      outstanding (December 31, 2003)                               4,520,555      2,975,797
    Common stock to be issued in connection with business
      acquisition, at $0.005 par value                             23,761,830     23,761,830
    Additional paid-in-capital                                     77,867,981     45,708,416
    Accumulated deficit                                           (85,547,700)   (64,743,654)
                                                                --------------  -------------
           Total stockholders' equity                              20,602,666      7,702,389
                                                                --------------  -------------
           Total liabilities and stockholders' equity           $  49,338,279     49,074,580
                                                                ==============  =============

          See accompanying notes to consolidated financial statements.

                     GlobalNet Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                                                                              Three Months Ended
                                                                                           March 31,        March 31,
                                                                                            2004               2003
                                                                                          (unaudited)      (unaudited)
                                                                                    -------------------- ------------------
Revenue                                                                           $          20,381,962         25,112,983

Operating expenses:
    Data communications and telecommunications                                               19,625,575         23,180,623
    Network operations                                                                          959,585            934,578
    Selling and marketing                                                                       255,294             99,231
    General and administrative                                                                  845,490            515,306
    Depreciation and amortization                                                               636,716            417,329
    Non-cash consulting expense                                                              17,700,000                  -
                                                                                    -------------------- ------------------

            Total operating expenses                                                         40,022,660         25,147,067
                                                                                    -------------------- ------------------

            Operating loss                                                                  (19,640,698)           (34,084)

    Interest on note to payable to Parent                                                             -           (217,856)
    Interest expense, net and non-cash financing costs                                       (1,163,349)          (156,472)

            Net loss                                                                        (20,804,046)          (408,412)
                                                                                    ==================== ==================

    Basic and diluted weighted average common shares outstanding                            893,287,582              1,000
            Basic and diluted loss per share                                      $               (0.02)           (408.41)
                                                                                    ==================== ==================


See accompanying notes to consolidated financial statements.

                     GlobalNet Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows


                                          For the Three Months Ended March 31,
                                                    2004         2003
                                                 (unaudited) (unaudited)
                                                 ------------ ------------
Cash flows from operating activities:
   Net loss                                      (20,804,046)    (408,412)
   Adjustments to reconcile net loss to net
     cash provided by (used in)
     operating activities:
       Depreciation and amortization                 636,716      417,329
       Noncash stock issued for consulting
         services                                 17,700,000            -
       Noncash financing costs                     1,000,780            -
       Changes in assets and liabilities:
         Accounts receivable                        (886,344)   1,078,726
         Interest on Parent loan                           -      217,856
         Prepaid expenses and other current
          assets                                      75,005       52,362
         Carrier deposits                            264,193            -
         Accounts payable                         (1,034,189)  (1,057,463)
         Due to MCI                                4,577,513    2,288,116
         Restructuring reserve                       (60,443)    (100,950)
         Payable to Parent, net of receivable              -      602,942
         Deferred revenue                              9,803      (26,605)
         Accrued expenses                            205,291     (314,463)
                                                 ------------ ------------
           Net cash provided by
            operating activities                   1,684,279    2,749,438
                                                 ------------ ------------
Cash flows from investing activities -
   Purchase of property and equipment               (112,662)    (310,825)
                                                 ------------ ------------
       Net cash used in investing activities        (112,662)    (310,825)
                                                 ------------ ------------
Cash flows from financing activities:
   Repayment on parent loans                               -   (1,000,000)
   Repayments on notes payable                      (326,482)           -
   Net repayments on MCI notes payable              (607,801)    (250,000)
   Principal payments on capital lease
    obligations                                     (124,711)  (1,404,453)
                                                 ------------ ------------
      Net cash used in financing activities       (1,058,994)  (2,654,453)
                                                 ------------ ------------
      Net increase (decrease) in cash                512,623     (215,840)

Cash at beginning of period                          405,373      981,296
                                                 ------------ ------------
Cash at end of period                                917,996      765,456
                                                 ============ ============

Supplemental disclosure cash flow information:
   Cash paid for interest                             57,474      159,672

Supplemental disclosure of noncash financing and investing activity:

   Conversion of convertible note into equity         14,323            -

   Common stock issued for consulting services    17,700,000            -


          See accompanying notes to consolidated financial statements.

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) Organization and Description of Business

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's audited financial statements as of and for the year ended December 31, 2003.

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

                           Principles of Consolidation

The consolidated financial statements for all periods presented include the accounts of GlobalNet Corporation and its wholly owned subsidiaries, GlobalNet International, Inc. and others. All intercompany accounts and balances have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's audited financial statements as of and for the year ended December 31, 2003.

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

(2) Convertible Notes Payable

-------------------------------------------------------------------------------- ----------------------------
Convertible Note Payable                                                           March 31,    December 31,
-------------------------------------------------------------------------------- -------------- -------------
                                                                                     2004           2003
                                                                                  (Unaudited)
-------------------------------------------------------------------------------- -------------- -------------
$1,750,000 Convertible notes payable related to acquisition. Note is convertible into approximately 1,093,750,000 shares of Company's common stock at $.0016 per share. If the Company's common stock price is below $.0016 then the conversion price will be adjusted to the lesser of $.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60%. Interest at 12% due August 21, 2005. On March
2, 2004 interest rate reduced to 6%. Note contains a beneficial conversion feature which result in a charge to the statement of operations in 2004 of
$218,750 and 2003 of $315,000. Note is recorded net of unamortized discount of
$1,216,250 and $1,435,000 collateralized by all assets of the company. Converted shares have registration rights. The note is currently
in default, thus balance of the note has been recorded as a current liability.  $   533,750     $    315,000

-------------------------------------------------------------------------------- -------------- -------------

$750,000 Convertible notes payable issued February 2003 assumed in acquisition by accounting acquiror. Convertible into approximately 157,500,000 shares of the company's common stock at $.0016 per share. If the Company's common stock price is below $.0016 then the conversion price will be adjusted to the lesser of
$.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60%. Interest at 12%
due February 2004. On March 2, 2004 interest reduced to 6% and due date extended to August 2005. The note contains a beneficial conversion feature which resulted in a charge to the statement of operations in 2004 of $4,623 and 2003 of
$136,096. $14,323 in 2004 and $498,297 in 2003 converted to common stock. Note recorded net of unamortized discount of $0 and $4,624 collateralized by all assets of the company. 2,250,000 warrants issued in conjunction with the note at a price of $.0016 per share. The warrants expire February 2008 and were assumed in the acquisition with iDial. Converted shares have registration rights. The note is currently in default, thus balance of the note has been recorded as a
current liability.                                                                  237,380          247,079
-------------------------------------------------------------------------------- -------------- -------------
$500,000 Convertible notes payable issued May 2003 assumed in acquisition by accounting acquiror. Convertible into approximately 312,500,000 shares of the company's common stock at $.0016 per share. If the Company's common stock price is below $.0016 then the conversion price will be adjusted to the lesser of
$.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60%. Interest at 12%
due May 2004. On March 2, 2004 interest reduced to 6% and due date extended to
August 2005. The note contains a beneficial conversion feature which resulted in a charge to the statement of operations in 2004 of $125,000 and $169,973 in
2003. Note recorded net of unamortized discount of $85,165 and $210,165 collateralized by all assets of the company. Converted shares have registration rights. 1,500,000 warrants issued in conjunction with the note at interest price of $.0016. The warrants expire May 2008 and were assumed in the acquisition with
iDial. Converted shares have registration rights. The note is currently
in default, thus balance of the note has been recorded as a current liability.      414,835          289,835

                                                                                 -------------- -------------
                                                                                $ 1,185,965     $    851,914


On March 2, 2004, N.I.R. Group, LLC (NIR) agreed to reduce its interest on all the convertible debentures originally totaling $3,000,000 from 12% to 6% as well as grant GlobalNet additional time to complete the Information Statement increasing the authorized capital and to file and secure the effectiveness of a registration statement for the N.I.R. investments. With the convertible debenture in default, NIR agreed to waive any penalties associated with the default. The additional time granted for securing the effectiveness of a registration statement expired on May 1, 2004, thus the investments are in default again. In the event of default, the debt becomes immediately due at the option of the NIR and thus is shown as a current liability. The Company is currently working to cure the defaults.

-------------------------------------------------------------------------------- ----------------------------
Notes Payable                                                                      March 31,     December 31,
-------------------------------------------------------------------------------- ----------------------------
                                                                                     2004           2003
                                                                                  (Unaudited)
-------------------------------------------------------------------------------- -------------- -------------
Note payable to MCI.  Interest at 6%. Monthly payments of $220,000. Final payment of $114,906 due June 2005. Collateralized by all assets of the
Company. The note is currently in default and provides for a default rate of
interest of 18%.                                                                $ 3,074,139      $  3,681,939
-------------------------------------------------------------------------------- -------------- -------------
Acquisition note payable to a third party. Non-Interest bearing. Principal payments of $25,000 per week. Note is convertible after registration statement is effective. Conversion price is at the then current market price of the
Company's common stock. Collateralized by the Company's interest in GlobalNet
Inc. The note was originally due on December 31, 2003. The Company failed to make the required payment of $1,000,000 on December 31, 2003. Subsequently the
Company entered into an agreement to extend the note on December 29, 2003. The
Company paid $250,000 as an extension fee to the holder as consideration for granting the extension to March 31, 2004. The note was subsequently defaulted
on. The company is in good faith negotiations to reach a mutually acceptable resolution.
                                                                                    875,000         1,200,000
                                                                                 -------------- -------------
                                                                                 $3,949,139        $4,881,939
                                                                                 -------------- -------------

The Company is currently in negotiation with Titan Corporation to resolve a default on the balloon payment that was due on March 31, 2004. Under the terms of the agreement with Titan, Titan has the right to exercise a guarantee, whereby the Parent pledged a security interest in the wholly owned subsidiary of GlobalNet International LLC.


-------------------------------------------------------------------------------- ----------------------------
Mandatory Redeemable Preferred Stock                                               March 31,    December 31,
-------------------------------------------------------------------------------- ----------------------------
                                                                                     2004           2003
                                                                                  (Unaudited)
-------------------------------------------------------------------------------- -------------- -------------
100,000 shares ($156 per share ) Preferred Stock issued in conjunction with acquisition of iDial to Growth Enterprise Fund. Liquidation preference of
$15,860,000 at December 31, 2003. Payments of $87,500 on the 10th and 20th day
each month plus interest at 5% (including $260,000 of accrued interest at
December 31, 2003). Convertible into 2,143,000 shares of common stock at $.0074 per share. The preferred holder has 60% equivalent voting rights of the common shares until the required acquisition shares are issued. The conversion rate of the preferred stock was modified to $.0016 on March 2, 2004 which increased the number of common shares issuable upon conversion to 9,912,500,000. On April 6,
2004 the holder agreed to convert current and future principle and interest through June 2004 into common stock as long as subsequent debt service and interest payments continue to be made timely. In connection with our accounting policy, the Company recorded a discount of $15,990,000, which is equal to the principle plus interest. This discount will create a significant expense to the
Company's statement of operations, which will be amortized over the period of scheduled redemptions which extends through December 2010.

                                                                                 $ 16,057,000        15,860,000

                                                           Less Discount           15,804,610                 -


                                                           Less Current Portion        37,792         2,100,000
                                                                                --------------    -------------

                                                                                 $    214,598        13,760,000
                                                                                --------------    -------------


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


On March 2, 2004, Growth Enterprise Fund, S.A. ("GEF") notified the Company that GEF waives any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock and agrees that unpaid Preferred Stock dividends accrued to date will be added to the face amount of the Preferred Stock. As consideration for the waiver, the conversion price was reduced from $.0074 to $.0016. In connection with our accounting policy, the Company recorded a discount of $15,990,000, which will be amortized monthly as redemptions occur. This discount for the in the money feature will create a significant expense to the Company's statement of operations during the discount period, which extends through December 2010.

On April 30, 2004, the Company issued 4,595,814,835 shares of restricted common stock as completion of payment of the iDial Networks, Inc. and GlobalNet Inc merger in August 2003. For further information regarding the notes payables, please see Note 5 below.

(3) Restructuring Charges

The table below shows the expenses applied against the restructuring reserve for the three months ended March 31, 2004.

                                                                                             Balance
                                                    Balance of                                 of
                                                   Restructuring          Expenses        Restructuring
                                                      Reserve             applied            Reserve
                                                  December 31, 2003       against         March 31, 2004
                                                    (unaudited) (unaudited)
                                                  -------------------  -----------------  -----------------
Unused circuit leases                                     $ 127 548          $ (50,323)          $ 77,225
Underutilization cost of Lombard office                      10,120            (10,120)                 -
                                                  -------------------  -----------------  -----------------
                                                          $ 137,668          $ (60,443)          $ 77,225
                                                  ===================  =================  =================

(4) MCI Payment Agreement

     On August 27, 2003, GlobalNet made a $60 million revenue commitment to MCI for a period of two years commencing September 1, 2003 (the "Revenue Commitment"). The Revenue Commitment contains a price protection mechanism that allows GlobalNet to terminate the Revenue Commitment by paying off the outstanding balance of the Note, $3,074,139 as of March 31, 2004 in the event that MCI's sell rates to GlobalNet become less competitive than the sell rates available from other telecom providers.

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

On March 11, 2004 the Company entered into a temporary agreement that requires a minimum of $1,000,000 payment per week through May 31, 2004. The Company is also expected to provide MCI with a new payment proposal prior to May 31, 2004. There are no assurances that an agreement can be reached with MCI and any service disruption or termination could cause serious harm to the Company, its revenues and ability to continue operations. However, because of the uncertainty with MCI, the Company is simultaneously working to add redundant capacities to terminate service to in the case of a disruption or termination.

(5) Stockholders' Equity and Convertible Note

                               Equity Transactions

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

On January 2, 2004, the Company issued 300,000,000 shares of common stock, valued at $.059 per share based on the share price at the date the board approval of the contract, or $17,700,000, to consultants to help secure certain mobile satellite contracts. This charge was expensed during the first quarter of 2004. Subsequently, the Company announced three initial projects with Iraq, Libya and Cuba. Both Libya and Cuba are still being evaluated by the DoD (Department of Defense) and will begin when approval from the DoD is received by the Company. The Iraqi project is already underway with initial distribution of Satellite Phones and SIMSs (Subscriber Identity Modules) cards. The announcement of the successful testing and launch of the Iraqi project stated that the "Pre-Paid Mobile Satellite System serves Turkey, and areas to the south and east, including the eastern Mediterranean, Egypt, Lebanon and Iraq. This project will serve as a template to carry all the voice traffic from the countries currently in negotiations or awaiting approval from either the DoD or State Department."

On April 30, 2004, the Company issued 4,595,814,835 shares of restricted common stock as completion of payment of the iDial Networks, Inc. and GlobalNet Inc merger in August 2003. These shares were issued to Growth Enterprise Fund, S.A. and affiliates as consideration for its 60% ownership pursuant to the merger.

Mr. Mark Wood received 658,736,250 as conversion of a note payable of $1,053,978. Mr. Wood is an Officer and Director of the Company. Callflow Limited and Daniyel Erdberg received 167,516,250 and 73,750,000 shares of restricted common stock respectively for conversion of notes payable of $268,026 and $118,000. Each of the conversions was set at $.0016 per share.

(6) Credit and Business Concentrations

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

A significant portion of the Company's revenue is concentrated among a few large customers. The largest customer represented 29.9% and 49.9% of total revenue for the three months ended March 31, 2004 and March 29, 2003, respectively. The next three largest customers represented 48.4% and 29.9% of total revenue for the three months ended March 31, 2004 and March 29, 2003, respectively. Accounts receivable from the largest three customers at March 31, 2004 were approximately $2,868,000, net of a reserve for uncollectible accounts of approximately $705,000.

The Company currently uses one primary wholesale carrier voice and fax telecommunication services provider. Amounts due to this supplier were $17,502,087 at March 31, 2004 and the Company's receivable from the supplier amounted to $231,973. Approximately 60% of the Company's revenues derive from services provided by this supplier. If the Company does not reach an agreement with them to pay the outstanding balance, they may terminate their business relationship with the Company. While the Company is currently searching for an alternative wholesale carrier voice and fax telecommunication services provider, any unfavorable change in this primary supplier's payment terms or loss in primary supplier could have a material adverse effect on the Company's business and liquidity.

(7) Geographic and Business Segment Information

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

Data relating to the Company's operations by geographic area is set forth below:

                                     United States           Mexico             Other               Total
                                   -----------------   -----------------  -----------------   -----------------
Three Months Ended March. 31, 2004
     Revenues                          $         --          14,873,911          5,508,051     $    20,381,962
Three Months Ended March. 29, 2003
     Revenues                          $         --          17,959,885          7,153,098     $    25,112,983
At March 31, 2004
     Identifiable assets               $  2,307,637                  --                 --     $     2,307,637
At March 31, 2003
     Identifiable assets
                                       $  3,210,637                  --                 --     $     3,210,637

The Company's revenues are primarily generated by providing telecommunication services to Mexico and other Latin America countries on behalf of the Company's customers. However, all of the tangible assets of the Company are located in the United States.

(8) Litigation

The Company is from time to time subject to litigation incidental to its business. The Company believes that the results of the following asserted and potential litigation and other potential legal proceedings will not have a material adverse effect on its business, financial condition, results of operations, or liquidity of the Company.

Manuel Dreyfus - On February 25, 2003, Manuel Dreyfus filed a complaint against GlobalNet and its former President. The complaint seeks to recover $40,000 of expenses that the plaintiff claims to have incurred on behalf of Global Telekom Ventures, Inc. ("GTV"), a company owned by GlobalNet's former President, in 1998 and 1999. GlobalNet has never had an equity interest and/or a commercial relationship with GTV. The plaintiff also alleges that he had an oral one-year employment agreement with GlobalNet and that he was verbally granted 100,000 shares of GlobalNet's common stock. The plaintiff alleges that GlobalNet was in breach of this oral employment agreement when he was terminated in November 2000 and that he is owed 100,000 shares of GlobalNet's common stock. In May 2004, the Company agreed to a settlement in principle and believes that the settlement will not have a material effect on it.

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

Qwest Communications Corporation, Inc. - Qwest filed a complaint against GlobalNet Corporation f/k/a iDial Networks, Inc. in Arapahoe County District Court, State of Colorado. The complaint seeks to recover past unpaid telecom charges provided to Loxley Business Information Technology Co., Ltd., a Thailand corporation and an entity unrelated to GlobalNet Corporation or any of its subsidiaries, because of a past mutual relationship with an officer of the Company. The Company believes that litigation is without merit and simply a case of mistaken identity. The Company believes that the resolution of this litigation will not have a material adverse effect on it.

(9) Management's Plans and Intentions for Continuing Operations

The Company has negative working capital at March 31, 2004 and December 31, 2003 and has experienced negative operating cash flows as well as continuing net losses for the three months ended March 31, 2004 and for the twelve months ended December 31, 2003 and December 31, 2002. Additionally, the Company has experienced significant operating losses since its inception. The Company is also in default on several notes payable. Management is currently renegotiating or in the process of curing these defaults and may incur late fees and/or additional extension fees to cure the defaults. Management also believes that it may require additional financing to cure the defaults.

Management's focus continues to target a reduction in operating expenses, improving network efficiencies, raising margins and increasing revenues from new and existing customers in order to enhance the internal generation of cash flows. Management is also exploring different alternatives to address its short-term and long-term financing needs, including raising equity and debt financings. There can be no assurances, however, that the Company will be successful in implementing any of these alternatives.

The Company will continue to aggressively pursue higher-margin retail business to offset continuing margin pressure on the wholesale business. The Company also continues to search for alternative wholesale carriers that could produce better margins.

(10) Subsequent Events

The Company is currently in negotiations with MCI WorldCom Network Services, Inc. ("MCI") to resolve funding alternatives for the Company's outstanding balance due to MCI. At March 31, 2004, the Company had an outstanding balance due and owing to MCI of $14,427,948. MCI is the Company's primary wholesale carrier voice and fax telecommunication services provider. Approximately 60% of the Company's revenues derive from services provided by MCI. If the Company does not reach an agreement with MCI to pay the outstanding balance, MCI may terminate its business relationship with the Company. While the Company is currently searching for an alternative wholesale carrier voice and fax telecommunication services provider, any unfavorable change in MCI's payment terms or a change in primary supplier could have a material adverse effect on the Company's business and liquidity.

On April 30, 2004, the Company issued 4,595,814,835 shares of restricted common stock as completion of payment of the iDial Networks, Inc. and GlobalNet Inc. merger in August 2003. These shares were issued to Growth Enterprise Fund as consideration for its 60% ownership pursuant to the merger. Mr. Mark Wood received 658,736,250 as conversion of a note payable of $1,053,978. Mr. Wood is an Officer and Director of the Company. Callflow Limited and Daniyel Erdberg received 167,516,250 and 73,750,000 shares of restricted common stock respectively for conversion of notes payable of $268,026 and $118,000. Each of the conversions was set at $.0016 per share.

In May 2004, Qwest asserted a claim and filed a complaint against GlobalNet Corporation f/k/a iDial Networks, Inc. in Arapahoe County District Court, State of Colorado. The complaint seeks to recover past unpaid telecom charges provided to Loxley Business Information Technology Co., Ltd., a Thailand corporation and an entity unrelated to GlobalNet Corporation or any of its subsidiaries, because of a past mutual relationship with an officer of the Company. The Company believes that litigation is without merit and simply a case of mistaken identity. The Company believes that the resolution of this litigation will not have a material adverse effect on it.

On May 11, 2004, the Company had an outstanding balance of $1,850,000 due to Cisco Corporation. Cisco is secured with assets under a lease agreement of the subsidiary GlobalNet, Inc. If the Company fails to pay our liabilities due to Cisco, Cisco may enforce all available remedies and seize assets to satisfy any amounts owed, which could have an effect on operations. The Company has already identified alternatives to this equipment to minimize this effect. The Company is currently working with Cisco to cure all defaults, however there are no assurances that a settlement can be reached.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

     The following discussion and analysis of our consolidated financial condition and results of operations for the quarters ended March 31, 2004 and 2003 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

Overview

     We are one of the top 10 U.S. service providers of outbound traffic to Latin America and we count among our customers more than 30 Tier 1 and Tier 2 carriers as well as a host of other well known global service providers and major international telecommunications providers organizations including AT&T, MCI/WorldCom, Qwest, Global Crossing, IDT, Tricom, Telecom New Zealand, Broadwing and ITXC. We have been successful in establishing and maintaining relationships with these customers as a result of our ability to provide consistent, cost effective and high quality service in the capacity constrained telecommunications corridors linking Latin America and the United States. This has been accomplished through the development of partnerships with several Mexican telecommunications companies, including Protel, Marcatel, Bestel and Alestra.

         The GlobalNet network is a combination of:

     o IP-based VPNs with service level agreements to assure the highest levels of performance,
     o the public Internet that expands geographic coverage beyond the reach of private networks and
     o fixed cost point-to-point fiber optic facilities for domestic and international private line transport.

     We are expanding our international connection points with the establishment of additional contracts with international carriers. We have also internally developed a VoIP interoperabitity gateway that enables communications between VoIP networks without causing deterioration in call quality. The deployment of these IP gateway devices are facilitating quicker customer connections on a global basis.

     We currently manage our own telecommunications network and utilizes the transmission capacity of several carriers. We are increasing the percentage of traffic we carry on our network or "on-net", enabling us to increase margins and profitability while ensuring quality. In addition, our use of multiple carriers increases cost efficiencies by establishing additional routing capability and enables us to obtain sufficient capacity to support rapid growth. Our IP network currently serves more than 19 countries with over 250 points of presence.

     Our present network uses the Internet, fixed cost point-to-point fiber optic facilities and other international private line capacity for physical transport. We are expanding our network by installing additional IP transmission and switching equipment in our targeted U.S. and Latin American markets to provide more cost efficiencies and savings by routing an increasing portion of traffic "on-net."

     We own and operate two Lucent Excel Exchange Plus IP gateway switches with a total capability of 28,800 Dynamic Server Object (DSO) ports. The New York switch serves as a gateway for refile and carrier exchange traffic and the San Antonio switch serves as the gateway to Central and South America and can provide prepaid calling card services. Lucent's MaxTNT and Cisco 5350 VoIP gateways are also used between our switches and international destinations in the network, providing us with a scaleable solution that allows the transport of voice, data and Internet traffic as well as QoS assurances. Our network also includes backbone connections and routing and gateway equipment in Miami, Florida, McAllen, Texas, and Reynosa, Monterey and Mexico City, Mexico.

     During 2003 and 2004, our largest challenge has been our continued losses, maintaining a margin that supports current business operations and diversifying revenue amongst customers. With the majority of our revenue coming from wholesale traffic to Mexico, decreasing margins to that market have a negative effect on our business. During 2004, we have had to continue borrow money from our cash flows and may have to look to outside sources for future borrowings. We continue to diversify our business by increasing revenues to other wholesale market and retail services, both with higher margins. We also continue to diversify amongst customers by increasing sales to lesser billing customers. We have had a history of providing a majority of revenues to a few larger customers, however, during 2003 and 2004 managed to reduce our dependence.

Results of Operations

Three months ended March 31, 2004 compared with three months ended March 31,
2003

     The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

                  ----------------------------------------- ------------------------------------------
                                                                          Quarter Ended
                  ----------------------------------------- --------------------- --------------------
                                                               March 31, 2004        March 31, 2003
                  ----------------------------------------- --------------------- --------------------
                  Net Sales                                             100%                  100%
                  ----------------------------------------- --------------------- --------------------
                  Data Communication and                                96.3%                92.3%
                  Telecommunications Expense
                  ----------------------------------------- --------------------- --------------------
                  Network Operations                                     4.7%                 3.7%
                  ----------------------------------------- --------------------- --------------------
                  Selling and Marketing Expense                          1.3%                  .4%
                  ----------------------------------------- --------------------- --------------------
                  General and Administrative Expense                     4.2%                 2.0%
                  ----------------------------------------- --------------------- --------------------
                  Consulting Expense for Iraq Contract                  86.8%                   0%
                  ----------------------------------------- --------------------- --------------------
                  Total Operating Expense                              196.4%                 100%
                  ----------------------------------------- --------------------- --------------------
                  Loss from Operations                                 -96.4%                   0%
                  ----------------------------------------- --------------------- --------------------
                  Interest Expense and Non-Cash Financing                5.7%                  .6%
                  ----------------------------------------- --------------------- --------------------
                  Net Loss                                            -102.1%                -1.6%
                  ----------------------------------------- --------------------- --------------------

     REVENUE. Net revenue decreased by 18.8%, from $25,112,983 for the three months ended March 31, 2003 to $20,381,962 for the three months ended March 31, 2004. The decrease in revenue was partially due to a 2 % decrease in minutes of usage in GlobalNet's network from 329 million minutes for the three months ended March 31, 2003 to 322 million minutes for the three months ended March 31, 2004. Also, there was an overall decrease in GlobalNet's weighted average sell rate from $0.0764 per minute for the three months ended March 31, 2003 to $0.0632 per minute for the three months ended March 31, 2004. This decrease in the average sell rate was primarily due to competitive pricing pressure from certain carriers in the industry.

During April and May 2004, the Company has experienced a slight relief in margin pressure and has also seen a 7% increase in minute usage. However due to the highly competitive environment, these results may not be substained throughout the remainder of 2nd Quarter 2004 and fiscal year ending 2004.

     DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost decreased by 15.3% from $23,180,623 for the three months ended March 31, 2003 to $19,625,575 for the three months ended March 31, 2004. This decrease resulted primarily from a decrease in traffic and decrease in selling margins, which in turn decreased the termination costs and purchased minutes.

     As a percentage of net revenue, data communications and telecommunications costs increased by 4.0%, from 92.3% for the three months ended March 31, 2003 to 96.3% for the three months ended March 31, 2004 as a result of the pricing pressure in our company's routes.

     NETWORK OPERATIONS. Network operation expenses increased by approximately 2.7%, from $934,578 for the three months ended March 31, 2003 to $959,585 for the three months ended March 31, 2004. As a percentage of revenues, network operation expenses increased from 3.7% for the three months ended March 31, 2003 to 4.7% for the three months ended March 31, 2004 as a result the constant review of managing the leased line costs as a result of a better utilization of our company's network capacity and the renegotiation of certain contracts. During the previous quarter, we reduced the costs of leased lines, but has since had to increase them again to meet peak demands of traffic.

     SELLING AND MARKETING. Selling and marketing expenses increased by 157.3%, from $99,231 for the three months ended March 31, 2003 to $255,294 for the three months ended March 31, 2004. As a percentage of revenues, selling and marketing expenses increased from 0.4% for the three months ended March 31, 2003 to 1.3% for the three months ended March 31, 2004.

     The increase in selling and marketing expenses was primarily due to the increase in salaries associated with decreasing commissions as well as approximately $80,000 in consultants, marketing and travel expenses associated with the development of more direct routes to strategic countries around the world.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 64.1%, from $515,306 for the three months ended March 31, 2003 to $845,490 for the three months ended March 31, 2004. The increase in general and administrative expenses was primarily due to the associated costs of maintaining the proper reporting of a public company as well as increases in salaries, rent and travel expenses associated with the growth of infrastructure of the company since the merger in August.

     Professional fees increased significantly for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The majority of the professional fees for the three months ended March 31, 2004 are related to legal and accounting expenses incurred in connection with maintaining the proper reporting of a public company. Legal and accounting fees have increased from $10,379 for the three months ended March 31, 2003 compared to $149,780 for the three months ended March 31, 2004.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by 52.6%, from $417,329 for the three months ended March 31, 2003 to $636,716 for the three months ended March 31, 2004. The increase in depreciation expenses was primarily due to the addition of iDial's assets and the purchase of additional equipment during 2003.

     NON-CASH STOCK COMPENSATION. Non-cash stock compensation amounted to approximately $17,700,000 and $0 for the three months ended March 31, 2004 and March 31, 2003, respectively.

     The non-cash stock compensation expense resulted from the issuance of common stock to consultants to help secure certain mobile satellite contracts. The contracts included projects in Iraq, Libya, and Cuba. Both Libya and Cuba are still being evaluated by the DoD (Department of Defense) and will begin when approval from the DoD is received by our company. The Iraqi project is already underway with initial distribution of Satellite Phones and SIMSs (Subscriber Identity Modules) cards. The announcement of the successful testing and launch of the Iraqi project stated that the "Pre-Paid Mobile Satellite System serves Turkey, and areas to the south and east, including the eastern Mediterranean, Egypt, Lebanon and Iraq. This project will serve as a template to carry all the voice traffic from the countries currently in negotiations or awaiting approval from either the DoD or State Department."

     INTEREST EXPENSE AND NON-CASH FINANCING COSTS, NET. Interest expense and non-cash financing costs increased by 643.5% from $156,472 for the three months ended March 31, 2003 to $1,163,349 for the three months ended March 31, 2004. The increase in interest expense was primarily due to the increase iDial's convertible debentures resulting in non-cash charges of $630,390 and accrued preferred stock interest to Growth Enterprise Fund, S.A. of $185,000, as well as the non-cash charges of $185,390 related to the amortization of the discount for the in the money feature for the reduction in conversion price from $.0074 to $.0016 relating to the preferred stock and its accrued interest.

     INCOME TAXES. Due to the uncertainty of the realization of the deferred tax assets, we established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in our financial statements as of December 31, 2003 and March 31, 2004. In addition, carry forward losses may be limited because of the change in control in 2003. The Company also must produce gains to utilize previous losses before they expire.

     NET LOSS. The net loss for the three months ended March 31, 2004 totaled $20,804,060 representing a 4993.9% increase over a net loss of $408,412 for the three months ended March 31, 2004. The increase in net loss was primarily due to the non-cash compensation of $17,700,000. However, the decrease in revenues and percentage increase in costs and expenses also accounted for appropriate portions of the increase as well.

Liquidity and Capital Resources

     Our liquidity and capital needs are primarily related to the development and implementation of our network infrastructure, our marketing efforts and our general and administrative functions. As of March 31, 2004, we had $918,000 cash on hand and $3,665,000 of accounts receivable net of a reserve for uncollectible accounts of $1,251,000. As of that date, we have significant contractual commitments. The following table sets forth a summary of our contractual obligations:

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
============ ==========  ========== ============= =============== ============= ===========  ============   =========== ============

     We do not have existing capital resources or credit lines available that are sufficient to fund our operations and contractual obligations as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments, which may cause future charges to the statement of operations and there is no guarantee that we will be able to obtain such additional funds. As such, we have maintained a position to work with our creditors to restructure certain portions of its debts as set forth below:

          o On December 29, 2003, we settled with The Titan Corporation an outstanding promissory note owing by us to Titan in the original amount of $1,500,000. The balance of the note, in the amount of $1,000,000, was due December 17, 2003. On December 29, 2003, the parties entered into a Settlement Agreement and Release of Claims replacing the original note with the Amended and Restated Convertible

          Note in the principal amount of $1,250,000. The amended note is without interest. A payment of $50,000 was made prior to the end of the year leaving an outstanding balance as of December 31, 2003 of $1,200,000. An additional $375,000 was paid during the quarter ended March 31, 2004 leaving an outstanding balance of $875,000.

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

          Because of the time it took to complete our Information Statement related to the increase of the number of our authorized common stock, we are unable to register the appropriate shares in the timeframe originally contemplated. Neither did we pay Titan the balance due - approximately $875,000 - under the amended note on March 31, 2004 as required by the terms of the amended note. Therefore, we are currently in default under the amended note. The increase in our authorized common stock was effective on or about April 21, 2004. We are negotiating with Titan to cure the default and to extend the maturity date of the amended note but there are no assurances that this will be accomplished and we may incur late fees and/or additional extension fees in the process.

          o In February 2004, we entered negotiations with MCI, our largest vendor, to settle past due balances due them. On March 11, we entered into a temporary agreement that required a $1,000,000 minimum payment per week through March 26, 2004 for current traffic and required us to provide MCI with a new payment proposal by March 29, 2004 to settle the past due balances due MCI. We provided MCI with a new payment proposal by such date, but MCI has yet to respond to it. While MCI is considering our proposal, our company and MCI have extended through May 2004 the temporary arrangement that requires a $1,000,000 minimum payment per week for current traffic. If the current agreement is extended, we may require additional funding from outside sources to avoid going into default. There are no assurances that an agreement can be reached with MCI and any service disruption or termination could cause serious harm to the Company, its revenues and ability to continue operations. However, because of the uncertainty with MCI, we are simultaneously working to add redundant capacities to terminate service to in the case of a disruption or termination.

          o We have not paid any dividends on the Series A Preferred Stock since issuing it in December 2003 to Growth Enterprise Fund, S.A. On March 2, 2004, GEF waived any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock, without penalty, and agreed that unpaid Preferred Stock dividends accrued to such date will be added to the face amount of the Preferred Stock. On March 2, 2004, GEF waived any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock, without penalty, and agreed that unpaid Preferred Stock dividends accrued to such date will be added to the face amount of the Preferred Stock. GEF subsequently agreed to convert all unpaid Preferred Stock dividends through June 30, 2004, to shares of our common stock at modified conversion rate of $.0016 contemplated in the amendment to the certificate of designation for the Preferred Stock that was filed on April 30, 2004. In connection with our accounting policy, the Company recorded a discount of $15,990,000, which will be amortized monthly as redemptions occur. This discount for the in the money feature will create a significant expense to the Company's statement of operations during the discount period, which extends through December 2010.

          o On March 2, 2004, N.I.R. Group, LLC, the manager of various funds holding convertible debentures issued by us, agreed to reduce its interest on all the convertible debentures originally totaling $3,000,000 from 12% to 6% and granted us additional time to secure approval of the SEC for an Information Statement increasing our authorized capital of the Company and to file and secure the effectiveness of a registration statement for the shares of common stock to be issued upon the conversion of the debentures. Currently we are not in compliance, but are actively working to cure the defaultThe increase in our authorized common stock was effective on April 21, 2004.

          o On May 11, 2004, Cisco sent out a written notice of default. At that time we had an outstanding balance of $1,850,000 due to Cisco Corporation. Cisco is secured with assets under a lease agreement of the subsidiary GlobalNet, Inc. If we fail to pay our liabilities due to Cisco, Cisco may enforce all available remedies and seize assets to satisfy any amounts owed. We are currently working with Cisco to cure all defaults, however there are no assurances that a settlement can be reached.

     Due to consistent cash delinquencies, we previously entered into convertible debt that had beneficial conversion features. During 2004 the following notes were converted into common stock:

          o In February, 2004,under the modified conversion terms, we issued an aggregate of 8,951,592 shares of common stock to AJW Offshore, Ltd., AJW Partners, LLC, and AJW Qualified Partners, LLC upon conversion of a portion of the February 2003 convertible debentures.

          o In April 2004, we issued 658,736,250 shares of common stock to Mark T Wood, our chairman of the board, president and chief executive officer upon conversion of the convertible note issued to Mr. Wood in August 2003. In August 2003, we issued to Mr. Wood, as consideration for loans made to our company, a convertible demand note in the amount of $1,053,978. This note was convertible at the rate of $0.0016 into 658,736,250 shares of common stock. Mr. Wood converted the note and waived any interest that accrued on the note.

          o In April 2004, we issued 73,750,000 shares of common stock to Daniyel Erdberg upon conversion of the convertible note issued to Mr. Erdberg in August 2003. In August 2003, we issued to Mr. Erdberg, as remaining consideration due from the Asset Purchase Agreement with GBLK Communications, a convertible note in the amount of $118,000. This note was convertible at the rate of $0.0016 into 73,750,000 shares of common stock. Mr. Erdberg converted the note and waived any interest that accrued on the note.

          o In April 2004, we issued 167,516,360 shares of common stock to Callflow Limited as satisfaction of a settlement agreement for past due services provided by Callflow of $268,023.

          o In April 2004, we issued 4,595,814,835 shares of common stock to Growth Enterprise Fund, S.A. as required under the Securities Purchase Agreement dated August 21, 2003. Pursuant to the Securities Purchase Agreement, we acquired from Growth Enterprise Fund's wholly-owned subsidiary all of its rights to acquire GlobalNet, Inc. from The Titan Corporation. In connection with the transaction, we issued to GEF a $500,000 principal amount promissory note and $15.6 million of Series A Preferred Stock. In addition, we were obligated to issue GEF 4,695,814,835 common shares, of which 100 million shares had previously been issued in November 2003.

     Net cash provided by operating activities was $1,684,000 and $2,749,000 for the three months ended March 31, 2004 and 2003, respectively. This decrease in funds from operations was primarily due to the increase in the net loss adjusted for non-cash items (as shown in the table below) from $9,000 of gains for the three months ended March 31, 2003 to $1,467,000 of losses for the three months ended March 31, 2004 as a result of an 18.8% decrease in revenues equaling $4,731,000, a decrease in margins from 7.7% in 2003 to 3.7% in 2004 wich amounted to $1,176,000 and increases in general and administrative expenses of $325,000.


                                                 THREE MONTHS ENDED MARCH 31,
                                            -----------------------------------
                                                     2004             2003
                                            ----------------   ----------------
Net Loss                                        $20,619,000        $   408,000

         Depreciation and amortization              637,000            417,000
         Non-cash stock compensation             17,700,000                  -
         Non-cash financing costs                 1,001,000                  -
                                            ----------------   ----------------

                  Total Non-Cash Items           19,338,000            417,000
                                            ----------------   ----------------
Net Loss Adjusted for Non-Cash Items             $1,281,000          $  (9,000)

     Net cash used in investing activities was $113,000 and $311,000 for the three months ended March 31, 2004 and 2003, respectively. These amounts correspond to capital expenditures incurred in connection with the purchase of telecommunications equipment.

Net cash used in financing activities was $1,059,000 and $3,654,000 for the three months ended March 31, 2004 and 2003, respectively. The net cash used in financing activities for the three months ended March 31, 2004 consisted of payments on notes payable and capital lease, while the net cash used in financing activities for the three months ended March 31, 2003 consisted of payments on notes payable and capital lease of $1,654,000 and repayments on parent loans of $1,000,000.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 3. Controls and Procedures

     As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that immediately following the merger of GlobalNet, Inc. and iDial Networks, Inc. in the 4th fiscal quarter of 2003, there were material weaknesses in the company's disclosure controls and procedures. Our chief executive officer and chief financial officer are evaluating these deficiencies and expect to take necessary corrective actions in the future to eliminate these weaknesses.

     There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     We are from time to time subject to litigation incidental to its business. We believe that the results of the following asserted and potential litigation and other potential legal proceedings will not have a material adverse effect on its business, financial condition, results of operations, or liquidity of our company.

     Manuel Dreyfus - On February 25, 2003, Manuel Dreyfus filed a complaint against GlobalNet and its former President. The complaint seeks to recover $40,000 of expenses that the plaintiff claims to have incurred on behalf of Global Telekom Ventures, Inc. ("GTV"), a company owned by GlobalNet's former President, in 1998 and 1999. GlobalNet has never had an equity interest and/or a commercial relationship with GTV. The plaintiff also alleges that he had an oral one-year employment agreement with GlobalNet and that he was verbally granted 100,000 shares of GlobalNet's common stock. The plaintiff alleges that GlobalNet was in breach of this oral employment agreement when he was terminated in November 2000 and that he is owed 100,000 shares of GlobalNet's common stock. In May 2004, the Company agreed to a settlement in principle and believes that the settlement will not have a material effect on it.

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

     Qwest Communications Corporation, Inc. - Qwest filed a complaint against GlobalNet Corporation f/k/a iDial Networks, Inc. in Arapahoe County District Court, State of Colorado. The complaint seeks to recover past unpaid telecom charges provided to Loxley Business Information Technology Co., Ltd., a Thailand corporation and an entity unrelated to GlobalNet Corporation or any of its subsidiaries, because of a past mutual relationship with an officer of the Company. The Company believes that litigation is without merit and simply a case of mistaken identity. The Company believes that the resolution of this litigation will not have a material adverse effect on it.

     Except as set forth above, we do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 2. Changes in Securities

Modification of Securities

     Increase in Authorized Common Stock

     On April 20, 2004, we filed an Amendment to our Articles of Incorporation with the Secretary of State of Nevada increasing our authorized common stock from one billion shares to 20 billion shares. The amendment became effective on April 21, 2004.

     Amendment to Series A Preferred Stock

     Pursuant to the Securities Purchase Agreement dated August 21, 2003, we acquired from a wholly-owned subsidiary of Growth Enterprise Fund, S.A. ("GEF") all of its rights to acquire GlobalNet, Inc. from The Titan Corporation. In connection with the transaction, we issued to GEF, among other consideration, $15.6 million of convertible preferred stock.

     GEF had a right to rescind the sale of GlobalNet, Inc. any time before February 22, 2004 in the event that our articles of incorporation were not amended to authorize such additional common stock and such shares of common stock were not issued to GEF. We agreed to extend GEF's right to rescind on March 2, 2004, and GEF subsequently agreed to allow its rescission right to expire without exercise. In addition to our agreement with GEF, we changed the conversion rate of GEF's Series A Preferred Stock to $0.0016, or 97,500 shares of common stock issuable upon conversion of each share of Series A Preferred Stock.

     As part of the acquisition of GlobalNet, Inc., we issued to GEF 100,000 shares of Series A Preferred Stock. The Amended Certificate of Designation of Series A Preferred Stock was filed on April 30, 2004. The Series A Preferred Stock, as amended, has a liquidation value of approximately $15.6 million. Each share of Series A Preferred Stock is entitled to a cumulative annual dividend of $7.80, which must be paid before we can pay any dividends to our common shareholders. While the Series A Preferred Stock is outstanding, we will pay GEF $175,000 per month, which will pay the accrued dividend; and the excess will redeem Series A Preferred Stock at $156 per share. In lieu of such cash payment, we can deliver to GEF a promissory note, which would contain substantially the same provisions as the Series A Preferred Stock. In the event of liquidation, we must redeem the outstanding Series A Preferred Stock at $156 per share before we may pay our common shareholders.

     Each share of Series A Preferred Stock is convertible into 97,500 shares of our common stock, subject to certain anti-dilution provisions. Each share of Series A Preferred Stock is entitled to vote along with our common shareholders as if the Series A Preferred Stock had been converted. This means that each share of Series A Preferred Stock is entitled to 97,500 votes.

     We have not paid any dividends on the Series A Preferred Stock since issuance. On March 2, 2004, GEF waived in writing any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock, without penalty, and agreed that unpaid Preferred Stock dividends accrued to such date will be added to the face amount of the Preferred Stock. GEF subsequently agreed to convert all unpaid Preferred Stock dividends through June 30, 2004, to shares of our common stock at the $0.0016 conversion rate specified in the certificate of designation for the Preferred Stock.

     Withdrawal of Series B Preferred Stock

     We withdrew our Certificate of Designation of Series B Preferred Stock. No shares of Series B Preferred Stock were ever issued.

Recent Sales of Unregistered Securities

     In February, 2004, we issued an aggregate of 8,951,592 shares of common stock to AJW Offshore, Ltd., AJW Partners, LLC, and AJW Qualified Partners, LLC upon conversion of a portion of the February 2003 convertible debentures.

     In April 2004, we issued 658,736,250 shares of common stock to Mark T Wood, our chairman of the board, president and chief executive officer upon conversion of the convertible note issued to Mr. Wood in August 2003. In August 2003, we issued to Mr. Wood, as consideration for loans made to our company, a convertible demand note in the amount of $1,053,978. This note was convertible at the rate of $0.0016 into 658,736,250 shares of common stock. Mr. Wood converted the note and waived any interest that accrued on the note.

     In April 2004, we issued 73,750,000 shares of common stock to Daniyel Erdberg upon conversion of the convertible note issued to Mr. Erdberg in August 2003. In August 2003, we issued to Mr. Erdberg, as remaining consideration due from the Asset Purchase Agreement with GBLK Communications, a convertible note in the amount of $118,000. This note was convertible at the rate of $0.0016 into 73,750,000 shares of common stock. Mr. Erdberg converted the note and waived any interest that accrued on the note.

     In April 2004, we issued 167,516,360 shares of common stock to Callflow Limited as satisfaction of a settlement agreement for past due services provided by Callflow.

     In April, 2004, we issued 4,595,814,835 shares of common stock to Growth Enterprise Fund, S.A. as required under the Securities Purchase Agreement dated August 21, 2003. Pursuant to the Securities Purchase Agreement, we acquired from Growth Enterprise Fund's wholly-owned subsidiary all of its rights to acquire GlobalNet, Inc. from The Titan Corporation. In connection with the transaction, we issued to GEF a $500,000 principal amount promissory note and $15.6 million of Series A Preferred Stock. In addition, we were obligated to issue GEF 4,695,814,835 common shares, of which 100 million shares had previously been issued.

     All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors or executive officers of our company, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited and sophisticated, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Repurchase of Securities

     We did not repurchase any of our common stock during the first quarter of 2004.

ITEM 3. Defaults Upon Senior Securities

As of March 31, 2004, we had an outstanding defaulted balance of $17.5 million due to MCI. MCI is secured with, among other things, all assets of the operating subsidiary GlobalNet International LLC. If we fail to pay our liabilities due to MCI, MCI may enforce all available remedies and seize our assets or receivables, to satisfy any amounts owed. We are currently working with MCI to cure all defaults, however there are no assurances that a settlement can be reached.

As of March 31, 2004, we had an outstanding defaulted balance of $2.5 million due to N.I.R. Group LLC. NIR is secured with all our assets including any assets of the operating subsidiary GlobalNet International LLC. If we fail to pay our liabilities due to NIR, NIR may enforce all available remedies and seize our assets or receivables, to satisfy any amounts owed. We are currently working with NIR to cure all defaults, however there are no assurances that a settlement can be reached.

As of March 31, 2004, we had an outstanding defaulted balance of $875,000 due to The Titan Corporation. Titan is secured with, among other things, all assets of the operating subsidiary GlobalNet International LLC. If we fail to pay our liabilities due to Titan, Titan may enforce all available remedies and seize our assets or receivables, to satisfy any amounts owed. We are currently working with Titan to cure all defaults, however there are no assurances that a settlement can be reached.

On May 11, 2004, we had an outstanding balance of $1,850,000 due to Cisco Corporation. Cisco is secured with assets under a lease agreement of the subsidiary GlobalNet, Inc. If we fail to pay our liabilities due to Cisco, Cisco may enforce all available remedies and seize assets to satisfy any amounts owed. We are currently working with Cisco to cure all defaults, however there are no assurances that a settlement can be reached.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Events

(a)  Other Events

     On April 21, 2004, our board of directors appointed Oscar de la Guardia as our Executive Vice President and General Counsel. Mr. de la Guardia was also appointed as a member of our board of directors to serve along with Mr. Wood and David Halpern.

(b)  Nominations for Election of Directors

     We do not currently have a nominating committee. Our Board of Directors may consider candidates recommended by our stockholders as well as from other sources such as other directors and officers, third party search firms or other appropriate sources. For all potential candidates, our Board of Directors may consider all factors it deems relevant, such as a candidate's personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of our industry, conflicts of interest, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of our stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources.

     If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Board of Directors, it should submit any pertinent information regarding the candidate to the attention of Oscar de la Guardia, Executive Vice President, General Counsel, GlobalNet Corporation, 18851 NE 29th Avenue, 7th Floor, Aventura, Florida 33180.

ITEM 6. Exhibits and Form 8-K Filings

(a)  Exhibits

Exhibit No.    Description
----------     -----------------------------------------------------------------

3.1 Certificate of Amendment to Articles of Incorporation as filed with the Nevada Secretary of State 3.1 on April 20, 2004 and effective on April 21, 2004.

3.2 Certificate of Amendment to Certificate of Designation of Series A Preferred Stock as filed with the Nevada Secretary of State on April 30, 2004

3.3 Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock as filed with the Nevada Secretary of State on April 30, 2004

31.1 Section 302 Certification - Chief Executive Officer

31.2 Section 302 Certification - Chief Financial Officer

32.1 Section 906 Certification - Chief Executive Officer

32.2 Section 906 Certification - Chief Financial Officer

(b)  Reports on Form 8-K

     o Form 8-K dated December 29, 2003 and filed on January 2, 2004 disclosing the settlement with The Titan Corporation of a promissory note owing to The Titan Corporation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, GlobalNet Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 20, 2004

                                  GLOBALNET CORPORATION


                               By /s/ MARK T. WOOD
                                  ---------------------
                                  Mark T. Wood
                                  Chief Executive Officer and President
                                  (principal executive officer)

                               By /s/ THOMAS G. SEIFERT
                                  ----------------------
                                  Thomas G. Seifert
                                  Chief Financial Officer
                                  (principal financial and accounting officer)