Form 10KSB/A
period 2003-12-31
GLOBALNET CORP
filed 2004-06-09
CIK 810932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the year ending December 31, 2003 were $102,214,126.

As of June 4, 2004 the number of shares outstanding of the Issuer's Common Stock was 6,399,928,192.

As of June 4, 2004 the aggregate number of shares held by non-affiliates was approximately 859,532,653.

As of June 4, 2004 the aggregate market value of the Issuer's common stock held by non-affiliates was $18,909,718, based on the average bid and asked price of $.022 per share as of June 3, 2004.

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

ITEM 11_ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12_ CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13_ EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14_ PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A-1 has been filed by us to amend the Annual Report on Form 10-KSB filed on April 19, 2004 to include the auditor's report of Ehrhardt Keefe Steiner & Hottman PC for the 2002 financial statements of GlobalNet, Inc., our wholly-owned subsidiary and such other information to reflect material changes to our company since we filed our Form 10-KSB. There were no material changes from the 2002 financial statements of GlobalNet, Inc. filed with our Form 10-KSB and the 2002 financial statements financial statements of GlobalNet, Inc. filed with this Form 10-KSB/A-1.


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

The shares of iDial's common stock and mandatorily redeemable preferred stock issued, or to be issued, in connection with the acquisition of GlobalNet were not registered under the Securities Act of 1933, as amended (the "Securities Act") and were issued in the reliance upon the exemption from registration provided by section 4(2) of the Securities Act, on the basis that the acquisition is a transaction not involving a public offering. All certificates evidencing these securities bear a customary form of investment legend and may not be sold, pledged, hypothecated or otherwise transferred unless first registered under the Securities Act or pursuant to an available exemption from such registration requirements.

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

GEF subsequently agreed to convert all unpaid Preferred Stock dividends and required principle redemption payments through June 30, 2004 into 1,171,875,000 shares of the Company's common stock at the new $0.0016 conversion rate contemplated in the amendment to the certificate of designation for the Preferred Stock filed on April 30, 2004.

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

Because of the time it took to complete GlobalNet's Information Statement related to the increase of the number of the Company's authorized common stock, GlobalNet was unable to register the appropriate shares in the timeframe originally contemplated. Neither did GlobalNet pay Titan the balance due - approximately $875,000 - under the amended note on March 31, 2004 as required by the terms of the amended note. Therefore, the Company is currently in default under the amended note. GlobalNet completed the Information Statement in late March 2004 and the increase in the Company's authorized common stock was effective on April 21, 2004. GlobalNet is negotiating with Titan to cure the default and to extend the maturity date of the amended note but there are no assurances that this will be accomplished.

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

In February 2004, the Company entered negotiations with MCI, the Company's largest vendor, to settle past due balances due them. On March 11, 2004 the Company entered into a temporary agreement that required a $1,000,000 minimum payment per week through March 26, 2004 for current traffic and required the Company to provide MCI with a new payment proposal by March 29, 2004 to settle the past due balances due MCI. The Company's first proposal was not accepted. While the Company is preparing a new proposal, the Company and MCI have extended through July 9, 2004, the temporary arrangement that requires a $1,000,000 minimum payment per week for current traffic. There are no assurances that an agreement can be reached with MCI and any service disruption or termination could cause serious harm to the Company, its revenues and ability to continue operations. However, because of the uncertainty with MCI, the Company is simultaneously working to add redundant capacities to terminate service to in the case of a disruption or termination.

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

GlobalNet's proprietary systems management software, known as DSS (Decision Support System), seamlessly integrates data access for sales, operations and traffic analysis functions and significantly enhances customer service. The DSS system features a central data source that eliminates duplicate entry of information and provides GlobalNet personnel with readily accessible, real-time data to meet customer needs. Additionally, DSS tracks rapidly changing vendor costs to determine the most cost-effective routing, and loads the new information into the network with minimal manual intervention. The system permits GlobalNet to make substantial routing changes in order to take advantage of pricing changes.

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

Although the market for wholesale international traffic and retail prepaid services is highly competitive and will almost certainly remain so, we believe that ability to manage traffic across the (low-cost) Internet, while maintaining required quality, represents a competitive advantage that will allow us to continue expanding both volumes and margins.
Government Regulation.

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

Wholesale Telecom Corporation - In October 2001, GlobalNet filed a complaint against Wholesale Telecom Corporation ("WTC") in the Circuit Court of the 11th Judicial Circuit for Dade County (Florida) seeking to recover $536,579 (plus interest since October 23, 2000) of past-due unpaid amounts for telecom services provided by GlobalNet. In June 2002, WTC filed a counterclaim alleging violations of the Communications Act and fraud, and seeking punitive damages in excess of $1 million. The counterclaim alleges that GlobalNet has "knowingly issued fraudulent invoices". On December 16, 2003 GlobalNet and WTC agreed to dismiss all claims and counterclaims in exchange for no monetary consideration.

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

The per share closing sales price of our common stock as reported by the OTCBB on June 3, 2004, was $.022. As of June 4, 2004, we had approximately 8,000 beneficial shareholders and 800 shareholders of record.

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

We currently have 1 billion shares of common stock authorized. Effective April 21, 2004, our authorized common stock was increased from one billion shares to 20 billion shares.

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

We have not paid any dividends on the Series A Preferred Stock since issuance. On March 2, 2004, GEF waived in writing any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock, without penalty, and agreed that unpaid Preferred Stock dividends accrued to such date will be added to the face amount of the Preferred Stock. GEF subsequently agreed to convert all unpaid Preferred Stock dividends through June 30, 2004, into 1,171,875,000 shares of the Company's common stock at the $0.0016 conversion rate specified in the certificate of designation for the Preferred Stock filed April 30, 2004.

Existing Obligations to Issue Common Stock

We are obligated under various existing agreements to issue additional shares of our common stock.

As of June 4, 2004, we had 6,399,928,092 shares of our common stock outstanding. If all of our outstanding options and warrants are exercised and convertible notes and preferred stock are converted (based on certain assumptions as described below), we will have approximately 17.6 billion shares outstanding.

Our board will have the ability, without further shareholder approval, to issue up to approximately 2.4 billion additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional common stock will reduce the proportionate ownership and voting power of our then existing shareholders.

The table below summarizes our outstanding common stock, obligations to issue common stock, warrants and convertible debt and mandatorily redeemable preferred stock as of June 4, 2004 (in millions).

                                                                                       NUMBER OF
                                                                                       SHARES
                                                                       NUMBER OF       UNDERLYING
                                                                       SHARES OF       WARRANTS AND
COMMON STOCK, WARRANTS AND                                             COMMON          CONVERTIBLE
CONVERTIBLE SECURITIES                                                 STOCK           SECURITIES       TOTAL
---------------------------------                                      ---------       ------------    -------
Shares of common stock issued
and outstanding                                                        6,400                             6,400

Additional shares to be issued
to employees, consultants, etc.                                           22                                22

Warrants issued to convertible
debenture holders                                                                            4               4

Series A Preferred Stock issued
to Growth Enterprise Fund, S.A.                                                          9,750           9,750

Convertible debt

$875,000 principal amount
convertible note issued to
The Titan Corporation (1)                                                                   40              40

$2,487,000 principal amount
convertible debentures (2)                                                               1,554           1,554


TOTAL                                                                  6,422            11,350          17,772

(1) Assumes the conversion price is $0.022 per share, based on the market price of our common stock on June 3, 2004.

(2) Assumes the conversion price is $0.0016 per share, excluding interest and penalties, if any.

Obligation to issue common stock upon conversion of Series A Preferred Stock

We are obligated to issue to the holders of our Series A Preferred Stock, currently Growth Enterprise Fund, S.A., 9.75 billion shares of common stock assuming that all of the Series A Preferred Stock is converted, however on May 27, 2004 received a letter in which GEF agrees to refrain from converting any shares of Series A Preferred Stock into common stock for so long as we are current on dividends and mandatory redemption payments due.

As part of the acquisition of GlobalNet, Inc., we issued to GEF convertible, mandatorily redeemable preferred stock with a liquidation value of approximately $15.6 million. We have issued and outstanding 100,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 97,500 shares of our common stock.

Obligation to issue common stock upon conversion of convertible debentures

During 2003, we issued approximately $3 million principal amount of our convertible debentures. These debentures bear interest at 12% per year and mature two years from the date of issuance. On March 2, 2004, N.I.R. Group, LLC, the manager of various funds holding our convertible debentures, agreed to reduce its interest on all the convertible debentures originally totaling $3,000,000 from 12% to 6% and granted the Company additional time to complete an Information Statement increasing the authorized capital of the Company and to file and secure the effectiveness of a registration statement for the shares of common stock to be issued upon the conversion of the debentures. The Company completed the Information Statement in late March 2004 and the increase in the Company's authorized common stock was effective on April 21, 2004.

The debentures are convertible into shares of our common stock at the rate of $0.0016 per share. However, if the market price for our common stock is below $0.0016 per share, then the debentures are convertible at the lower of:

o $0.0016 per share, and
o 40% of the average of the lowest three intra-day trading prices during the 20 trading days immediately prior to the conversion.

As of June 4, 2004, the debenture holders have converted approximately $513,000 principal amount of the debentures.

Since the number of shares into which the convertible debentures could increase if the market price of our common stock falls below $0.0016 per share in the future, we cannot know as of today how many shares of our common stock we will eventually issue on conversion of the convertible debentures.

The following table sets forth the number of shares of common stock into which the principal amount of convertible debentures outstanding as of June 4, 2004 are convertible at various prices, using the maximum price of $0.0016 per share, and the following hypothetical prices:

o $0.0005 (40% of 75% of the $0.0016 fixed price)
o $0.0003 (40% of 50% of the $0.0016 fixed price)
o $0.0002 (40% of 25% of the $0.0016 fixed price)

The table also sets forth the percentage of our common stock represented by these shares:

Hypothetical      Approximate Outstanding Principal       Number of Shares into which        Total Number of    Percentage of
Conversion      Amount of Convertible Debentures        Convertible Debentures are          Shares into which    Outstanding
 Prices                                                   Convertible (in thousands)          Convertible       Common Stock
                                                                                              Debentures are
                                                                                              Convertible
                                                                                             (in thousands)
                          Debenture Issuance Date                      Debenture Issuance Date
             February        May        August      February     May            August
              2003          2003         2003         2003      2003            2003
$0.0016(1)    $237,000    $500,000    $1,750,000    148,125      312,500      1,093,750          1,554,375           20%
$0.0005(2)    $237,000    $500,000    $1,750,000    474,000    1,000,000      3,500,000          4,974,000           44%
$0.0003(2)    $237,000    $500,000    $1,750,000    790,000    1,666,667      5,833,333          8,290,000           56%
$0.0002(2)    $237,000    $500,000    $1,750,000  1,185,000    2,500,000      8,750,000         12,435,000           66%

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

Because of the time it took to complete the Company's Information Statement related to the increase of the number of the Company's authorized common stock, the Company was unable to register the appropriate shares in the timeframe originally contemplated. Neither did we pay Titan the balance due - approximately $875,000 - under the amended note on March 31, 2004 as required by the terms of the amended note. Therefore, the Company is currently in default under the amended note. The increase in our authorized common stock was effective on April 21, 2004. We are negotiating with Titan to cure the default and to extend the maturity date of the amended note but there are no assurances that this will be accomplished and we may incur late fees and/or additional extension fees in the process.

The following table sets forth the number of shares of common stock into which the Titan amended note is convertible at various closing prices, using the closing price of our common stock on June 3, 2004 ($0.022 per share) and prices that are less by 25%, 50% and 75%. The table also sets forth the percentage of our common stock represented by these shares (after giving effect to the issuance of approximately 4.6 billion shares to GEF and assuming that we do not issue any other shares in any other transaction):

Hypothetical      Outstanding Principal Amount of      Number of Shares into which    Percentage of
 Conversion        Convertible Debentures as of             the Titan Note is          Outstanding
  Prices                 June 3, 2004                          Convertible             Common Stock
$0.022                    $875,000                              39,772,727                  0.62%
$0.0165                   $875,000                              53,030,303                  0.82%
$0.011                    $875,000                              79,545,455                  1.23%
$0.0055                   $875,000                             159,090,909                  2.43%

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

During 2003, the Company largest challenge has been its continued losses, maintaining a margin that supports current business operations and diversifying revenue amongst customers. With the majority of the revenue coming from wholesale traffic to Mexico, decreasing margins to that market have a negative effect on the business. During 2003, the Company has had to continue borrow money from either its former parent or from its cash flows. The Company continues to diversify its business by increasing revenues to other wholesale market and retain services, both with higher margins. The Company also continues to diversify it amongst customers by increasing sales to lesser billing customers. The Company has had a history of providing a majority of revenues to a few larger customers, however during 2003 managed to reduce its dependence

                          Critical Accounting Policies

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

In July 2002, it became uncertain whether we would be able to recover the carrying value of its property and equipment as a result of our former parent company's decision to exit the telecommunications business and the current depressed market values for telecommunications assets. As a result, we determined that its property and equipment were impaired and recorded a $4,146,000 write-off, which represented 50% of the net book value of those assets as of June 29, 2002.

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

Year Ending      Capital  Operating      MCI           MCI          Preferred   Shareholder                Convertible
December 31      Leases    Leases    Note Payable   Rev Commit        Stock     Note Payable  Titan Note   Debtenture       Total
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

Because of the time it took to secure SEC clearance of the Company's Information Statement related to the increase of the number of the Company's authorized common stock, the Company was unable to register the appropriate shares in the timeframe originally contemplated. Neither did we pay Titan the balance due - approximately $875,000 - under the amended note on March 31, 2004 as required by the terms of the amended note. Therefore, the Company is currently in default under the amended note. The Company received clearance from the SEC for the distribution of the Information Statement on or about March 24, 2004 and the increase in the Company's authorized common stock was effective on April 21, 2004. The Company is negotiating with Titan to cure the default and to extend the maturity date of the amended note but there are no assurances that this will be accomplished.

o In February 2004, the Company entered negotiations with MCI, the Company's largest vendor, to settle past due balances due them. On March 11, the Company entered into a temporary agreement that required a $1,000,000 minimum payment per week through March 26, 2004 for current traffic and required the Company to provide MCI with a new payment proposal by March 29, 2004 to settle the past due balances due MCI. The Company provided MCI with a new payment proposal by such date, but MCI did not accepted it . While the Company is preparing a new proposal, the Company and MCI have extended through July 9, 2004, the temporary arrangement that requires a $1,000,000 minimum payment per week for current traffic. There are no assurances that an agreement can be reached with MCI and any service disruption or termination could cause serious harm to the Company, its revenues and ability to continue operations. However, because of the uncertainty with MCI, the Company is simultaneously working to add redundant capacities to terminate service to in the case of a disruption or termination.

o We have not paid any dividends on the Series A Preferred Stock since issuing it in December 2003 to Growth Enterprise Fund, S.A. On March 2, 2004, GEF waived any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock, without penalty, and agreed that unpaid Preferred Stock dividends accrued to such date will be added to the face amount of the Preferred Stock. On March 2, 2004, GEF waived any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock, without penalty, and agreed that unpaid Preferred Stock dividends accrued to such date will be added to the face amount of the Preferred Stock. GEF subsequently agreed to convert all unpaid Preferred Stock dividends through June 30, 2004, into 1,171,875,000 shares of the Company's common stock at the modified conversion rate of $0.0016 contemplated in the amendment to the certificate of designation for the Preferred Stock that was filed on April 30, 2004.

o On March 2, 2004, N.I.R. Group, LLC, the manager of various funds holding convertible debentures issued by us, agreed to reduce its interest on all the convertible debentures originally totaling $3,000,000 from 12% to 6% and granted us additional time to secure approval of the SEC for an Information Statement increasing our authorized capital of the Company and to file and secure the effectiveness of a registration statement for the shares of common stock to be issued upon the conversion of the debentures. Currently we are not in compliance, but are actively working to cure the default. The increase in our authorized common stock was effective on April 21, 2004.

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

o On May 21, 2004, we entered into a Securities Purchase Agreement with our existing convertible debenture holders for the sale of $3,800,000 principal amount callable secured convertible notes and warrants to buy 11,400,000 shares of our common stock. The transactions will occur in three tranches:

     o $1,300,000 investment for $1,300,000 principal amount notes and 3,900,000 warrants, which closed on May 21, 2004,

     o $1,300,000 investment for $1,300,000 principal amount notes and 3,900,000 warrants, which we anticipate will close on or before June 21, 2004, and

     o $1,200,000 investment for $1,200,000 principal amount notes and 3,600,000 warrants, which we anticipate will close on or before July 20, 2004.

          The two additional investments are subject to certain conditions, including:

     o our representations and warranties in the Securities Purchase Agreement are correct in all material respects as of such closings,
     o we shall have complied with all covenants with which we are obligated under the Securities Purchase Agreement at the time of such closing,
     o    no judicial or governmental action prohibits such additional closings,
     o no event shall have occurred at the time of such additional closings which could reasonably be expected to have an effect on our business, operations, assets, financial condition or prospects or on the transactions contemplated by the Securities Purchase Agreement, and o the continued listing of our common stock on the Over-the-Counter Bulletin Board

The notes bear interest at 6%, mature four years from the date of issuance, and are convertible into our common stock, at each investors' option, at the lower of $0.06 per share or 70% of the average of the three lowest trading prices for our common stock for the 20 trading days before but not including the conversion date.

We may call all the notes generally at any time that our common stock is trading below $0.06 per share, calculated as follows:

     o 120% of the principal and accrued but unpaid interest within the first 60 days of the issue date of the notes

     o 130% of the principal and accrued but unpaid interest after the first 60 days but within the first 120 days of the issue date of the notes, and

     o 140% of the principal and accrued but unpaid interest after the first 120 days of the issue date of the notes.

The investors may convert their notes within 10 trading days after we give notice of our election to call the notes.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share. We also granted the investors a security interest in substantially all of our assets and intellectual property and registration rights with respect to registering the resale of the common stock underlying the notes and warrants. The investors also agreed to extend the maturity date of the existing convertible debentures until May 21, 2008.

We will incur significant charges for the debt discount on the $1,300,000 convertible note, warrants and debt issuance costs of approximately $850,000 that will be amortized over the contractual life of the debt of 48 months. We will also incur additional charges for other debt discounts as the other traunches are closed and funded.

We intend to use the net proceeds from the sale of the notes and warrants, which, net of debt issuance costs, is approximately $3.5 million, for repayment of approximately $2.4 million of debt and other working capital.

We also entered into an agreement with our majority stockholder, Growth Enterprise Fund, S.A., whereby Growth will make available to us up to 2.5 billion shares of our common stock equal to the number of shares that the investors acquire upon conversion of the notes and exercise of the warrants. As a result of this agreement, the conversion of the notes and debentures or exercise of the warrants, up to 2.5 billion shares, will not cause any dilution to our common stockholders. Growth currently owns approximately 4.425 billion shares of our common stock and mandatorily redeemable preferred stock convertible into 9.75 billion shares of common stock.

Net cash provided by (used in) operating activities was $2,741,000 and ($6,165,000) for the year ended December 31, 2003 and 2002, respectively. This increase in funds from operations was partially due to the decrease in the net loss adjusted for non-cash items(as defined below) from $3,375,000 for the year ended December 31, 2002 to $3,302,000 for the year ended December 31, 2003 as a result of a 3.3% increase in revenues and a reduction in operating expenses. The Company generated cash in the amount of $6,043,000 as a result of positive working capital fluctuations during the year ended December 31, 2003. In contrast, the Company used cash in the amount of $2,790,000 as a result of unfavorable working capital fluctuations for the year ended December 31, 2002.

                                                                  YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                                 2003                       2002
                                                          ----------------           ----------------
Net Loss                                                      ($7,462,000)              ($69,389,000)

         Depreciation and amortization                          1,922,000                  3,127,000
         Fixed asset write-off                                          -                  4,145,000
         Goodwill write-off                                             -                 50,300,000
         Provision for doubtful accounts                                -                    726,000
         Noncash stock compensation                                     -                  5,318,000
         Noncash financing costs                                2,238,000                  1,285,000
         Restructure charges                                            -                  1,113,000
                                                               ----------               ------------

                  Total non-cash items                          4,160,000                 66,014,000
                                                               ----------                -----------

Net Loss Adjusted for Non-Cash Items                          ($3,302,000)               ($3,375,000)

Net cash used in investing activities was $2,332,000 and $76,000 for the year ended December 31, 2003 and 2002, respectively. These amounts correspond to capital expenditures incurred in connection with the purchase of telecommunications equipment which amounted to $396,000 and $76,000 for the years ended December 31, 2003 and 2002, respectively. Additionally, the Company's cash disbursements in connection with the business combination amounted to $1,835,115 for the year ended December 31, 2003.

Net cash provided by (used in) financing activities was ($985,000) and $5,581,000 for the year ended December 31, 2003 and 2002, respectively. The net cash used in financing activities for the year ended December 31, 2003 consisted primarily of payments on notes payable and capital lease of $6,094,000 and proceeds from former parent loans and stockholder notes of $5,250,000. The net cash provided by financing activities for the year ended December 31, 2002 consisted primarily of proceeds from former parent loan of $10,300,000, net of capital lease payments of $4,719,000.

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

DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost increased by 6.0% from $90,797,555 for the year ended December 31, 2002 to $96,275,470 for the year ended December 31, 2003. This increase resulted primarily from an increase in traffic and decrease in selling margins, which in turn increased the termination costs and purchased minutes. As a percentage of net revenue, data communications and telecommunications costs increased by 2.5%, from 91.7% for the year ended December 31, 2002 to 94.2% for the year ended December 31, 2003 as a result of the pricing pressure in the Company's routes.

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

SELLING AND MARKETING. Selling and marketing expenses increased by 20.7%, from $675,499 for the year ended December 31, 2002 to $815,265 for the year ended December 31, 2003. As a percentage of revenues, selling and marketing expenses increased slightly from 0.68% for the year ended December 31, 2002 to 0.80% for the year ended December 31, 2003.

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

RESTRUCTURING CHARGES. Restructuring charges amounted to $987 for the year ended December 31, 2003 and $1,113,112 for the year ended December 31, 2002. In July 2002, GlobalNet recorded the restructuring charge in connection with the termination of certain employees, the discontinuance of certain circuits and the closing of its office in Marietta (Georgia) as part of a restructuring plan to reduce operating expenses.

FIXED ASSET WRITE-OFF. Fixed asset write-offs amounted to $0 for the year ended December 31, 2003 and $4,145,564 for the year ended December 31, 2002. In July 2002, it became uncertain whether GlobalNet would be able to recover the carrying value of its property and equipment as a result of its former parent company's decision to exit the telecommunications business and the current depressed market values for telecommunications assets. As a result, GlobalNet determined that its property and equipment were impaired and recorded a $4,145,564 write-off, which represented 50% of the net book value of those assets as of June 29, 2002.

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

NET LOSS. The net loss for the year ended December 31, 2003 totaled $7,461,612, representing a 89.7% decrease over a net loss of $69,388,713 for the year ended December 31, 2002. The decrease in net loss was primarily due to the goodwill write-off of $50,300,000, the restructuring charge of $1,131,000 and the fixed asset write-off of $4,146,000 recorded in July 2002. Additionally, GlobalNet recorded non-cash stock compensation of $5,318,000 in March 2002 in connection with the vesting of the stock grants to employees as a result of the change of control that resulted from the acquisition of GlobalNet by Titan.

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

We will need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. We have had a history of negative cash flows from operations. We have $41.4 million in liabilities, of which $15.9 million is in mandatorily redeemable preferred stock. Without achieving positive cash flow and restructuring our liabilities, cash flow from operations and cash on hand will not be sufficient to cover our operating expenses, working capital, interest on and repayment of our debt and capital investment needs. We may not be able to restructure our debt or obtain additional financing to repay this debt that is available on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. A failure to restructure our debt, or obtain additional funding to repay this debt and support our working capital and capital investment requirements, could cause us to be in default of our existing debt and prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

We may not be able to pay our debt and other obligations and our assets may be seized as a result. We may also incur significant financing charges under terms we may have to offer to refinance our debts.

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

Since we were unable to satisfy the Titan note, which was due by March 31, 2004, Titan could foreclose on its security interest in our Globalnet, Inc. Subsidiary.

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

As of June 4, 2004 the Company has been unable to commence a registration statement for Titan and is currently in default on the note. The Company is currently in negotiations to extend the maturity date with Titan.

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

The conversion price of our convertible debentures is $0.0016. In the event, however, that the market price of our common stock is below $0.0016, then the convertible debentures are convertible into common stock at 40% of the market price. Therefore, in the event that the market price is below $0.0016, our obligation to issue shares upon conversion of the convertible debentures is essentially limitless.

The adjustable conversion price feature of our convertible debentures may encourage investors to make short sales in our common stock, which could have a depressive effect on the price of our common stock.

In the event that the market price of our common stock is below $0.0016, the convertible debentures are convertible into shares of our common stock at 40% of the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the convertible debenture holders convert and sell material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The convertible debenture holders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion of debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

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

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of each of the period covered by this report and the period covered by our Form 10-QSB for the quarter ended March 31, 2004, our Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that immediately following the merger of GlobalNet, Inc. and iDial Networks, Inc. in the 4th fiscal quarter of 2003, there were material weaknesses in the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer are evaluating these deficiencies and expect to take necessary corrective actions in the future to eliminate these weaknesses.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal year and subsequently fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                    PART III

ITEM 9. DIRECTORS , EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers, directors and key employees and their ages and positions with us as of June 3, 2004, are as follows:


Name                               Age      Position
----                               ---      --------

Mark T. Wood                        44      Chairman of the Board, Chief
                                            Executive Officer, President

Thomas G. Seifert                   32      Chief Financial Officer and
                                            Secretary

David Halpern                       64      Director

Oscar de la Guardia                 45      Director

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

OSCAR DE LA GUARDIA, DIRECTOR Mr. de la Guardia is an experienced corporate executive and business attorney. Mr. de la Guardia was a Business Development Executive for an intellectual property division of PricewaterhouseCoopers in Latin America and the Caribbean. Mr. de la Guardia was a founder and CEO of IdentiData, Inc., a start-up company formed to provide electronic identity services in Latin America, from 2000 until its sale to PwC in 2002. Prior to that, he served as Executive Vice President of Advanced Multimedia Group, Inc.
(AMG), a Miami-based Internet investment fund and business accelerator, where he was responsible for executing all business development efforts undertaken by the company. Before joining AMG in early 2000, he was Senior Vice President of American Disease Management, Inc., a disease management company headquartered in the Washington, D.C. area and its predecessor companies from 1997 to 2000. Mr. de la Guardia is a 1983 graduate of the University of Miami School of Law, where he served as Executive Editor of the Law Review. He practiced law with Greenberg Traurig, P.A., until 1988, thereafter founding his own corporate law firm with three partners.

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

                                                                    Transactions not     Known failures to
Name and Relationship                    Number of late reports     timely reported    file a required form
---------------------                    -----------------------    ---------------         ---------------
Mark T. Wood, Chairman of the Board
and Chief Executive Officer                          2                     4                     0
Thomas G. Seifert, Chief Financial
Officer and Secretary                                2                     3                     0
David Halpern, Director                              1                     0                     1
Oscar de la Guardia, Director                        1                     0                     0
Growth Enterprise Fund, S.A., 10%
shareholder                                          1                     1                     0

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


                                               SUMMARY COMPENSATION TABLE
                              Annual Compensation                       Long-Term Compensation
                              -------------------                       ----------------------
                                                     Other       Restricted    Securities
                                                     Annual      Stock         Underlying                  All Other
Name and Principal              Salary     Bonus     Compens     Award(s)      Options/        LTIP Pay    Compensation
Position                Year     ($)        ($)      -ation        ($)         SAR's (#)       -outs ($)      ($)
--------------------    ----    ------     -----     -------    ------------   ----------      --------    ------------
Mark T. Wood, Chief     2003   133,278     ---       ---        28,073,000 sh  ---             ---         ---
Executive Officer       2002    96,000     ---       ---        13,984,500 sh  ---             ---         ---
                        2001    44,000     ---       ---         2,500,000 sh  ---             ---         ---

David F. Levy,          2003       ---     ---       ---        ---            ---             ---         ---
President(1)

David Halpern,          2003       ---     ---       ---        ---            ---             ---         ---
Director (2)

Thomas G. Seifert,      2003   119,231     ---       ---        14,401,000 sh  ---             ---         ---
Chief Financial         2002    96,000     ---       ---        13,984,500 sh  ---             ---         ---
Officer (3)             2001    72,000     ---       ---         1,750,000 sh  ---             ---         ---

Oscar de la Guardia,    2003       ---     ---       ---        ---            ---             ---         200,000

(1) Mr. Levy resigned from the Company effective May 3, 2004.

(2) As a member of the Board of Directors, David Halpern's annual compensation is $20,000 effective January 2004.

(3) Mr. Seifert's employment is guaranteed under an employment contract that expires January 31, 2006. See attached exhibit for more details.

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
====================================================================================

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of June 3, 2004. The information in this table provides the ownership information for:

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



NAME AND ADDRESS OF                       NUMBER OF SHARES        PERCENTAGE
BENEFICIAL OWNER                          BENEFICIALLY OWNED      OUTSTANDING
--------------------------------          ------------------      -----------
Growth Enterprise Fund, S.A. (1)
    Sea Orchard
    Elms Avenue - Poole
    Dorsett BH14 8EE
    United Kingdom                            14,445,814,835              89%

Mark T. Wood
   Chairman and CEO
   2204 Timberloch Place, Suite 140
   The Woodlands, Texas 77380                    742,982,000              12%

Thomas G. Seifert
   Chief Financial Officer and Secretary
   10940 S Parker Road, Suite 451
   Parker, Colorado 80134                        101,598,704               2%

David Halpern
   Director
   18851 NE 29th Avenue, 7th Floor
   Aventura, FL 33180                                      0               0%

Oscar de la Guardia
   Director
   18851 NE 29th Avenue, 7th Floor
   Aventura, FL 33180                                      0               0%

All Executive Officers and Directors as
   a Group (4 persons)                           844,580,704              13%


(1) Includes 4,695,814,835 shares of common stock currently outstanding and 9,750,000,000 shares issuable upon conversion of 100,000 shares of Series A Preferred Stock.

The following table sets forth information regarding the beneficial ownership of our common stock as of June 3, 2004, before giving effect to any future issuances or potential issuances of our common stock upon:

o issuance of any additional shares to Growth Enterprise Fund, S.A.;
o exercise of any options or warrants; or
o conversion of any convertible mandatorily redeemable preferred stock or notes.



NAME AND ADDRESS OF                       NUMBER OF SHARES        PERCENTAGE
BENEFICIAL OWNER                          BENEFICIALLY OWNED      OUTSTANDING
----------------------------              ------------------      -----------
Growth Enterprise Fund, S.A.
    Sea Orchard
    Elms Avenue - Poole
    Dorsett BH14 8EE
    United Kingdom                             4,695,814,835              73%

Mark T. Wood
   Chairman and CEO
   2204 Timberloch Place, Suite 140
   The Woodlands, Texas 77380                    742,982,000              12%


Thomas G. Seifert
   Chief Financial Officer and Secretary
   10940 S Parker Road, Suite 451
   Parker, Colorado 80134                        101,598,704               2%

David Halpern
      Director
   18851 NE 29th Avenue, 7th Floor
   Aventura, FL 33180                                      0               0%

Oscar de la Guardia
   Director
   18851 NE 29th Avenue, 7th Floor
   Aventura, FL 33180                                      0               0%


All Executive Officers and Directors as
   a Group (4 persons)                           844,580,704              13%

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

3.1                Certificate of Incorporation. (8)

3.2 Certificate of Amendment to the Certificate of Incorporation. (9)

3.3 Certificate of Amendment to Articles of Incorporation as filed with the Nevada Secretary of State 3.1 on April 20, 2004 and effective on April 21, 2004.(13)

3.4 Certificate of Amendment to Certificate of Designation of Series A Preferred Stock as filed with the Nevada Secretary of State on April 30, 2004 (13)

3.5                Bylaws. (12)

4.1 Agreement dated March 2, 2004 between GlobalNet Corporation, The N.I.R. Group LLC and Growth Enterprise Fund S.A. (12)

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

10.7 Promissory Note dated July 24, 2003 payable by GlobalNet, Inc. to The Titan Corporation. (3)

10.8 Promissory Note dated August 21, 2003 payable by iDial Networks, Inc. to The Titan Corporation. (3)

10.9 Pledge Agreement dated August 21, 2003 by and between The Titan Corporation and iDial Networks, Inc. (3)

10.10 Promissory Note dated August 21, 2003 payable by iDial Networks, Inc. to Growth Enterprises Fund, S.A. (3)

10.11 Employment Agreement dated February 1, 2003, by and between iDial Networks, Inc. and Thomas G. Seifert. (12)

10.12 Settlement Agreement and Mutual Release dated April 12, 2004, by and between GlobalNet Corporation, Callflow Limited and John Molnar. (12)

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

31.1 Certification by Mark T. Wood, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Thomas G. Seifert, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Mark T. Wood, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Thomas G. Seifert, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated by reference to the Company's Form 8-K filed on December 29, 2003.
(2)  Incorporated by reference to the Company's Form 8-K filed on January 2,
     2004.
(3) Incorporated by reference to the Company's Form 8-K filed on September 5, 2003.
(4) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 31, 2003.
(5)  Incorporated by reference to the Company's Form 8-K/A filed on April 5,
     2002.
(6)  Incorporated by reference to the Company's Form 8-K/A filed on April 4,
     2002.
(7)  Incorporated by reference to the Company's Form 8-K filed on April 3, 2002.
(8)  Incorporated by reference to the Company's Form 10-SB on April 13, 2000.
(9) Incorporated by reference to the Company's Schedule 14C filed on September 19, 2003.
(10) Incorporated by reference to the Company's Form SB-2 filed on February 12, 2003.
(11) Incorporated by reference to the Company's Form SB-2 filed on July 2, 2003.
(12) Incorporated by reference to the Company's Form 10-KSB filed on April 19, 2004.
(13) Incorporated by reference to the Company's Form 10-QSB filed on May 20,
     2004.


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



Dated: June 8, 2004

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




                 /s/ Mark T. Wood
                 -----------------------------
                 Mark T. Wood, Chairman of the Board and Chief Executive Officer

                 /s/ Thomas G. Seifert
                 -----------------------------
                 Thomas G. Seifert, Chief Financial Officer and Secretary

                 /s/ David Halpern
                 -----------------------------
                 David Halpern, Director

                 /s/ Oscar de la Guardia
                 -----------------------------
                 Oscar de la Guardia, Director




Dated: June 8, 2004

                     GlobalNet Corporation and Subsidiaries

                        Consolidated Financial Statements

                           December 31, 2003 and 2002

                                TABLE OF CONTENTS



                                                                            Page

Independent Auditors' Report                                                 F-2


Consolidated Financial Statements:


         Consolidated Balance Sheet                                          F-3
         Consolidated Statements of Operations and Comprehensive Loss        F-4
         Consolidated Statements of Stockholders' Equity (Deficit)           F-5
         Consolidated Statements of Cash Flows                               F-7
         Notes to Consolidated Financial Statements                          F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GlobalNet Corporation

We have audited the accompanying consolidated balance sheets of GlobalNet Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlobalNet Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has negative working capital at December 31, 2003 and has experienced negative cash flows and net losses from operations and is in default on several notes payable. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 1 the Company adopted FAS 150 in 2003.





/s/Ehrhardt Keefe Steiner & Hottman PC
   Ehrhardt Keefe Steiner & Hottman PC




May 15, 2004
Denver, Colorado

                     GlobalNet Corporation and Subsidiaries

                          Consolidated Balance Sheets

                           Assets                                December 31,    December 31,
                                                                     2003            2002
                                                                --------------  -------------
Current assets:
    Cash                                                        $     405,373        981,296
    Accounts receivable, net of allowance for doubtful
      accounts of $1,250,803 and $2,318,159 respectively            2,778,798      4,551,574
    Prepaid expenses and other current assets                         236,307        376,415
    Carrier deposits                                                  432,266        578,072
                                                                --------------  -------------
             Total current assets                                   3,852,745      6,487,357

Property and equipment, net                                         2,628,947      3,317,141
Intangible assets, net                                              3,940,676           --
Goodwill                                                           38,280,042           --
Other assets                                                          372,171           --
                                                                --------------  -------------
           Total assets                                         $  49,074,580      9,804,498
                                                                ==============  =============
    Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                            $   3,975,323      4,513,930
    Due to MCI                                                      9,850,435      5,973,383
    Accrued expenses                                                1,394,746        868,694
    Due to related parties                                            159,745           --
    Payable to Former Parent, net of receivable                         --         1,761,991
    Restructuring reserve                                             137,668        526,822
    Deferred revenue                                                   37,854        103,595
    Current portion of notes payable                                   27,179           --
    Current portion of capital lease obligations                    2,749,146      5,321,454
    Payment Agreement with MCI                                          --         3,883,414
    Note payable to MCI                                             3,681,939           --
    Note payable                                                    1,200,000           --
    Note payable to Former Parent                                       --        10,854,601
    Notes payable - Stockholders                                    1,440,005           --
    Notes payable -  net of discount of $1,649,788                    851,915           --
    Current portion of 5% mandatorily redeemable
      preferred stock (11,795 shares of Series
      A, accrued preferred dividend of $260,000, and
      liquidation preference of $1,713,000)                         2,100,000           --
                                                                --------------  -------------
           Total current liabilities                               27,605,955     33,807,884

Capital lease obligations, net of current portion                       6,236      2,277,372
 5% mandatorily redeemable preferred stock (88,205 shares of
 of Series A and liquidation preference of $14,147,000)            13,760,000           --
                                                                --------------  -------------
           Total liabilities                                       41,372,191     36,085,256
                                                                --------------  -------------

Commitments and contingencies                                           --              --
                                                                --------------  -------------

Stockholders' equity (deficit):
    Common stock, $.005 par value, 1,000,000,000 shares
      authorized and 595,159,276 shares outstanding
     (December 31, 2003) and $0 par value,
      25,000 shares authorized and 1,000 shares
      outstanding (December 31, 2002)                               2,975,797            --
    Common stock to be issued in connection with business
      acquisition with $0.005 par value                            23,761,830            --
    Additional paid-in-capital                                     45,708,416     31,001,282
    Accumulated deficit                                           (64,743,654)   (57,282,040)
                                                                --------------  -------------
           Total stockholders' equity (deficit)                     7,702,389    (26,280,758)
                                                                --------------  -------------
           Total liabilities and stockholders' equity (deficit)    49,074,580      9,804,498
                                                                ==============  =============

          See accompanying notes to consolidated financial statements.

                     GlobalNet Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                                                                                 Years Ended

                                                                                        December 31,        December 31,
                                                                                            2003               2002
                                                                                    -------------------- ------------------
Revenue                                                                           $         102,214,126         98,977,054

Operating expenses:
    Data communications and telecommunications                                               96,275,470         90,797,555

    Network operations (exclusive of $643,929 for the year ended December 31,
      2002 reported below as non-cash stock compensation)                                     4,009,099          5,003,058

    Selling and marketing                                                                       815,265            675,499

    General and administrative (exclusive of $4,674,195 for the year ended
       December 31, 2002 reported below as non-cash stock compensation)                       2,833,135          4,352,077

    Restructuring charges                                                                           987          1,113,112
    Fixed Asset write-off                                                                             -          4,145,564
    Goodwill write-off                                                                                -         50,300,000
    Bad debt expense                                                                             71,161            726,057
    Depreciation and amortization                                                             1,921,547          3,126,571
    Non-cash stock compensation                                                                       -          5,318,124
                                                                                    -------------------- ------------------

            Total operating expenses                                                        105,926,664        165,557,617
                                                                                    -------------------- ------------------

            Operating loss                                                                   (3,712,538)       (66,580,563)

    Interest on note to payable to former Parent                                               (617,950)          (554,601)
    Interest expense, net and non-cash financing costs                                       (3,131,124)        (2,253,549)

            Net loss                                                                         (7,461,612)       (69,388,713)
                                                                                    ==================== ==================

    Basic and diluted weighted average common shares outstanding                            204,418,740          7,643,437
            Basic and diluted loss per share                                      $               (0.04)             (9.08)
                                                                                    ==================== ==================

          See accompanying notes to consolidated financial statements.

                     GlobalNet Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                      For the Year Ended December 31,

                                                            2003        2002
                                                                     (Restated)
                                                        ------------ ------------
Cash flows from operating activities:
   Net loss                                              (7,461,612) (69,388,713)
   Adjustments to reconcile net loss to net
     cash provided by (used in)
     operating activities:
       Depreciation and amortization                      1,921,547    3,126,571
       Fixed asset write-off                                      -    4,145,564
       Goodwill write-off                                         -   50,300,000
       Provision for doubtful accounts                            -      726,057
       Noncash stock compensation                                 -    5,318,124
       Noncash financing costs                            2,237,841    1,284,651
       Restructuring charges                                      -    1,113,112
       Changes in assets and liabilities:
         Accounts receivable                              1,930,599   (2,015,693)
         Interest on Former Parent loan                     617,950      554,601
         Prepaid expenses and other current
          assets                                            140,108     (285,886)
         Carrier deposits                                   198,580      (97,439)
         Accounts payable                                (1,646,783)  (5,148,956)
         Due to MCI                                       3,877,052    2,774,315
         Restructuring reserve                             (389,154)    (586,290)
         Payable to Former Parent, net of
          receivable                                      1,520,663    1,761,991
         Deferred revenue                                  (179,529)      75,408
         Accrued expenses                                   (26,088)     177,707
                                                        ------------ ------------
           Net cash provided by (used in)
            operating activities                          2,741,174   (6,164,876)
                                                        ------------ ------------
Cash flows from investing activities -
   Payments to Titan and other business
    acquisition                                          (1,835,115)           -
   Cash overdraft acquired in connection
    with business acquisition                              (100,976)           -
   Purchase of property and equipment                      (396,087)     (75,833)
                                                        ------------ ------------
       Net cash used in investing activities             (2,332,178)     (75,833)
                                                        ------------ ------------
Cash flows from financing activities:
   Proceeds from former parent loans                      3,500,000   10,300,000
   Proceeds from Note - stockholders                      1,750,000            -
   Loan acquisition fees and costs                         (140,000)           -
   Repayments on notes payable                           (1,050,000)           -
   Net repayments on MCI notes payable                     (201,474)           -
   Principal payments on capital lease
    obligations                                          (4,843,444)  (4,719,273)
                                                        ------------ ------------
      Net cash (used in) provided by
       financing activities                                (984,918)   5,580,727
                                                        ------------ ------------
      Net increase (decrease) in cash                      (575,921)    (659,982)

Cash at beginning of period                                 981,296    1,641,278
                                                        ------------ ------------
Cash at end of period                                       405,375      981,296
                                                        ============ ============

Supplemental disclosure cash flow information:
   Cash paid for interest                                   512,395      969,065

Supplemental disclosure of noncash financing and investing activity:

   Conversion of convertible note into equity                     -    2,201,386

   Conversion of former parent accrued
    interest due into debt                                3,122,909            -

   Note payable extension fee added to
    note payable                                            250,000            -

                     GlobalNet Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows (continued)



   Issuance of mandatorily redeemable
    preferred stock in connection with
    business acquisition                                 15,600,000            -

   Issuance of note payable to Growth in
    connection with business acquisition                    500,000            -

   Issuance of note payable to Titan in
    connection business acquisition                       1,500,000            -

   Value of equity instruments to be issued
    in business acquisition                              39,819,263            -

   Net assets acquired in connection with
    business acquisition(including cash
    acquisition costs of $1,936,091)                     59,355,353            -

   Common stock issued for legal settlement                       -      227,500

   Equipment purchased under capital lease                        -    1,087,322

Pushdown accounting adjustments in connection with the Titan merger:

   Goodwill recorded in Merger                                    -   50,300,000

   Reclassification of intangible assets to goodwill              -   (1,222,044)

   Write down of property and equipment to fair value             -     (501,233)

   Net adjustment to stockholders' equity (deficit)               -   48,576,723

          See accompanying notes to consolidated financial statements.

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Stockholders'
                 Deficit Years ended December 31, 2003 and 2002

                                                        GlobalNet Corporation
                        ---------------------------------------------------------------------------------
                                                                                 Additional
                              Common Stock                             Acq        paid-in    Accumulated    Deferred       Total
                          Shares         Amount        Acq Shares    Sh Amount    capital      deficit     compensation   deficit
                        -------------  ------------- -------------- ------------ ----------- ------------  ------------ ------------
Balance at December
 31, 2001                 32,379,374         32,379         --            --      25,477,950  (33,407,982)  (5,318,124) (13,215,777)

Conversion of
 convertible note          4,888,263          4,889         --            --       2,196,497       --            --       2,201,386

Issuance of shares
 for legal settlement        350,000            350         --            --         227,150       --            --         227,500

Amortization of deferred
 compensation                   --             --           --            --           --          --        5,318,124    5,318,124

Cancellation of shares
 Outstanding             (37,616,637)       (37,618)        --            --          37,618       --            --           --

Net effect of purchase
 accounting adjustments         --             --           --            --       3,062,067   45,514,655        --      48,576,722

Net loss for period             --             --           --            --           --     (69,388,713)       --     (69,388,713)
                         -------------  ------------- -------------- ------------ ----------- ------------ ------------ ------------
Balance at December 31,
 2002                          1,000    $      --           --       $    --      31,001,282  (57,282,040)       --     (26,280,758)
                         -------------  ------------- -------------- ------------ ----------- ------------ ------------ ------------
Net effect of purchase
 accounting adjustments  495,158,276      2,475,797   4,852,366,000   24,261,830  14,707,134       --            --      41,444,761

Issuance of shares for
 business acquisition    100,000,000        500,000    (100,000,000)    (500,000)      --          --                          --

Net loss for period             --             --           --            --           --      (7,461,612)       --      (7,461,612)
                         -------------  ------------- -------------- ------------ ----------- ------------ ------------ ------------
Balance at December 31,
 2003                    595,159,276    $ 2,975,797   4,752,366,000  $23,761,830  45,708,416  (64,743,652)       --       7,702,391
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

On March 21, 2002, GlobalNet, Inc. merged with a subsidiary of The Titan Corporation ("Titan"). In the merger, a wholly owned subsidiary of Titan merged into GlobalNet and all of GlobalNet's outstanding common shares and certain outstanding stock options and warrants were converted into Titan common shares, options and warrants, plus cash in lieu of fractional shares. The merger had an aggregate equity transaction value of approximately $31.0 million. The transaction was accounted for as a purchase. The excess of the purchase price of $31.0 million over the estimated fair market value of the net liabilities acquired of approximately $19.3 million was approximately $50.3 million, which was allocated to goodwill. After the merger, Titan reduced the number of shares of common stock outstanding in GlobalNet from 37,617,637 shares to 1,000 shares and converted GII into a single member Delaware limited liability company, GlobalNet International, L.L.C., in which GlobalNet is the sole member. In accordance with Staff Accounting Bulletin No. 54 and No. 73, the Company has "pushed down" to its stand-alone consolidated financial statements the purchase accounting adjustments and the subsequent write-off of goodwill recorded by Titan. As a result, the consolidated financial information for the period after the merger is presented on a different cost basis than that for the periods before the merger and, therefore, is not necessarily comparable. The operations and management of the Company have essentially remained in place and unchanged after the merger with Titan and thus reflect continuity of the operations of the Company. As a result, the accompanying consolidated financial statements do not separately present the results of operations for the period immediately preceding the merger separately from the period subsequent to the merger with Titan. The Company has determined the change in cost basis as a result of the merger and the resulting impact on the operating results of the Company was not material and the presentation of the entire annual period is more meaningful and useful for comparative purposes.

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

On May 20, 2003, Growth Enterprise Fund, S.A. ("GEF") entered into a Stock Purchase Agreement with Titan to acquire 100% of the common stock of GlobalNet. Subsequently, on August 21, 2003, iDial entered into an Assignment and Assumption Agreement with GEF and Titan, whereby GEF transferred to iDial all its rights and obligations under the Stock Purchase Agreement in exchange for 60% of iDial's outstanding common stock (after taking into consideration the potential dilution from certain convertible debentures), 100,000 shares of Series A Preferred Stock. Refer to Note (4) for further information.

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

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2) Summary of Significant Accounting Policies

                           Principles of Consolidation

The consolidated financial statements for all periods presented include the accounts of GlobalNet Corporation and its wholly owned subsidiaries, GlobalNet International, Inc. and others included in Exhibit 21.1. All intercompany accounts and balances have been eliminated in consolidation.

The accompanying audited consolidated financial statements reflect the acquisition of GlobalNet by iDial on August 25, 2003, which was treated as a reverse acquisition with GlobalNet identified as the accounting acquiror as discussed in Note (4). Accordingly, all previous periods presented reflect the audited financial statements of GlobalNet and, therefore, such financial statements differ from the financial statements reported in iDial's previous filings.

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


                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                              2003           2002
                                                                            -------        -------
Pro forma net loss:
    Net loss for the year, as reported .......................          $ (7,461,612)   $(69,388,713)
    Deduct: stock-based compensation determined under APB 25..                     -       5,318,124
    Add: stock-based compensation determined under SFAS 123...                     -      (5,426,918)
                                                                        -------------   -------------

    Pro forma net loss .......................................          $ (7,461,612)   $(69,497,507)
                                                                        -------------   -------------

Net loss per share - basic and diluted:
    As reported ..............................................          $      (0.04)   $      (9.08)
    Pro forma ................................................          $      (0.04)   $      (9.09)


                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                             2003           2002
                                                           -------        -------
Approximate risk free rate                                    4.5%           3.8%
Average expected life                                     4.3 Years      5 to 9.6 Years
Dividend Yield                                                 -%              -%
Volatility                                                    100%            72%

Estimated fair value of total options granted              $ 83,080      $ 108,231

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

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

                                Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

The Company has also reclassified certain amounts in its 2002 Statement of Cash Flows previously reported, for noncash investing and financing activities pertaining to assets acquired under capital leases.

(3) Push Down Accounting in Connection with Titan Merger

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

In April 2002, the former Parent obtained an independent valuation completed by independent valuation specialists Bearing Point (formerly KPMG Consulting, Inc.) to assist in its purchase price allocation of the GlobalNet acquisition. The $50.3 million allocated

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

to goodwill includes $1,222,024 of net intangibles prior to the merger that has been reclassified.

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

(4) Business Acquisition

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

The purchase price consideration was determined as follows:


Value of shares to be issued                      $ 39,819,263
New note payable to Titan                            1,500,000
Note payable to GEF                                    500,000
Assumed current liabilities                          1,774,103
Assumed long-term debt                                 216,755
Transaction expenses                                 1,835,115
Mandatorily Redeemable Preferred Stock              15,600,000
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

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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

              Unaudited Pro Forma Combined Statements of Operations

(5) Notes Payable

Convertible Notes Payable

-------------------------------------------------------------------------------- ----------------------------
                                                                                        December 31,
-------------------------------------------------------------------------------- -------------- -------------
                                                                                     2003           2002
-------------------------------------------------------------------------------- -------------- -------------
$1,750,000 Convertible notes payable related to acquisition. Note is convertible into approximately 1,093,750,000 shares of Company's common stock at $.0016 per share.  If the Company's common stock price is below $.0016 then the conversion price will be adjusted to the lesser of $.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60%.  Interest at 12% due August
21, 2005. Subsequent to year end interest rate reduced to 6%.  Note contains a beneficial conversion feature which result in a charge to the statement of operations in 2003 of $315,000.  Note is recorded net of unamortized discount of $1,435,000 collateralized by all assets of the company.  Converted shares have registration rights. The note is currently in default, thus balance of
the note has been recorded as a current liability.                              $  315,000            -
-------------------------------------------------------------------------------- -------------- -------------
$750,000 Convertible notes payable issued February 2003 assumed in acquisition by accounting acquiror. Convertible into approximately 157,500,000 shares of the company's common stock at $.0016 per share. If the Company's common stock price is below $.0016 then the conversion price will be adjusted to the lesser of
$.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60%. Interest at 12%
due February 2004 subsequent to year end interest reduced to 6% and due date extended to August 2005. The note contains a beneficial conversion feature which resulted in a charge to the statement of operations in 2003 of $136,096.
$498,297 was converted to common stock in 2003. Note recorded net of unamortized discount of $4,624 collateralized by all assets of the company. 2,250,000 warrants issued in conjunction with the note at a price of $.0016 per share. The warrants expire February 2008 and were assumed in the acquisition with iDial.
Converted shares have registration rights. The note is currently in default,
thus balance of the note has been recorded as a current liability.                  247,079            -
-------------------------------------------------------------------------------- -------------- -------------
$500,000 Convertible notes payable issued May 2003 assumed in acquisition by accounting acquiror. Convertible into approximately 312,500,000 shares of the company's common stock at $.0016 per share. If the Company's common stock price is below $.0016 then the conversion price will be adjusted to the lesser of
$.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60%. Interest at 12%
due May 2004 subsequent to year end interest reduced to 6% and due date extended to August 2005. The note contains a beneficial conversion feature which resulted in a charge to the statement of operations in 2003 of $169,973. Note recorded net of unamortized discount of $210,165 collateralized by all assets of the company. Converted shares have registration rights. 1,500,000 warrants issued in conjunction with the note at interest price of $.0016. The warrants expire May
2008 and were assumed in the acquisition with iDial. Converted shares have registration rights. The note is currently in default, thus balance of the note
has been recorded as a current liability.                                          289,835             -
-------------------------------------------------------------------------------- -------------- -------------
                                                Total Convertible Notes Payable $  851,914             -
-------------------------------------------------------------------------------- -------------- -------------

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Convertible Stockholder Notes Payable

-------------------------------------------------------------------------------- ----------------------------
                                                                                        December 31,
-------------------------------------------------------------------------------- ----------------------------
                                                                                     2003           2002
-------------------------------------------------------------------------------- -------------- -------------
Convertible notes payable to an officer of thee Company (CEO).  Non-Interest bearing. Convertible into approximately 659,000,000 shares of common stock at
$.0016 per share due on demand.  Assumed in acquisition of iDial.  At the date of acquisition the note was modified which resulted in a beneficial conversion feature immediately amortized as a charge to the statement of operations in
2003 of $1,053,978. On April 30, 2004, this note was converted into 658,736,250
shares of common stock.                                                          $ 1,053,978             -
-------------------------------------------------------------------------------- -------------- -------------
Convertible notes payable to a shareholder related to acquired technology.
Non-Interest bearing. Convertible into approximately 74,000,000 shares of common stock at $.0016 per share due February 2005. Assumed in acquisition of iDial. At the date of acquisition the note was modified which resulted in a beneficial conversion feature immediately amortized as a charge to the statement of operations in 2003 of $118,000. On April 30, 2004, this note was converted into
73,750,000 shares of common stock.                                                   118,000             -
-------------------------------------------------------------------------------- -------------- -------------
Convertible notes payable to a third party vendor. Non-Interest bearing.
Convertible into approximately 168,000,000 shares of common stock at $.0016 per share due on demand. Assumed in acquisition of iDial. At the date of acquisition the note was modified which resulted in a beneficial conversion feature immediately amortized as a charge to the statement of operations in
2003 of $268,027. On April 30, 2004, this note was converted into 167,516,250
shares of common stock.                                                              268,027             -
-------------------------------------------------------------------------------- -------------- -------------
                                    Total Convertible Shareholder Notes Payable  $ 1,440,005             -
-------------------------------------------------------------------------------- -------------- -------------

Notes Payable

-------------------------------------------------------------------------------- ----------------------------
                                                                                        December 31,
-------------------------------------------------------------------------------- ----------------------------
                                                                                     2003           2002
-------------------------------------------------------------------------------- -------------- -------------
Note payable to MCI.  Interest at 6%. Monthly payments of $220,000. Final payment of $114,906 due June 2005. Collateralized by all assets of the
Company. The note is currently in default and provides for a default rate of
interest of 18%.                                                                $ 3,681,939              -
-------------------------------------------------------------------------------- -------------- -------------
Acquisition note payable to a third party. Non-Interest bearing. Principal payments of $25,000 per week. Note is convertible after registration statement is effective. Conversion price is at the then current market price of the
Company's common stock. Collateralized by all assets of the Company. The note was originally due on December 31, 2003. The Company failed to make the required payment of $1,000,000 on December 31, 2003. Subsequently the Company entered into an agreement to extend the note on December 29, 2003. The Company paid
$250,000 as an extension fee to the holder as consideration for granting the extension to March 31, 2004. The note was subsequently defaulted on. The company is in good faith negotiations to reach a mutually acceptable resolution.
                                                                                  1,200,000              -
-------------------------------------------------------------------------------- -------------- -------------

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Mandatory Redeemable Preferred Stock

-------------------------------------------------------------------------------- ----------------------------
                                                                                        December 31,
-------------------------------------------------------------------------------- ----------------------------
                                                                                     2003           2002
-------------------------------------------------------------------------------- -------------- -------------
100,000 shares ($156 per share ) Preferred Stock issued in conjunction with acquisition of iDial to Growth Enterprise Fund.  Liquidation preference of
$15,860,000 at December 31, 2003.  Payments of $87,500 on the 10th and 20th
day each month plus interest at 5% (including $260,000 of accrued interest at
December 31, 2003). Convertible into 2,143,000 shares of common stock at
$.0074 per share.  The preferred holder has 60% equivalent voting rights of the common shares until the required acquisition shares are issued. The conversion rate of the preferred stock was modified to $.0016 on March 2, 2004 which increased the number of common shares issuable upon conversion to
9,912,500,000.  On April 6, 2004 the holder agreed to convert current and future principle and interest through June 2004 into 1,171,875,000 shares of common stock as long as subsequent debt service and interest payments continue to be made timely.  In connection with our accounting policy, the Company recorded a discount of $15,990,000, which is equal to the principle plus interest. This discount will create a significant expense to the Company's statement of operations, which will be amortized over the period of
scheduled redemptions which extends through December 2010.                      $15,860,000              -

                                                          Less Current Portion    2,100,000              -
                                                                                  ---------

                                                                                 13,760,000              -
-------------------------------------------------------------------------------- -------------- -------------

The following table provides a summary of notes payable and debt obligations broken out annually:

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

(6) Restructuring Charges

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

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

The table below shows the expenses applied against the restructuring reserve for the twelve months ended December 31, 2003:

                                                                                             Balance
                                                    Balance of                                 of
                                                   Restructuring          Expenses        Restructuring
                                                      Reserve             applied            Reserve
                                                    December 31,          against           December 31,
                                                       2002               reserve              2003
                                                  -------------------  -----------------  -----------------
Unused circuit leases                                       441,933           (314,385)           127,548
Closing costs of Marietta office                             13,554            (13,554)                 -
Underutilization cost of Lombard office                      71,335            (61,215)            10,120
                                                  -------------------  -----------------  -----------------
                                                          $ 526,822         $ (389,154)         $ 137,668
                                                  ===================  =================  =================

The components of the restructuring charge and the expenses applied against the reserve for the period from March 22, 2002 through December 31, 2002 were as follows:

Notes to Consolidated Financial Statements


                                                           Charges               Costs                Ending
                                                          recorded              applied               balance
                                                         at March 22,           against             December 31,
                                                            2002                reserve                 2002
                                                      -------------------   -------------------   -------------------
Severance payments                                    $       278,609               278,609                    --
Unused circuit leases                                         681,311               239,378               441,933
Closing costs of Marietta office                               52,000                38,446                13,554
Under utilization cost of Lombard office                      101,192                29,857                71,335
                                                      -------------------   -------------------   -------------------
                                                      $     1,113,112               586,290               526,822
                                                      ===================   ===================   ===================

(7) Income Taxes

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

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

The tax effects of temporary difference that give rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are as follows:


                                                                         December 31,          December 31,
                                                                           2003                   2002
                                                                      ---------------      --------------
Net operating loss carryforward ......................                $   20,055,000          13,603,440
Depreciation and amortization ........................                      (501,000)          1,496,623
Merger Costs..........................................                           -             1,475,630
Other adjustments  ...................................                           -             1,390,922
                                                                      ---------------      --------------
Net deferred tax asset ...............................                    19,554,000          17,966,617
Valuation allowance ..................................                   (19,554,000)        (17,966,617)
                                                                      ---------------      --------------
                                                                      $          -                   -
                                                                      ===============      ==============

(8) Property and Equipment

Property and equipment consists of the following:

                                                                                          December 31,
                                                                            -----------------------------------------
                                                                                     2003                 2002
                                                                            -------------------   -------------------
Leasehold improvements                                                      $        40,362                40,362
Network equipment under capital leases                                            7,889,964             7,567,767
Furniture and equipment                                                           2,729,381               817,468
                                                                            -------------------   -------------------
                                                                                 10,659,707             8,425,597
Less accumulated depreciation and amortization                                    8,030,760             5,108,456
                                                                            -------------------   -------------------
                 Property and equipment, net                                $     2,628,947             3,317,141
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

In July 2002, it became uncertain whether the Company would be able to recover the carrying value of its property and equipment as a result of our former Parent's decision to exit the telecommunications business on July 11, 2002 and the current depressed market values for telecommunications assets. As a result, the Company determined that its property and equipment were impaired and recorded a $4,145,564 write-off, which represented 50% of the net book value of those assets as of June 29, 2002. Depreciation for the years ended December 31, 2003, and 2002 was $1,921,547, and $3,126,571, respectively. Accumulated depreciation of assets recorded under capital leases was $5,951,348 and $4,654,638 at December 31, 2003 and 2002, respectively.

(9) Intangible Assets

In connection with the acquisition in August 2003, the Company identified approximately $4.2 million of intangible assets and approximately $38.3 million of goodwill, based on the results of an independent valuation. The $4.2 million of intangible assets

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

consists of $3.3 million attributed to customer list with an estimated life of 5 years and $0.9 million was attributed to acquired technology with an estimated useful life of 6 years. The Company recorded $218,267 of accumulated depreciation for the customer list of 2003 and $52,056 of accumulated depreciation for the acquired technology of 2003

The amortization schedule is as follows:

Notes to Consolidated Financial Statements

                                    Amortization Expense for the Year Ended December 31,

                           2002         2003      2004      2005      2006      2007      2008
                      |----Actual----||---------------------    Future    --------------------|

Other Assets               44,624            -         -         -         -         -         -

Customer Lists                  -      218,267   654,800   654,800   654,800   654,800   654,800

Acquired Technology             -       52,056   156,167   156,167   156,167   156,167   156,167
                           ------       ------   -------   -------   -------   -------   -------

                           44,624      270,323   810,967   810,967   810,967   810,967   810,967

(10) MCI Payment Agreement

On August 27, 2003, GlobalNet made a $60 million revenue commitment to MCI for a period of two years commencing September 1, 2003 (the "Revenue Commitment"). The Revenue Commitment contains a price protection mechanism that allows GlobalNet to terminate the Revenue Commitment by paying off the outstanding balance of the notes payable, $3,681,939 as of December 31, 2003, in the event that MCI's sell rates to GlobalNet become less competitive than the sell rates available from other telecom providers.

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

Subsequent to the end of the year, the Company entered negotiations with MCI to settle past due balances due them that are recorded as accounts payable. On March 11, the Company entered into a temporary agreement that requires a $1,000,000 minimum payment per week through March 26, 2004 for current traffic and required the Company to provide MCI with a new payment proposal by March 29, 2004 to settle the past due balances due MCI. The Company's first proposal was not accepted. While the Company is preparing a new proposal, the Company and MCI have extended through July 9, 2004, the temporary arrangement that requires a $1,000,000 minimum payment per week for current traffic. There are no assurances that an agreement can be reached with MCI and any service disruption or termination could cause serious harm to the Company, its revenues and ability to continue operations. However, because of the uncertainty with MCI, the Company is simultaneously working to add redundant capacities to terminate service to in the case of a disruption or termination.

During 2002, the Company entered into a payment arrangement with MCI for payment of its past due balance of $6,083,414. The payment arrangement called for monthly payments of $250,000 with a balloon payment of $3,633,414 due on March 31, 2003. There was no interest charged or collateral secured. The Company made payments totaling $2,200,000 during 2002 and paid the balance of $3,883,414 during 2003. F-19

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(11) Leases and Commitments

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

(12) Related Parties

As part of the acquisition dated August 21, 2003, iDial issued a note to Growth Enterprise Fund for $500,000. This note was repaid during 4th Quarter 2003.

On January 5, 2004, the Company secured a contract with Global Telesat Corp., a wholly owned subsidiary of Growth Enterprise Fund, for worldwide termination of voice and data mobile satellite telecommunications traffic originating in Iraq. In conjunction with securing this contract, the Company issued 300,000,000 shares of common stock to consultants valued at $17,700,000. (See note 18)

On February, 2, 2004, the Company hired the wife of a director as an administrative assistant.

On February 9, 2004, a director received $3,334 as compensation for his service as a member of the Company's board of directors for January and February 2004. As a member of the Board of Directors, the annual compensation is $20,000.

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13) Stockholders' Equity and Convertible Note

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

As a result of the full conversion of the Note into Company common stock, the Company expensed the remaining unamortized balance of $1,263,818 related to debt discount related to the Note's beneficial conversion feature, the debt discount related to the incentive warrants issued, the debt discount related to investor fees, and the debt issuance costs.

2003

iDial Acquisition

On May 20, 2003, GEF entered into a Stock Purchase Agreement with Titan to acquire 100% of the common stock of GlobalNet. Subsequently, on August 21, 2003, iDial entered into an Assignment and Assumption Agreement with GEF and Titan, whereby GEF transferred to iDial all its rights and obligations under the Stock Purchase Agreement in exchange for 60% of iDial's outstanding common stock (after taking into consideration the potential dilution from certain convertible debentures), 100,000 shares of Series A Preferred Stock. Refer to Note (4) for further information.

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

2004

On December 31, 2003, a majority of the Company's stockholders voted by written consent in lieu of a special meeting of stockholders to amend the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock of the Company from 1,000,000,000 shares to 20,000,000,000. The Company filed the amendment to the Certificate of Incorporation which became effective April 21, 2004.

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

iDial Networks Restricted Common Stock

In conjunction with the reverse acquisition, the Company issued 100,000,000 shares of restricted common stock as a partial payment to Growth Enterprise Fund. Subsequent to year end, the Company issued 4,595,814,835 shares of restricted common stock as a final payment to Growth Enterprise Fund. F-21

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Subsequent to year end, the Company issued 8,951,581 shares of restricted common stock as a payment toward the convertible debenture.

Subsequent to year end, the Company issued 900,002,500 shares of restricted common stock for the convertible debentures.

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

In February and May 2003, in conjunction with the issuance of the secured convertible debentures, the Company issued warrants to acquire an additional 3,750,000 shares of our common stock at an exercise price of $.0016 per share. 2,250,000 warrants terminate in February 2008 and 1,500,000 warrants terminate in May 2008. The fair values of the warrants were estimated to be approximately $29,186 and $11,472 on the dates of grant utilizing the Black-Scholes model with the following assumptions: expected life of 5 years, 223.61% volatility, risk-free rate of 4.5% and a 0.00% dividend yield.

The following table presents the activity for warrants outstanding:

                                                Weighted             Weighted
                                                Average              Average
                                                Number of            Exercise
                                                Warrants              Price
                                             ---------------       -------------

Outstanding - December 31, 2001                  1,784,764           $   0.9600
      Issued                                             -                    -
      Converted into former Parent options      (1,784,764)              0.9600
      Forfeited/canceled                                 -                    -
      Exercised                                          -                    -
                                             ---------------       -------------

Outstanding - December 31, 2002                          -                    -
      Inherited as part of recapitalization      3,916,666               0.0041
      Forfeited/canceled                                 -                    -
      Exercised                                          -                    -
                                             ---------------       -------------
 Outstanding - December 31, 2003                 3,916,666           $   0.0041
                                             ===============       =============

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 4.14 years.

Stock Options

The following table presents the activity for options outstanding:

                                                Weighted             Weighted
                                                Average              Average
                                                Number of            Exercise
                                                Options              Price
                                             ---------------       -------------

Outstanding - December 31, 2001                  1,856,000           $   8.2200
      Issued                                             -                    -
      Converted into former Parent options        (261,000)               .6700
      Forfeited/canceled                         1,595,000               9.4600
      Exercised                                          -                    -
                                             ---------------       -------------
Outstanding - December 31, 2002                          -                    -
                                             ===============       =============

There was no option activity during 2003 and there were no options outstanding as of December 31, 2003.

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

The Company also has outstanding convertible debentures that require an effective registration statement by May 1, 2004. The Company was unable to meet that deadline of May 1, 2004 and anticipate that the convertible debentures will go into default. In the event of default, the debentures become due and payable at the option of the Debtor.

(14) Credit and Business Concentrations

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

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Wholesale Telecom Corporation - In October 2001, GlobalNet filed a complaint against Wholesale Telecom Corporation ("WTC") in the Circuit Court of the 11th Judicial Circuit for Dade County (Florida) seeking to recover $536,579 (plus interest since October 23, 2000) of past-due unpaid amounts for telecom services provided by GlobalNet. In June 2002, WTC filed a counterclaim alleging violations of the Communications Act and fraud, and seeking punitive damages in excess of $1 million. The counterclaim alleges that GlobalNet has "knowingly issued fraudulent invoices". On December 16, 2003 GlobalNet and WTC agreed to dismiss all claims and counterclaims in exchange for no monetary consideration.

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

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

(17) Geographic and Business Segment Information

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

Data relating to the Company's operations by geographic area is set forth below:

                                     United States           Mexico             Other               Total
                                   -----------------   -----------------  -----------------   -----------------
Twelve Months Ended Dec. 31, 2003
     Revenues                          $         --          71,474,205         30,739,921     $   102,214,126
Twelve Months Ended Dec. 31, 2002
     Revenues                          $         --          81,666,258         17,310,796     $    98,977,054
At December 31, 2003
     Identifiable assets               $  2,628,947                  --                 --     $     2,628,947
At December 31, 2002
     Identifiable assets               $  3,317,141                  --                 --     $     3,317,141

The Company's revenues are primarily generated by providing telecommunication services to Mexico and other Latin America countries on behalf of the Company's customers. However, all of the tangible assets of the Company are located in the United States.

(18) Subsequent Events

On January 2, 2004, the Company issued 300,000,000 shares of common stock, valued at $.059 per share based on the share price at the date of the board approved the contracts, or $17,700,000, to consultants to help secure certain mobile satellite contracts. This charge will be expensed during the first quarter of 2004. Subsequently, the Company announced three initial projects with Iraq, Libya and Cuba. Both Libya and Cuba are still being evaluated by the DoD (Department of Defense) and will begin when approval from the DoD is received by the Company. The Iraqi project is already underway with initial distribution of Satellite Phones and SIMSs (Subscriber Identity Modules) cards being sent out within days of this report. The announcement of the successful testing and launch of the Iraqi project stated that the "Pre-Paid Mobile Satellite System serves Turkey, and areas to the south and east, including the eastern Mediterranean, Egypt, Lebanon and Iraq. This project will serve as a template to carry all the voice traffic from the countries currently in negotiations or awaiting approval from either the DoD or State Department."

On February 22, 2004, Growth Enterprise Fund, S.A. ("GEF") notified the Company that GEF was exercising its right to rescind the transactions contemplated by the Securities Purchase Agreement dated August 22, 2003 entered into among the Company, GEF, and GlobalNet Systems, Inc. (referred to in Note (4) above). In consideration of GEF's agreement to hold in abeyance the exercise of its rescission right, the Company extended the time for GEF to exercise such rescission right to February 27, 2004. On February 27, 2004, the time for GEF to exercise its rescission right lapsed without GEF effectively exercising such right.

                      GLOBALNET CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

On March 2, 2004, Growth Enterprise Fund, S.A. ("GEF") notified the Company that GEF waives any and all defaults by GlobalNet and its subsidiaries under the terms of the Mandatorily Redeemable Preferred Stock and agrees that unpaid Preferred Stock dividends accrued to date will be added to the face amount of the Preferred Stock. As consideration for the waiver, the conversion price was reduced from $.0074 to $.0016. This reduction for the in the money feature will create a significant expense, equal to a minimum of $15,860,000, to the Company's first quarter statement of operations.

On March 2, 2004, N.I.R. Group, LLC (NIR) agreed to reduce its interest on all the convertible debentures originally totaling $3,000,000 from 12% to 6% as well as grant GlobalNet additional time to secure approval of the SEC for the pending Information Statement increasing the authorized capital and to file and secure the effectiveness of a registration statement for the N.I.R. investments. With the convertible debenture in default, NIR agreed to waive any penalties associated with the default. The additional time granted for securing the effectiveness of a registration statement expired on May 1, 2004. The Company was unable to meet that deadline and the N.I.R. investments are in default again. In the event of default, the debt becomes immediately due at the option of the NIR and thus is shown as a current liability.

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