Form 10QSB
period 2004-06-30
GLOBALNET CORP
filed 2004-08-24
CIK 810932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
                   1934 For the quarter ended June 30, 2004 or

 [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

                                    000-24962
                              (Commission File No.)

                              GLOBALNET CORPORATION

                 (Name of Small Business Issuer in Its Charter)



       Nevada                                               75-2863583
 (State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

     866 NE 20th Avenue                                           33301
  Fort Lauderdale, Florida                                      (Zip Code)
(Address of principal executive offices)

         Issuer's Telephone Number, including area code: (954) 736-3320

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

As of August 23, 2004, there were 7,650,802,372 shares of issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                PAGE NUMBER
                                                                              -----------
Item 1.  Financial statements
         Consolidated Balance Sheets at June 30, 2004 (unaudited)
                  and December, 31, 2003                                            4

         Consolidated Statements of Operations - Three and Six months
                  ended June 30, 2004  and 2003 (unaudited)                         5

         Consolidated Statements of Cash Flows - Three and Six months
                  ended June 30, 2004  and 2003 (unaudited)                         6

         Notes to Condensed Consolidated Financial Statements (unaudited)           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                       18

Item 3.   Controls and Procedures                                                  25

PART II. OTHER INFORMATION                                                         26

Item 1.  Legal Proceedings                                                         26

Item 2.  Change in Securities                                                      26

Item 3.  Defaults Upon Senior Securities                                           28

Item 4.  Submission of Matters to Vote of Security Holders                         28

Item 5.  Other Information                                                         28

Item 6.  Exhibits and Reports on Form 8-K                                          29

SIGNATURE PAGE                                                                     30

                                EXPLANATORY NOTE

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

                                     PART I

ITEM 1. FINANCIAL INFORMATION

                     GlobalNet Corporation and Subsidiaries
                         Including Debtor in Possession

                           Consolidated Balance Sheets

                                                                   June 30,     December 31,
                           Assets                                   2004            2003
                                                                 (Unaudited)
                                                                --------------  -------------
Current assets:
    Cash                                                        $   2,000,616        405,373
    Accounts receivable, net of allowance for doubtful
      accounts of $1,250,803 and $1,250,803 respectively            1,974,032      2,778,798
    Prepaid expenses and other current assets                         181,837        236,307
    Carrier deposits                                                  153,710        432,266
                                                                --------------  -------------
             Total current assets                                   4,310,196      3,852,745

Property and equipment, net                                         1,877,220      2,628,947
Intangible assets, net                                              3,535,190      3,940,676
Goodwill                                                           38,280,042     38,280,042
Other assets                                                          382,091        372,171
                                                                --------------  -------------
           Total assets                                         $  48,384,739     49,074,580
                                                                ==============  =============
                      Liabilities and Stockholders' Equity

Current liabilities:
    Current liabilities subject to compromise:
      Accounts payable                                          $   4,252,663             -
      Due to MCI                                                   17,410,967             -
      Accrued expenses                                                563,984             -
      Restructuring reserve                                            47,225             -
      Deferred revenue                                                 29,824             -
      Capital lease obligations                                        18,834             -
                                                               --------------  -------------
    Total Current liabilities subject to compromise:               22,323,497             -

    Accounts payable                                                  777,910      3,975,323
    Due to MCI                                                             -      13,532,374
    Due to related parties                                            108,424        159,745
    Accrued expenses                                                  583,241      1,394,746
    Deferred revenue                                                    5,000         37,854
    Restructuring reserve                                                  -         137,668
    Capital lease obligations                                              -       2,755,382
    Notes payable - Other                                              23,413         27,179
    Note payable - Titan                                              875,000      1,200,000
    Notes payable - Stockholders                                           -       1,440,005
    Notes payable -  net of discount of $2,196,490 and
     $1,649,788                                                     2,788,491        851,915
    Current portion of 5% mandatorily redeemable preferred
     stock, net of discount of $1,993,330 (13,483
     shares of Series A, liquidation preference of
     $2,103,371 and $1,713,000)                                       110,041      2,100,000
                                                                --------------  -------------
           Total current liabilities                               27,595,017     27,612,191

5% mandatorily redeemable preferred stock, net of discount of
 $11,714,710 (79,239 shares of Series A and liquidation
 preference of $12,361,229 and $14,147,000)                           646,519     13,760,000

                                                                --------------  -------------
           Total liabilities                                       28,241,536     41,372,191
                                                                --------------  -------------
Commitments and contingencies                                           --              --
                                                                --------------  -------------
Stockholders' equity:
    Common stock, $.005 par value, 20,000,000,000 shares
      authorized and 7,594,802,472 shares outstanding(June 30,
      2004) and $0 par value, 1,000,000,000 shares authorized
      and 595,159,276 shares outstanding (December 31, 2003)       37,974,013      2,975,797
    Common stock to be issued in connection with business
      acquisition, at $0.005 par value, 156,551,165
      and 4,752,366,000 shares                                        782,756     23,761,830
    Additional paid-in-capital                                     72,580,372     45,708,416
    Accumulated deficit                                           (91,193,937)   (64,743,654)
                                                                --------------  -------------
           Total stockholders' equity                              20,143,203      7,702,389
                                                                --------------  -------------
           Total liabilities and stockholders' equity           $  48,384,739     49,074,580
                                                                ==============  =============

          See accompanying notes to consolidated financial statements.

                     GlobalNet Corporation and Subsidiaries
                             (Debtor in Possession)

                      Consolidated Statements of Operations

                                                            Three Months Ended                  Six Months Ended
                                                          June 30,        June 30,           June 30,        June 30,
                                                            2004            2003               2004            2003
                                                        (unaudited)      (unaudited)       (unaudited)      (unaudited)
                                                  ------------------ ----------------  ------------------ ----------------
Revenue                                          $       21,778,293       28,909,246   $     42,160,256       54,022,229
Operating expenses:
    Data communications and telecommunications           21,348,497       27,057,786         40,974,072       50,238,410
    Network operations                                    1,001,941          957,844          1,961,526        1,892,422
    Selling and marketing                                   280,314          119,860            535,608          219,091
    General and administrative                            1,363,160          635,624          2,208,649        1,150,930

    Restructuring charges                                        -               987                 -               987
    Depreciation and amortization                           643,836          360,489          1,280,552          777,818
    Non-cash consulting expense                                  -                -          17,700,000               -
                                                   ----------------- ----------------  ----------------- ----------------
            Total operating expenses                     24,637,748       29,132,590         64,660,407       54,279,658
                                                   ----------------- ----------------  ----------------- ----------------

            Operating loss                               (2,859,455)        (223,344)       (22,500,151)        (257,429)

    Interest on note to payable to Parent                         -         (253,875)                -          (471,731)
    Interest expense, net and non-cash
            financing costs                              (2,786,783)        (144,266)        (3,950,132)        (300,739)

            Net loss                                     (5,646,238)        (621,485)       (26,450,283)      (1,029,899)
                                                   ================= ================  ================= ================
    Basic and diluted weighted average
            common shares outstanding                 4,624,217,641            1,000      2,758,752,612            1,000
            Basic and diluted loss per share      $           (0.00)         (621.49)             (0.01)       (1,029.90)
                                                   ================= ================  ================= ================


          See accompanying notes to consolidated financial statements.

                     GlobalNet Corporation and Subsidiaries
                             (Debtor in Possession)

                      Consolidated Statements of Cash Flows


                                               For the Six Months Ended June 30,
                                                       2004         2003
                                                    (unaudited)  (unaudited)
                                                    ------------ ------------
Cash flows from operating activities:
   Net loss                                         (26,450,283)  (1,029,899)
   Adjustments to reconcile net loss to net
     cash provided by (used in)
     operating activities:
       Depreciation and amortization                  1,280,552      777,818
       Noncash stock issued for consulting
         Services and severance                      18,120,000            -
       Noncash financing costs                        3,643,885            -
       Changes in assets and liabilities:
         Accounts receivable                            804,766      953,777
         Interest on Parent loan                              -      471,731
         Prepaid expenses and other current assets       54,470       83,593
         Carrier deposits                               278,556        5,933
         Accounts payable and due to related parties (1,598,228)  (1,244,118)
         Due to MCI                                   3,878,593    4,883,836
         Restructuring reserve                          (90,443)    (221,234)
         Payable to Parent, net of receivable                 -      265,853
         Deferred revenue                                (3,030)     (40,024)
         Accrued expenses                               (29,750)    (266,279)
                                                    ------------ ------------
           Net cash provided by
            operating activities                       (100,913)   4,640,988
                                                    ------------ ------------
Cash flows from investing activities -
   Purchase of property and equipment                  (123,339)    (376,221)
                                                    ------------ ------------
       Net cash used in investing activities           (123,339)    (376,221)
                                                    ------------ ------------
Cash flows from financing activities:
   Proceeds from parent loan                                  -    2,133,415
   Proceeds from notes payable                        2,600,000            -
   Loan acquisition fees and costs                     (297,348)           -
   Payments on notes payable                           (328,767)           -
   Principal payments on capital lease obligations     (144,390)  (2,845,054)
                                                    ------------ ------------
      Net cash used in financing activities           1,829,495     (711,639)
                                                    ------------ ------------
      Net increase (decrease) in cash                 1,595,243    3,553,127

Cash at beginning of period                             405,373      981,296
                                                    ------------ ------------
Cash at end of period                                 2,000,616    4,534,423
                                                    ============ ============

Supplemental disclosure cash flow information:
   Cash paid for interest                                86,891      283,276

Supplemental disclosure of noncash financing
   and investing activity:
   Conversion of convertible note into equity           116,721            -
   Common stock issued for stockholders               1,440,005            -
   Common stock issued for consulting services       17,700,000            -
   Common stock issued for severance                    420,000            -
   Common stock issued for accrued liability            217,771            -
   Common stock issued for Preferred Stock            1,135,400            -
   Common stock issued for accrued interest             650,000            -

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

GlobalNet Corporation is a holding company whose principal asset is 100% ownership of GlobalNet, Inc. GlobalNet Inc. is also a non-operating holding company whose principal asset is 100% of the membership interests in GlobalNet International LLC.

On June 30, 2004, GlobalNet International LLC (the "Debtor") commenced a proceeding ( the "Chapter 11 Proceeding") under chapter 11 of the title 11 of the United States Code (the "Bankruptcy Code"). The Chapter 11 Proceeding does not include GlobalNet Corporation and its remaining subsidiaries, and those entities continue to operate in the ordinary course of business outside of bankruptcy.

The financial statements have been prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern in dependent upon, among other things, the outcome of the Chapter 11 Proceeding, future profitable operations and the ability to generate sufficient cash from its operations and financing arrangements to meet its obligations. Management believes that the restructuring plan that it is developing, if successfully implemented, will provide sufficient liquidity to allow the Company to operate as a going concern. However, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs, and accordingly, there is substantial doubt about the Company's ability to continue as a going concern. Substantial doubt about the Company's ability to continue as a going concern was expressed in an explanatory paragraph in the Company's report from its independent public accountants which accompanied the Company's Annual Report on Form 10-KSB. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GlobalNet Corporation became subject to the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," upon commencement of the Chapter 11 Proceeding. SOP 90-7 requires, among other things, that pre-petition liabilities that are subject to compromise be segregated in the condensed consolidated balance sheet. In addition, revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the company are reported separately as reorganization items in the condensed consolidated statement of operations. Interest expense on liabilities subject to compromise ceased to accrue upon commencement of the Chapter 11 Proceeding.

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

(2)  Bankruptcy Proceedings

As stated above, on June 30, 2004, the Debtor commenced the Chapter 11 Proceeding by filing a petition for relief under chapter 11 of title 11 of the Bankruptcy Code with the Bankruptcy Court. Since June 30, 2004, the Debtor has continued to manage their property as debtor in possession, subject to the supervision of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. An immediate effect of the filing of the Chapter 11 Proceeding is the imposition of the automatic stay under section 362 of the Bankruptcy Code, which, with limited exceptions, enjoined the commencement or continuation of: (a) all collection efforts by creditors; (b) enforcement of liens against any assets of the Debtor; and (c) litigation against the Debtor.

In July 2004, we entered negotiations with MCI, our largest vendor, in order to gain approval from the US Bankruptcy Court to continue to use MCI's cash collateral to continue operations. On August 17, 2004, a cash collateral order was granted by the Bankruptcy Court. However, the order gives MCI a lien on all of GlobalNet International's post petition receivables. At the same time, a utility services order was also granted that allows us to continue as a customer of MCI. This order does limit the amount of business that we are allowed to send MCI on a daily basis and if we exceed that limit, currently $1,150,000 per week, then we need to pay for the overage on the next business day. This limit will reduce the amount of business that the Company is able to do with MCI because negative cash flows will exist if we exceed the daily limits. On August 18, 2004, the Company also posted a $250,000 security deposit with MCI. The Company did terminate the traffic commitments and minimum traffic volumes that need to be sent to MCI which allows the Company to add redundant capacities to terminate service to help reduce the amount of negative cash flow in the event of significantly increased revenues.

All liabilities due as of June 30, 2004 have been reclassified in conjunction with SOP 90-7. The reclassification includes amounts related to trade payables and the note payable entered into with MCI in July 2003. As of June 30, 2004, the Debtor owed MCI approximately $17,473,000 of which $2,664,000 related to the note payable. The note payable was secured by the Debtor's assets, including accounts receivable, cash and other assets, which equates to approximately $2,200,000. We have thus classified all liabilities as "Current liabilities subject to compromise" due to the fact that all the note payable of $2,664,000 is only collateralized by $2,200,000 in assets and along with the balance of other trade payables; the face values of the debt are subject to compromise.

On August 17, 2004, the Bankruptcy Court entered a Cash Collateral Order granting the Debtors' motion to continue to use the existing cash for payment of invoices under the normal course of business.

On August 17, 2004, the Bankruptcy Court granted the Debtors' motion for a Consent Order authorizing the Debtor to enter into a post-petition Factoring Agreement with GlobalNet Corporation (the "Parent") which allows the Parent to advance monies to the Debtor and repay the debt in order to continue timely payments to its vendors.

On August 17, 2004, the Bankruptcy Court granted the Debtors' motion for a Consent Order authorizing the Debtor's continued Utility Services from MCI Worldcom Network Services, Inc. ("MCI") which allows the Debtor to continue the relationship with MCI without impacting revenues.

The following are the Debtor's condensed financial statements:

                          GlobalNet International, LLC
                             (Debtor in Possession)

                            Condensed Balance Sheets



                                                                   June 30,
                           Assets                                   2004
                                                                 (Unaudited)
                                                                --------------
Current assets:
    Cash                                                        $     260,995
    Accounts receivable, net of allowance for doubtful
      accounts of $1,250,803 and $1,250,803 respectively            1,946,032
    Prepaid expenses and other current assets                         181,837
    Carrier deposits                                                  115,139
                                                                --------------
             Total current assets                                   2,504,004

Property and equipment, net                                         1,608,856
                                                                --------------
           Total assets                                         $   4,112,860
                                                                ==============
    Liabilities and Stockholders' Equity

Current liabilities:
  Current liabilities subject to compromise:
    Accounts payable                                            $   4,252,663
    Due to MCI                                                     17,410,967
    Accrued expenses                                                  563,984
    Payable to Parent, net of receivable                              650,673
    Restructuring reserve                                              47,225
    Deferred revenue                                                   29,824
    Capital lease obligations                                          18,834
    Note payable to Parent                                         16,417,711
                                                                --------------
      Total current liabilities subject to compromise:             39,391,882
                                                                --------------
           Total liabilities                                       39,391,882
                                                                --------------

Stockholders' deficit:
    Common stock;                                                          -
    Additional paid-in-capital                                     31,001,282
    Accumulated deficit                                           (66,280,304)
                                                                --------------
           Total stockholders' equity                             (35,279,022)
                                                                --------------
           Total liabilities and stockholders' equity           $   4,112,860
                                                                ==============

                          GlobalNet International, LLC
                             (Debtor in Possession)
                       Condensed Statements of Operations

                                                            Three Months         Six Months
                                                              Ended                Ended
                                                             June 30,             June 30,
                                                               2004                 2004
                                                           (Unaudited)           (Unaudited)
                                                       -------------------   -------------------
Revenue                                                $      21,778,197     $      42,104,342
Operating expenses:
    Data communications and telecommunications                21,348,497            40,895,637

    Network operations                                         1,001,941             1,961,526

    Selling and marketing                                        226,124               471,308

    General and administrative                                   861,528             1,677,169

    Restructuring charges                                             -                     -
    Depreciation and amortization                                375,345               743,570
                                                       ------------------     ------------------
            Total operating expenses                          23,813,436            45,749,209
                                                       ------------------     ------------------
            Operating loss                                    (2,035,239)           (3,644,867)

    Interest on note to payable to Parent                       (197,023)             (545,338)
    Interest expense, net                                       (148,331)             (170,069)

            Net loss                                          (2,380,592)           (4,360,274)
                                                       ===================    ===================

                          GlobalNet International, LLC
                             (Debtor in Possession)
                       Condensed Statements of Cash Flows

                                             For the Six Months Ended June 30,
                                                       2004
                                                    (unaudited)
                                                    ------------
Cash flows from operating activities:
   Net loss                                          (4,360,274)
   Adjustments to reconcile net loss to net
     cash provided by (used in)
     operating activities:
       Depreciation and amortization                    743,570
       Changes in assets and liabilities:
         Accounts receivable                            805,566
         Interest on Parent loan                        545,338
         Prepaid expenses and other current
          assets                                         54,470
         Carrier deposits                               278,556
         Accounts payable                            (1,363,943)
         Due to MCI                                   3,878,593
         Restructuring reserve                          (90,443)
         Payable to Parent, net of receivable          (168,677)
         Deferred revenue                                (3,030)
         Accrued expenses                              (152,953)
                                                    ------------
           Net cash provided by
            operating activities                        166,774
                                                    ------------
Cash flows from investing activities -
   Purchase of property and equipment                  (123,339)
                                                    ------------
       Net cash used in investing activities           (123,339)
                                                    ------------
Cash flows from financing activities:
   Repayment on parent loans                                  -
   Principal payments on capital lease
    obligations                                        (144,390)
                                                    ------------
      Net cash used in financing activities            (144,390)
                                                    ------------
      Net increase (decrease) in cash                  (100,955)

Cash at beginning of period                             361,951
                                                    ------------
Cash at end of period                                   260,996
                                                    ============

Supplemental disclosure cash flow information:
   Cash paid for interest                                86,087

                          GlobalNet International, LLC
                             (Debtor in Possession)
                       Condensed Statements of Cash Flows

Notes to Condensed Financial Statements for GlobalNet International

     1. The condensed financial statements include intracompany balances that are subject to compromise during the bankruptcy proceedings.
     2. The condensed financial statements are prepared on a basis that existing management has maintained control of the entity due to the fact that no credit committee has been adjourned to our bankruptcy case.
     3. There are significant liens on assets, including accounts receivables, deposits, and assets that remain secured as part of the bankruptcy hearings.
     4. The condensed financial statements include long term capital leases that have been reclassified to accounts payable.

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3) Convertible Notes Payable
--------------------------------------------------------------------------------       ----------------------------
Convertible Note Payable                                                                 June 30,    December 31,
                                                                                           2004           2003
                                                                                        (Unaudited)
--------------------------------------------------------------------------------       -------------- -------------
$2,600,000 Convertible notes payable issued May 2004. Convertible into approximately
371,500,000 shares of the company's common stock at the lower of $.06 per share or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 30%. Interest at 6% due
May 2008. The note contains a beneficial conversion feature which resulted in a charge to the statement of operations in 2004 of $22,210. Note recorded net of unamortized discount of $1,198,990 collateralized by all assets of the company.
7,800,000 warrants issued in conjunction with the note at a price of $.02 per share. The warrants expire February 2008. Converted shares have registration rights. The note is currently in default, as a result of cross default provisions with convertible notes previously entered into,thus balance of the
note has been recorded as a current liability.                                         $   1,401,010  $          -
--------------------------------------------------------------------------------       -------------- -------------
$1,750,000 Convertible notes payable related to acquisition. Note is convertible into approximately 1,093,750,000 shares of Company's common stock at $.0016 per share. If the Company's common stock price is below $.0016 then the conversion price will be adjusted to the lesser of $.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60%. Interest at 12% due August 21, 2005. On March
2, 2004 interest rate reduced to 6%. Note contains a beneficial conversion feature which result in a charge to the statement of operations in 2004 of
$437,500 and 2003 of $315,000. Note is recorded net of unamortized discount of
$997,500 and $1,435,000 collateralized by all assets of the company. Converted shares have registration rights. The note is currently in default, thus balance
of the note has been recorded as a current liability.                                        752,500       315,000
--------------------------------------------------------------------------------       -------------- -------------

$750,000 Convertible notes payable issued February 2003 assumed in acquisition by accounting acquiror. Convertible into approximately 157,500,000 shares of the company's common stock at $.0016 per share. If the Company's common stock price is below $.0016 then the conversion price will be adjusted to the lesser of
$.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60%. Interest at 12%
due February 2004. On March 2, 2004 interest reduced to 6% and due date extended to August 2005. The note contains a beneficial conversion feature which resulted in a charge to the statement of operations in 2004 of $4,623 and 2003 of
$136,096. $116,722, or 72,950,761 shares in 2004 and $498,297, or 169,684,009 shares in 2003 converted to common stock. Note recorded net of unamortized discount of $0 and $4,624 collateralized by all assets of the company. 2,250,000 warrants issued in conjunction with the note at a price of $.0016 per share. The warrants expire February 2008 and were assumed in the acquisition with iDial.
Converted shares have registration rights. The note is currently in default,
thus balance of the note has been recorded as a current liability.                           134,981       247,079
--------------------------------------------------------------------------------       -------------- -------------
$500,000 Convertible notes payable issued May 2003 assumed in acquisition by accounting acquiror. Convertible into approximately 312,500,000 shares of the company's common stock at $.0016 per share. If the Company's common stock price is below $.0016 then the conversion price will be adjusted to the lesser of
$.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60%. Interest at 12%
due May 2004. On March 2, 2004 interest reduced to 6% and due date extended to
August 2005. The note contains a beneficial conversion feature which resulted in a charge to the statement of operations in 2004 of $210,165 and $169,973 in
2003. Note recorded net of unamortized discount of $0 and $210,165 collateralized by all assets of the company. Converted shares have registration rights. 1,500,000 warrants issued in conjunction with the note at interest price of $.0016. The warrants expire May 2008 and were assumed in the acquisition with
iDial. Converted shares have registration rights. The note is currently
in default, thus balance of the note has been recorded as a current liability.               500,000       289,835
                                                                                       -------------- -------------
                                                                                       $   2,788,491  $    851,914

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

-------------------------------------------------------------------------------- ----------------------------
Notes Payable                                                                      June 30,     December 31,
                                                                                     2004           2003
                                                                                  (Unaudited)
-------------------------------------------------------------------------------- ----------------------------
Acquisition note payable to a third party. Non-Interest bearing. Principal payments of $25,000 per week. Note is convertible after registration statement is effective. Conversion price is at the then current market price of the
Company's common stock. Collateralized by the Company's interest in GlobalNet
Inc. The note was originally due on December 31, 2003. The Company failed to make the required payment of $1,000,000 on December 31, 2003. Subsequently the
Company entered into an agreement to extend the note on December 29, 2003. The
Company paid $250,000 as an extension fee to the holder as consideration for granting the extension to March 31, 2004. The note was subsequently defaulted
on. The company is in good faith negotiations to reach a mutually acceptable
resolution.                                                                         875,000         1,200,000

The Company is currently in negotiation with Titan Corporation to resolve a default on the balloon payment that was due on March 31, 2004. Under the terms of the agreement with Titan, Titan has the right to exercise a guarantee, whereby the Parent pledged a security interest in the wholly owned subsidiary of
GlobalNet International LLC.
-------------------------------------------------------------------------------- ----------------------------
Mandatory Redeemable Preferred Stock                                               June 30,    December 31,
                                                                                     2004           2003
                                                                                  (Unaudited)
-------------------------------------------------------------------------------- -------------- -------------
92,722 and 100,000 shares ($156 per share ) Preferred Stock issued in conjunction with acquisition of iDial to Growth Enterprise Fund. Liquidation preference of $15,860,000 at December 31, 2003. Payments of $87,500 on the 10th
and 20th day each month plus interest at 5% (including $260,000 of accrued interest at December 31, 2003). Convertible into 2,143,000 shares of common stock at $.0074 per share. The preferred holder has 60% equivalent voting rights of the common shares until the required acquisition shares are issued. The conversion rate of the preferred stock was modified to $.0016 on March 2, 2004 which increased the number of common shares issuable upon conversion to
9,912,500,000. On April 6, 2004 the holder agreed to convert current and future principle and interest through June 2004 into common stock as long as subsequent debt service and interest payments continue to be made timely. On June 30, 2004 the holder converted 7,278 shares with equals $1,135,400 of principal as well as
$650,000 of accrued interest into 1,115,875,000 shares of common stock. On July
23, 2004 the holder converted $89,600 of principal into 56,000,000 shares of common stock. In connection with our accounting policy, the Company recorded a discount of $15,990,000, which is equal to the principle plus interest. This discount will create a significant expense to the Company's statement of operations, which will be amortized over the period of scheduled redemptions which extends through December 2010. The Preferred Stock contains a beneficial conversion feature which resulted in a charge to the statement of operations in
2004 of $2,096,570 and $0 in 2003.                                               $ 14,464,600        15,860,000

                                                           Less Discount           13,708,040                 -
                                                           Less Current Portion        36,854         2,100,000
                                                                                --------------    -------------
                                                                                 $    719,706        13,760,000
                                                                                --------------    -------------

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

On March 2, 2004, GEF notified the Company that it waived any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock and agrees that unpaid Preferred Stock dividends accrued to date will be added to the face amount of the Preferred Stock. As consideration for the waiver, the conversion price was reduced from $.0074 to $.0016. In connection with our accounting policy, the Company recorded a discount of $15,990,000, which will be amortized monthly as redemptions occur. This discount for the in the money feature will create a significant expense to the Company's statement of operations during the discount period, which extends through December 2010.

(4)  Restructuring Charges

The table below shows the expenses applied against the restructuring reserve for the six months ended June 30, 2004.

                                                                                             Balance
                                                    Balance of                                 of
                                                   Restructuring          Expenses        Restructuring
                                                      Reserve             applied            Reserve
                                                  December 31, 2003       against         June 30, 2004
                                                    (unaudited)         (unaudited)
                                                  -------------------  -----------------  -----------------
Unused circuit leases                             $          127 548   $        (80,323)  $         47,225
Underutilization cost of Lombard office                       10,120            (10,120)                 -
                                                  -------------------  -----------------  -----------------
                                                  $          137,668   $        (90,443)  $         47,225
                                                  ===================  =================  =================

(5)  Stockholders' Equity

                               Equity Transactions

2004

On December 31, 2003, a majority of the Company's stockholders voted by written consent in lieu of a special meeting of stockholders to amend the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock of the Company from 1,000,000,000 shares to 20,000,000,000. The Company has filed the amendment to the Certificate of Incorporation which was effective April 21, 2004.

On January 2, 2004, the Company issued 300,000,000 shares of common stock, valued at $.059 per share based on the share price at the date the board approval of the contract, or $17,700,000, to consultants to help secure certain mobile satellite contracts. This charge was expensed during the first quarter of 2004. Subsequently, the Company announced three initial projects with Iraq, Libya and Cuba. Both Libya and Cuba are still being evaluated by the DoD (Department of Defense) and will begin when approval from the DoD is received by the Company. The Iraqi project is already underway with initial distribution of Satellite Phones and SIMSs (Subscriber Identity Modules) cards. The "Pre-Paid Mobile Satellite System serves Turkey, and areas to the south and east, including the eastern Mediterranean, Egypt, Lebanon and Iraq. Management believes that this project will serve as a template to carry all the voice traffic from the countries currently in negotiations or awaiting approval from either the DoD or State Department."

On April 30, 2004, the Company issued 4,595,814,835 shares of restricted common stock as completion of payment of the iDial Networks, Inc. and GlobalNet Inc merger in August 2003. These shares were issued to GEF and affiliates as consideration for its 60% ownership pursuant to the merger.

Mr. Mark Wood received 658,736,250 as conversion of a note payable of $1,053,978. Mr. Wood is an Officer and Director of the Company. Callflow Limited and Daniyel Erdberg received 167,516,250 and 73,750,000 shares of restricted common stock respectively for conversion of notes payable of $268,026 and $118,000. Each of the conversions was set at $.0016 per share.

On May 3, 2003, the Company issued 15,000,000 shares of restricted common stock as payment to David Levy for severance pursuant to the termination of his tenure as President of the Company.

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

On June 30, 2004, the Company issued 1,115,875,000 shares of restricted common stock as a payment to GEF for the accrued dividends and interest form December 31, 2003 through June 30, 2004.

During the six months ended June 30, 2004, the Company also issued common stock in conjunction with convertible notes and mandatory redeemable preferred stock as described in Note 3.

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

A significant portion of the Company's revenue is concentrated among a few large customers. The largest customer represented 47.3% and 50.3% of total revenue for the three months ended June 30, 2004 and June 30, 2003, respectively. The next three largest customers represented 29.3% and 30.7% of total revenue for the three months ended June 30, 2004 and June 30, 2003, respectively. The largest customer represented 38.4% and 50.1% of total revenue for the six months ended June 30, 2004 and June 30, 2003, respectively. The next three largest customers represented 37.4% and 29.6% of total revenue for the six months ended June 30, 2004 and June 30, 2003, respectively. Accounts receivable from the largest three customers at June 30, 2004 were approximately $1,358,000.

The Company currently uses one primary wholesale carrier voice and fax telecommunication services provider. Amounts due to this supplier were $17,410,967 at June 30, 2004 and the Company's receivable from the supplier amounted to $0. The balance due to this supplier is subject to Chapter 11 bankruptcy case filed on June 30, 2004 and is subject to compromise. An unfavorable change in this supplier's payment terms or a change in primary supplier could have an adverse effect on the Company's business and liquidity.

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

Data relating to the Company's operations by geographic area is set forth below:

                                         United States           Mexico             Other               Total
                                       -----------------   -----------------  -----------------   -----------------
Six Months Ended June, 30, 2004
     Revenues (unaudited)              $             --          30,916,020         11,244,236    $     42,160,256
Six Months Ended June 30, 2003
     Revenues (unaudited)              $             --          40,225,552         13,796,677    $     54,022,229
At June 30, 2004
     Identifiable assets (unaudited)   $      1,877,220                  --                 --    $      1,877,220
At June 30, 2003
     Identifiable assets (unaudited)   $      2,915,544                  --                 --    $      2,915,544

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

Manuel Dreyfus - On February 25, 2003, Manuel Dreyfus filed a complaint against GlobalNet and its former President. The complaint seeks to recover $40,000 of expenses that the plaintiff claims to have incurred on behalf of Global Telekom Ventures, Inc. ("GTV"), a company owned by GlobalNet's former President, in 1998 and 1999. GlobalNet has never had an equity interest and/or a commercial

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

relationship with GTV. The plaintiff also alleges that he had an oral one-year employment agreement with GlobalNet and that he was verbally granted 100,000 shares of GlobalNet's common stock. The plaintiff alleges that GlobalNet was in breach of this oral employment agreement when he was terminated in November 2000 and that he is owed 100,000 shares of GlobalNet's common stock. In May 2004, the Company reached a settlement agreement, whereby Manuel Dreyfus agreed to dismiss its complaint against GlobalNet International without prejudice in exchange for $37,500, however, GlobalNet International filed for Chapter 11 (See Note 2) and included this liability in the case.

Interwest Transfer Co., Inc. - Interwest Transfer Co., Inc. ("Interwest") was the transfer agent of Rich Earth, a publicly traded shell company acquired by GlobalNet in a "reverse merger" transaction in May 2000. Interwest is currently a defendant in the litigation between two former shareholders of Rich Earth over the ownership of a stock certificate. The litigation was commenced on August 2000. Under the transfer agent agreement between Interwest and Rich Earth, GlobalNet (as the successor company of Rich Earth) is indemnifying Interwest from any potential loss (and legal expenses) that could arise from such litigation. The Company believes that the resolution of this litigation will not have a material adverse effect on it. While no resolution on the case has materialized, GlobalNet International filed for Chapter 11 (See Note 2) and included this liability in the case.

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

(9) Management's Plans and Intentions for Continuing Operations

The Company has negative working capital at June 30, 2004 and December 31, 2003 and has experienced negative operating cash flows as well as continuing net losses for the six months ended June 30, 2004 and for the twelve months ended December 31, 2003 and December 31, 2002. Additionally, the Company has experienced significant operating losses since its inception. The Company is also in default on several notes payable. Management recently filed Chapter 11 bankruptcy for its subsidiary and is currently renegotiating or in the process of curing these defaults, however the Company may still incur late fees and/or additional extension fees to cure the defaults that exist under GlobalNet Corporation. Management also believes that it may require additional financing to cure the defaults.

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

(10) Subsequent Events

On July 23, 2004, the Company issued 56,000,000 shares of restricted common stock as completion of payment to Growth Enterprise Fund as consideration for its preferred stock payments due through June 30, 2004. The Company has also paid $392,500 to Growth Enterprise Fund as consideration for its scheduled preferred stock principal and interest payments in July and August 2004.

In August 2004, the Company received 63,999,280 shares of restricted common stock and returned them to treasury from Growth Enterprise Fund as repayment of shares issued for the NIR Group notes payable during the three months ended June 30, 2004. These shares will be cancelled at the Company's earliest convenience. These shares are being returned by the majority shareholder in order to provide additional value to the current shareholders. The share return will only have an effect on our balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the quarters ended June 30, 2004 and 2003 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

Overview

We are a service provider of outbound telecommunications traffic from the United States to Latin America and we count among our customers more than 30 Tier 1 and Tier 2 carriers as well as a host of other well known global service providers and major international telecommunications providers organizations. We have been successful in establishing and maintaining relationships with these customers as a result of our ability to provide consistent, cost effective and high quality service in the capacity constrained telecommunications corridors linking Latin America and the United States. This has been accomplished through the development of partnerships with several Mexican telecommunications companies, including Protel, Marcatel, Bestel and Alestra.

The GlobalNet network is a combination of:

     o IP-based VPNs (virtual private network) with service level agreements to assure the highest levels of performance,
     o the public Internet that expands geographic coverage beyond the reach of private networks and
     o fixed cost point-to-point fiber optic facilities for domestic and international private line transport.

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

Bankruptcy Proceeding

On June 30, 2004, GlobalNet International LLC (the "Debtor"), our wholly owned subsidiary, commenced a proceeding ( the "Chapter 11 Proceeding") under chapter 11 of the title 11 of the United States Code (the "Bankruptcy Code"). The Chapter 11 Proceeding does not include GlobalNet Corporation and its remaining subsidiaries, and those entities continue to operate in the ordinary course of business outside of bankruptcy. Since June 30, 2004, the Debtor has continued to manage their property as debtor in possession, subject to the supervision of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. An immediate effect of the filing of the Chapter 11 Proceeding is the imposition of the automatic stay under section 362 of the Bankruptcy Code, which, with limited exceptions, enjoined the commencement or continuation of:

     o    all collection efforts by creditors;
     o    enforcement of liens against any assets of the Debtor; and
     o    litigation against the Debtor.

On August 17, 2004, the Bankruptcy Court entered a Cash Collateral Order granting the Debtor's motion to continue to use the existing cash for payment of invoices under the normal course of business and the Debtor's motion for a Consent Order authorizing the Debtor to enter into a post-petition Factoring Agreement with the Company, which allows the Company to advance monies to the Debtor and repay the debt in order to continue timely payments to its vendors. In addition, on August 17, 2004, the Bankruptcy Court granted the Debtor's motion for a Consent Order authorizing the Debtor's continued Utility Services from MCI Worldcom Network Services, Inc. ("MCI"), which allows the Debtor to continue the relationship with MCI without impacting revenues.

The ability of the Company to continue as a going concern in dependent upon, among other things, the outcome of the Chapter 11 Proceeding, future profitable operations and the ability to generate sufficient cash from its operations and financing arrangements to meet its obligations. Management believes that the restructuring plan that it is developing, if successfully implemented, will provide sufficient liquidity to allow the Company to operate as a going concern. However, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs, and accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

Results of Operations - Three months ended June 30, 2004 and 2003

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

                                                      Quarter Ended
                                            June 30, 2004     June 30, 2003
----------------------------------------- ------------------- ----------------
Net Sales                                           100%               100%
----------------------------------------- ------------------- ----------------
Data Communication and                              98.0%             93.6%
Telecommunications Expense
----------------------------------------- ------------------- ----------------
Network Operations                                   4.6%              3.3%
----------------------------------------- ------------------- ----------------
Selling and Marketing Expense                        1.3%               .4%
----------------------------------------- ------------------- ----------------
General and Administrative Expense                   6.3%              2.2%
----------------------------------------- ------------------- ----------------
Total Operating Expense                            113.1%            100.8%
----------------------------------------- ------------------- ----------------
Loss from Operations                               -13.1%               .8%
----------------------------------------- ------------------- ----------------
Interest Expense and Non-Cash Financing             12.8%               .5%
----------------------------------------- ------------------- ----------------
Net Loss                                           -25.9%             -2.2%
----------------------------------------- ------------------- ----------------

REVENUE. Net revenue decreased by 24.7%, from $28,909,246 for the three months ended June 30, 2003 to $21,778,293 for the three months ended June 20, 2004. The decrease in revenue was partially due to the 19 % decrease in minutes of usage in GlobalNet's network from 403 million minutes for the three months ended June 30, 2003 to 325 million minutes for the three months ended June 30, 2004. The decrease in revenue was also due to an overall decrease in GlobalNet's weighted average sell rate from $0.0717 per minute for the three months ended June 30, 2003 to $0.0667 per minute for the three months ended June 30, 2004.

During August 2004, the Company has experienced a slight relief in margin pressure due to a decrease rate from its primary vendor. However due to the highly competitive environment, these results may not be substained throughout the remainder of 3rd Quarter 2004 and fiscal year ending 2004.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost decreased by 21.1% from $27,057,786 for the three months ended June 30, 2003 to $21,348,497 for the three months ended June 30, 2004. This decrease resulted primarily from a decrease in traffic and decrease in selling margins, which in turn decreased the termination costs and purchased minutes.

As a percentage of net revenue, data communications and telecommunications costs increased by 4.4%, from 93.6% for the three months ended June 30, 2003 to 98.0% for the three months ended June 30, 2004 as a result of the pricing pressure in our company's routes.

NETWORK OPERATIONS. Network operation expenses increased by approximately 4.6%, from $957,844 for the three months ended June 30, 2003 to $1,001,941 for the three months ended June 30, 2004. As a percentage of revenues, network operation expenses increased from 3.3% for the three months ended June 30, 2003 to 4.6% for the three months ended June 30, 2004 as a result, management is reanalyzing its current contract commitments and related usage to determine if the recent bankruptcy could assist the company is shedding excess expenses which could result in even better utilization of our company's network capacity. Management has also reduced its network staff in an effort to control expenses.

SELLING AND MARKETING. Selling and marketing expenses increased by 133.9%, from $119,860 for the three months ended June 30, 2003 to $280,314 for the three months ended June 30, 2004. As a percentage of revenues, selling and marketing expenses increased from 0.4% for the three months ended June 30, 2003 to 1.3% for the three months ended June 30, 2004. The increase in selling and marketing expenses was primarily due to the increase in salaries associated with decreasing commissions as well as approximately $50,000 in consultants, marketing and travel expenses associated with the development of more direct routes to strategic countries around the world. Management has reduced its sales staff in an effort to control expenses; however, additional staff may be necessary in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 114.5%, from $635,624 for the three months ended June 30, 2003 to $1,363,160 for the three months ended June 30, 2004. The increase in general and administrative expenses was primarily due to the associated costs of maintaining the proper reporting of a public company as well as a charge from the stock issuance to the Company's former president for severance of $420,000 as well as costs of maintaining the proper reporting of a public company as well as increases in salaries, rent and travel expenses associated with the growth of infrastructure of the company since the merger in August.

Professional fees increased significantly for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The majority of the professional fees for the three months ended June 30, 2004 are related to legal and accounting expenses incurred in connection with maintaining the proper reporting of a public company. Legal and accounting fees have increased from $18,513 for the three months ended June 30, 2003 compared to $260,765 for the three months ended June 30, 2004.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by 78.6%, from $360,489 for the three months ended June 30, 2003 to $643,836 for the three months ended June 30, 2004. The increase in depreciation expenses was primarily due to the addition of iDial's assets and the purchase of additional equipment during 2003.

INTEREST EXPENSE AND NON-CASH FINANCING COSTS, NET. Interest expense and non-cash financing costs increased by 1831.7% from $144,266 for the three months ended June 30, 2003 to $2,786,783 for the three months ended June 30, 2004. The increase in interest expense was primarily due to the increase iDial's convertible debentures resulting in non-cash charges of $422,528 and accrued preferred stock interest to Growth Enterprise Fund, S.A. of $195,000, as well as the non-cash charges of $2,096,570 related to the amortization of the discount for the in the money feature for the reduction in conversion price from $.0074 to $.0016 relating to the preferred stock and its accrued interest.

INCOME TAXES. Due to the uncertainty of the realization of the deferred tax assets, we established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in our financial statements as of December 31, 2003 and June 30, 2004. In addition, carry forward losses may be limited because of the change in control in 2003. The Company also must produce gains to utilize previous losses before they expire.

NET LOSS. The net loss for the three months ended June 30, 2004 totaled $5,646,238 representing a 808.5% increase over a net loss of $621,485 for the three months ended June 30, 2004. The increase in net loss was primarily due to the decrease of operating margin due to decreased revenue as well as an increase in non-cash charges of approximately $2,800,000.

Results of Operations - Six months ended June 30, 2004 and 2003

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

                                                      Six Months Ended
                                            June 30, 2004        June 30, 2003
----------------------------------------- ------------------- ------------------
Net Sales                                           100%                  100%
----------------------------------------- ------------------- ------------------
Data Communication and                              97.2%                93.0%
Telecommunications Expense
----------------------------------------- ------------------- ------------------
Network Operations                                   4.7%                 3.5%
----------------------------------------- ------------------- ------------------
Selling and Marketing Expense                        1.3%                  .4%
----------------------------------------- ------------------- ------------------
General and Administrative Expense                   5.2%                 2.1%
----------------------------------------- ------------------- ------------------
Consulting Expense for Iraq Contract                42.0%                   0%
----------------------------------------- ------------------- ------------------
Total Operating Expense                            153.4%               100.5%
----------------------------------------- ------------------- ------------------
Loss from Operations                               -53.4%                 0.5%
----------------------------------------- ------------------- ------------------
Interest Expense and Non-Cash Financing              5.7%                  .6%
----------------------------------------- ------------------- ------------------
Net Loss                                           -62.7%                -1.9%
----------------------------------------- ------------------- ------------------

REVENUE. Net revenue decreased by 22.1%, from $54,022,229 for the six months ended June 30, 2003 to $42,104,342 for the six months ended June 30, 2004. The decrease in revenue was partially due to the 12 % decrease in minutes of usage in GlobalNet's network from 732 million minutes for the six months ended June 30, 2003 to 647 million minutes for the six months ended June 30, 2004. The decrease in revenue was also due to an overall decrease in GlobalNet's weighted average sell rate from $0.0738 per minute for the six months ended June 30, 2003 to $0.0651 per minute for the six months ended June 30, 2004. This decrease in the average sell rate was primarily due to competitive pricing pressure from certain carriers in the industry.

During August 2004, the Company has experienced a slight relief in margin pressure due to a decrease rate from its primary vendor. However due to the highly competitive environment, these results may not be substained throughout the remainder of 3rd Quarter 2004 and fiscal year ending 2004.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost decreased by 22.6% from $50,238,410 for the six months ended June 30, 2003 to $40,974,072 for the six months ended June 30, 2004. This decrease resulted primarily from a decrease in traffic and decrease in selling margins, which in turn decreased the termination costs and purchased minutes. As a percentage of net revenue, data communications and telecommunications costs increased by 4.2%, from 93.0% for the six months ended June 30, 2003 to 97.2% for the six months ended June 30, 2004 as a result of the pricing pressure in our company's routes.

NETWORK OPERATIONS. Network operation expenses increased by approximately 3.7%, from $1,892,422 for the six months ended June 30, 2003 to $1,961,526 for the six months ended June 30, 2004. As a percentage of revenues, network operation expenses increased from 1.2% for the six months ended June 30, 2003 to 4.7% for the six months ended June 30, 2004 as a result, management is reanalyzing its current contract commitments and related usage to determine if the recent bankruptcy could assist the company is shedding excess expenses which could result in even better utilization of our company's network capacity. Management has also reduced its network staff in an effort to control expenses.

SELLING AND MARKETING. Selling and marketing expenses increased by 144.5%, from $219,091 for the six months ended June 30, 2003 to $535,608 for the six months ended June 30, 2004. As a percentage of revenues, selling and marketing expenses increased from 0.4% for the six months ended June 30, 2003 to 1.3% for the six months ended June 30, 2004. The increase in selling and marketing expenses was primarily due to the increase in salaries associated with decreasing commissions as well as approximately $130,000 in consultants, marketing and travel expenses associated with the development of more direct routes to strategic countries around the world. Management has reduced its sales staff in an effort to control expenses; however, additional staff may be necessary in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 91.9%, from $1,150,930 for the six months ended June 30, 2003 to $2,208,650 for the six months ended June 30, 2004. The increase in general and administrative expenses was primarily due to the associated costs of maintaining the proper reporting of a public company as well as a charge from the stock issuance to the Company's former president for severance of $420,000 as well as costs of maintaining the proper reporting of a public company as well as increases in salaries, rent and travel expenses associated with the growth of infrastructure of the company since the merger in August.

Professional fees increased significantly for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The majority of the professional fees for the six months ended June 30, 2004 are related to legal and accounting expenses incurred in connection with maintaining the proper reporting of a public company. Legal and accounting fees have increased from $28,892 for the six months ended June 30, 2003 compared to $410,545 for the six months ended June 30, 2004.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by 64.6%, from $777,828 for the six months ended June 30, 2003 to $1,280,552 for the six months ended June 30, 2004. The increase in depreciation expenses was primarily due to the addition of iDial's assets and the purchase of additional equipment during 2003.

NON-CASH STOCK COMPENSATION. Non-cash stock compensation amounted to approximately $17,700,000 and $0 for the six months ended June 30, 2004 and June 30, 2003, respectively.

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

INTEREST EXPENSE AND NON-CASH FINANCING COSTS, NET. Interest expense and non-cash financing costs increased by 643.5% from $156,472 for the six months ended June 30, 2003 to $1,163,349 for the six months ended June 30, 2004. The increase in interest expense was primarily due to the increase iDial's convertible debentures resulting in non-cash charges of $630,390 and accrued preferred stock interest to Growth Enterprise Fund, S.A. of $185,000, as well as the non-cash charges of $185,390 related to the amortization of the discount for the in the money feature for the reduction in conversion price from $.0074 to $.0016 relating to the preferred stock and its accrued interest.

INCOME TAXES. Due to the uncertainty of the realization of the deferred tax assets, we established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in our financial statements as of December 31, 2003 and June 30, 2004. In addition, carry forward losses may be limited because of the change in control in 2003. The Company also must produce gains to utilize previous losses before they expire.

NET LOSS. The net loss for the six months ended June 30, 2004 totaled $26,450,283 representing a 2468.2% increase over a net loss of $1,029,899 for the six months ended June 30, 2004. The increase in net loss was primarily due to the non-cash compensation of $17,700,000. However, the decrease in revenues and percentage increase in costs and expenses also accounted for appropriate portions of the increase as well.

Liquidity and Capital Resources

Our liquidity and capital needs are primarily related to the development and implementation of our network infrastructure, our marketing efforts and our general and administrative functions. As of June 30, 2004, we had $2,000,000 cash on hand and $1,975,000 of accounts receivable net of a reserve for uncollectible accounts of $1,251,000. As of that date, we have significant contractual commitments, however, on June 30, 2004 the Company's operating subsidiary filed for Chapter 11 bankruptcy to help relieve the Company of the commitments. The following tables set forth a summary of our contractual obligations, which are broken out by those subject to compromise under bankruptcy:

Commitments by Parent or not subject to compromise:

Year Ending    Preferred               Convertible
December 31      Stock    Titan Note   Debtenture      Total
------------ ----------- ---------- ------------- -------------
2004           2,100,000  1,200,000      851,915    4,151,915
2005-2006      4,200,000          -            -    4,200,000
2007-2008      4,200,000          -            -    4,200,000
>2009          5,360,000          -            -    5,360,000
------------ ----------  ---------- ------------- -------------
Total         15,860,000  1,200,000      851,915   17,911,915
============ ==========  ========== ============= =============

Commitments by Subsidiary subject to compromise:

Year Ending      Capital  Operating      MCI
December 31      Leases    Lease     Note Payable      Total
------------  ----------  ---------- ------------- -------------
2004           2,830,390    375,796     3,681,939     6,888,125
2005-2006          6,378    228,022             -       234,400
2007-2008              -    192,600             -       192,600
>2009                  -          -             -             -
------------  ----------  ---------- ------------- -------------
Total          2,836,768    796,418     3,681,939     7,315,125
============  ==========  ========== ============= =============


We do not have existing capital resources or credit lines available that are sufficient to fund our operations and contractual obligations as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments, which may cause future charges to the statement of operations and there is no guarantee that we will be able to obtain such additional funds. We currently do not have definitive plans for future financing and the commencement of the Chapter 11 Proceeding by our wholly owned subsidiary may limit our ability to enter into financing agreements. As such, we have maintained a position to work with our creditors to restructure certain portions of our debts as set forth below:

     o On December 29, 2003, we settled with The Titan Corporation an outstanding promissory note owing by us to Titan in the original amount of $1,500,000. The balance of the note, in the amount of $1,000,000, was due December 17, 2003. On December 29, 2003, the parties entered into a Settlement Agreement and Release of Claims replacing the original note with the Amended and Restated Convertible

          Note in the principal amount of $1,250,000. The amended note is without interest. A payment of $50,000 was made prior to the end of the year leaving an outstanding balance as of December 31, 2003 of $1,200,000. An additional $375,000 was paid during the six months ended June 30, 2004 leaving an outstanding balance of $875,000

          Under the terms of the amended note, we committed to pay Titan $25,000 per week in reduction of principal, with the balance due in a balloon payment on March 31, 2004. Titan may convert any portion or the entire outstanding principal balance of the amended note into shares of our common stock commencing after a registration statement registering the resale of the common stock issuable upon conversion of the amended note is declared effective by the SEC. The note is convertible at the then-current market value of our common stock. The proceeds from the sale of the shares will reduce the amount of the amended note dollar for dollar. Since the number of shares into which the Titan amended note will be converted depends on the market price of our common stock at various dates in the future, we cannot know as of today how many shares of our common stock we will eventually issue on conversion of the amended note.

          Because of the time it took to amend our Certificate of Incorporation to increase the number of our authorized common stock, we were unable to register the appropriate shares in the timeframe originally contemplated. Neither did we pay Titan the balance due - approximately $875,000 - under the amended note on March 31, 2004 as required by the terms of the amended note. Therefore, we are currently in default under the amended note. The increase in our authorized common stock was effective on or about April 21, 2004. We are negotiating with Titan to cure the default and to extend the maturity date of the amended note but there are no assurances that this will be accomplished and we may incur late fees and/or additional extension fees in the process.

     o In July 2004, we entered negotiations with MCI, our largest vendor, in order to gain approval from the US Bankruptcy Court to continue to use MCI's cash collateral to continue operations. On August 17, 2004, a cash collateral order was granted by the Bankruptcy Court. However, the order gives MCI a lien on all of GlobalNet International's post petition receivables. At the same time, a utility services order was also granted that allows us to continue as a customer of MCI. This order does limit the amount of business that we are allowed to send MCI on a daily basis and if we exceed that limit, currently $1,150,000 per week, then we need to pay for the overage on the next business day. This limit will reduce the amount of business that the Company is able to do with MCI because negative cash flows will exist if we exceed the daily limits. On August 18, 2004, the Company also posted a $250,000 security deposit with MCI. The Company did terminate the traffic commitments and minimum traffic volumes that need to be sent to MCI which allows the Company to add redundant capacities to terminate service to help reduce the amount of negative cash flow in the event of significantly increased revenues.

          We have not paid any dividends on the Series A Preferred Stock since issuing it in December 2003 to Growth Enterprise Fund, S.A. On March 2, 2004, GEF waived any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock, without penalty, and agreed that unpaid Preferred Stock dividends accrued to such date will be added to the face amount of the Preferred Stock. GEF subsequently agreed to convert all unpaid Preferred Stock dividends through June 30, 2004, to shares of our common stock at modified conversion rate of $.0016 contemplated in the amendment to the certificate of designation for the Preferred Stock that was filed on April 30, 2004. In connection with our accounting policy, the Company recorded a discount of $15,990,000, which will be amortized monthly as redemptions occur. This discount for the in the money feature will create a significant expense, $2,096,570 during the three months ended June 30, 2004, to the Company's statement of operations during the discount period, which extends through December 2010. In June and July 2004, we issued 1,171,875,000 shares of common stock to Growth Enterprise Fund, S.A. as payment of accrued dividends and interest of the preferred stock.

     o On March 2, 2004, our convertible debenture holders agreed to reduce its interest on all the convertible debentures originally totaling $3,000,000 from 12% to 6% and granted us additional time to secure approval of the SEC for an Information Statement increasing our authorized capital of the Company and to file and secure the effectiveness of a registration statement for the shares of common stock to be issued upon the conversion of the debentures. Currently we are not in compliance, but are actively working to cure the default. The increase in our authorized common stock was effective on April 21, 2004.

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

Due to consistent cash delinquencies, we previously entered into convertible debt that had beneficial conversion features. During 2004 the following notes were converted into common stock:

     o In February, 2004,under the modified conversion terms, we issued an aggregate of 72,950,861 shares of common stock to AJW Offshore, Ltd., AJW Partners, LLC, and AJW Qualified Partners, LLC upon conversion of a portion of the February 2003 convertible debentures.

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

Cash Flows

Net cash provided by (used in) operating activities was ($101,000) and $4,641,000 for the six months ended June 30, 2004 and 2003, respectively. This decrease in funds from operations was primarily due to the increase in the net loss adjusted for non-cash items from $252,000 of losses for the six months ended June 30, 2003 to $3,690,000 of losses for the six months ended June 30, 2004 as a result of an 22.1% decrease in revenues equaling $11,862,000, a decrease in margins from 7.0% in 2003 to 2.8% in 2004 which amounted to $1,765,000 and increases in general and administrative expenses of $1,058,000.

Net cash used in investing activities was $133,000 and $376,000 for the six months ended June 30, 2004 and 2003, respectively. These amounts correspond to capital expenditures incurred in connection with the purchase of telecommunications equipment.

Net cash provided by (used in) financing activities was $1,829,000 and ($711,000) for the six months ended June 30, 2004 and 2003, respectively. The net cash used in financing activities for the six months ended June 30, 2004 consisted of proceeds from a notes payable of $2,600,000 less payments on notes payable and capital lease, while the net cash used in financing activities for the six months ended June 30, 2003 consisted of payments on notes payable and capital lease of $2,845,000 and repayments on parent loans of $2,133,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that there were material weaknesses with our disclosure controls and procedures in so far as they were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

As a result of the above, the Company reorganized its management and accounting personnel to address these issues. In connection with the reorganization, the Company is developing procedures, forms, checklists and reporting packages to address these deficiencies, and management believes progress had been made to improve the Company's system of internal controls. However, despite our efforts there continue to exist material weaknesses in our internal controls. We believe additional progress in strengthening our internal controls will continue through the end of 2004.

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

Manuel Dreyfus - On February 25, 2003, Manuel Dreyfus filed a complaint against GlobalNet and its former President. The complaint seeks to recover $40,000 of expenses that the plaintiff claims to have incurred on behalf of Global Telekom Ventures, Inc. ("GTV"), a company owned by GlobalNet's former President, in 1998 and 1999. GlobalNet has never had an equity interest and/or a commercial relationship with GTV. The plaintiff also alleges that he had an oral one-year employment agreement with GlobalNet and that he was verbally granted 100,000 shares of GlobalNet's common stock. The plaintiff alleges that GlobalNet was in breach of this oral employment agreement when he was terminated in November 2000 and that he is owed 100,000 shares of GlobalNet's common stock. In May 2004, the Company reached a settlement agreement, whereby Manuel Dreyfus agreed to dismiss its complaint against GlobalNet International without prejudice in exchange for $37,500, however, GlobalNet International filed for Chapter 11 and included this liability in the case.

Interwest Transfer Co., Inc. - Interwest Transfer Co., Inc. ("Interwest") was the transfer agent of Rich Earth, a publicly traded shell company acquired by GlobalNet in a "reverse merger" transaction in May 2000. Interwest is currently a defendant in the litigation between two former shareholders of Rich Earth over the ownership of a stock certificate. The litigation was commenced on August 2000. Under the transfer agent agreement between Interwest and Rich Earth, GlobalNet (as the successor company of Rich Earth) is indemnifying Interwest from any potential loss (and legal expenses) that could arise from such litigation. While no resolution on the case has materialized, GlobalNet International filed for Chapter 11 (See Note 2) and included this liability in the case.

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

Repurchase of Securities

We did not repurchase any of our common stock during the second quarter of 2004.

ITEM 3. Defaults Upon Senior Securities

We have not paid any dividends on the Series A Preferred Stock since issuing it in December 2003 to Growth Enterprise Fund, S.A. On March 2, 2004, GEF waived any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock, without penalty, and agreed that unpaid Preferred Stock dividends accrued to such date will be added to the face amount of the Preferred Stock. GEF subsequently agreed to convert all unpaid Preferred Stock dividends through June 30, 2004, to shares of our common stock at modified conversion rate of $.0016 contemplated in the amendment to the certificate of designation for the Preferred Stock that was filed on April 30, 2004. In connection with our accounting policy, the Company recorded a discount of $15,990,000, which will be amortized monthly as redemptions occur. This discount for the in the money feature will create a significant expense, $2,096,570 during the three months ended June 30, 2004, to the Company's statement of operations during the discount period, which extends through December 2010. In June and July 2004, we issued 1,171,875,000 shares of common stock to Growth Enterprise Fund, S.A. as payment of accrued dividends and interest of the preferred stock.

On March 2, 2004, our convertible debenture holders agreed to reduce its interest on all the convertible debentures originally totaling $3,000,000 from 12% to 6% and granted us additional time to secure approval of the SEC for an Information Statement increasing our authorized capital of the Company and to file and secure the effectiveness of a registration statement for the shares of common stock to be issued upon the conversion of the debentures. Currently we are not in compliance, but are actively working to cure the default. The increase in our authorized common stock was effective on April 21, 2004.

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

ITEM 6. Exhibits and Form 8-K Filings

(a)  Exhibits

Exhibit No.    Description
----------     -----------------------------------------------------------------
31.1           Section 302 Certification - Chief Executive Officer

31.2           Section 302 Certification - Chief Financial Officer

32.1           Section 906 Certification - Chief Executive Officer

32.2           Section 906 Certification - Chief Financial Officer

(b)  Reports on Form 8-K

On July 15, 2004, the Company filed a Form 8-K reporting under Item 3 that GlobalNet International LLC, one of registrant's operating subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of New York.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, GlobalNet Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 23, 2004

                              GLOBALNET CORPORATION


By /s/ MARK T. WOOD
   ---------------------
   Mark T. Wood
   Chief Executive Officer and President
   (principal executive officer)

By /s/ THOMAS G. SEIFERT
   ----------------------
   Thomas G. Seifert
   Chief Financial Officer
   (principal financial and accounting officer)