Form 10QSB
period 2004-09-30
GLOBALNET CORP
filed 2004-11-23
CIK 810932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] Quarterly  Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 2004 or

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of November 22, 2004, there were 4,227,175,402 shares of issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                PAGE NUMBER
                                                                              -----------

Item 1.  Financial statements

         Consolidated Balance Sheets at September 30, 2004 (unaudited)
                  and December, 31, 2003                                            4

         Consolidated Statements of Operations - Three and Nine months
                  ended September 30, 2004  and 2003 (unaudited)                    6

         Consolidated Statements of Cash Flows - Three and Nine months
                  ended September 30, 2004  and 2003 (unaudited)                    7

         Notes to Condensed Consolidated Financial Statements (unaudited)           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                       19

Item 3.   Controls and Procedures                                                  25

PART II. OTHER INFORMATION                                                         26

Item 1.  Legal Proceedings                                                         26

Item 2.  Change in Securities                                                      26

Item 3.  Defaults Upon Senior Securities                                           28

Item 4.  Submission of Matters to Vote of Security Holders                         28

Item 5.  Other Information                                                         28

Item 6.  Exhibits                                                                  29

SIGNATURE PAGE                                                                     30


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

                                     PART I

ITEM 1. FINANCIAL INFORMATION

                     GlobalNet Corporation and Subsidiaries
                         Including Debtor in Possession
                           Consolidated Balance Sheets

                                                                 September 30,   December 31,
                           Assets                                   2004             2003
                                                                 (Unaudited)
                                                                --------------  -------------
Current assets:
    Cash                                                        $   1,429,683        405,373
    Accounts receivable, net of allowance for doubtful
      accounts of $1,250,803 and $1,250,803 respectively              797,514      2,778,798
    Prepaid expenses and other current assets                         165,857        236,307
    Carrier deposits                                                  363,710        432,266
                                                                --------------  -------------
             Total current assets                                   2,756,764      3,852,745

Property and equipment, net                                         1,572,136      2,628,947
Intangible assets, net                                              1,311,447      3,940,676
Goodwill                                                           38,280,042     38,280,042
Other assets                                                               -         372,171
                                                                -------------   ------------
           Total assets                                         $  43,920,389     49,074,580
                                                                =============   ============
    Liabilities and Stockholders' Equity

Current liabilities:
    Current liabilities of subsidiary subject to compromise:
      Accounts payable                                          $   4,252,663              -
      Due to MCI                                                   17,410,967              -
      Accrued expenses                                                497,872              -
      Restructuring reserve                                            17,225              -
      Deferred revenue                                                 20,847              -
      Capital lease obligations                                        10,276              -
                                                               --------------   ------------
    Total Current liabilities of subsidiary subject to
     compromise:                                                   22,209,850              -

    Accounts payable, including $846,550 of postpetition
     accounts payable at September 30, 2004                         1,543,187      3,975,323
    Due to MCI                                                             -      13,532,374
    Due to related parties                                             62,924        159,745
    Accrued expenses                                                  635,176      1,394,746
    Deferred revenue                                                    5,000         37,854
    Restructuring reserve                                                  -         137,668
    Capital lease obligations                                              -       2,755,382
    Notes payable - Other                                              22,253         27,179
    Note payable - Titan                                              875,000      1,200,000
    Notes payable - Stockholders                                            -      1,440,005
    Notes payable -  net of discount of $1,894,733 and
      $1,649,788                                                    3,090,248        851,915
    Current portion of 5% mandatorily redeemable preferred
     stock, (0 shares of Series A, liquidation preference
     of $0 and $1,713,000)                                                  -      2,100,000
                                                                -------------   ------------
           Total current liabilities                               28,443,638     27,612,191

5% mandatorily redeemable preferred stock, net of discount of
 $12,653,086 (88,782 shares of Series A and liquidation
 preference of $13,850,000 and $14,147,000)                         1,196,914     13,760,000
                                                                --------------  -------------
           Total liabilities                                       29,640,552     41,372,191
                                                                --------------  -------------
Commitments and contingencies                                           --              --
                                                                --------------  -------------

                     GlobalNet Corporation and Subsidiaries
                         Including Debtor in Possession

                           Consolidated Balance Sheets

Stockholders' equity:

    Common stock, $.005 par value, 20,000,000,000 shares
      authorized and 7,587,303,092 shares outstanding
      (September 30, 2004) and $0 par value, 1,000,000,000
      shares authorized and 595,159,276 shares outstanding
      (December 31, 2003)                                          37,936,516      2,975,797
    Common stock to be issued in connection with business
      acquisition, at $0.005 par value, 156,551,165 and
      4,752,366,000 shares                                            782,756     23,761,830
    Additional paid-in-capital                                     73,339,261     45,708,416
    Accumulated deficit                                           (97,778,696)   (64,743,654)
                                                                -------------   ------------
           Total stockholders' equity                              14,279,837      7,702,389
                                                                -------------   ------------
           Total liabilities and stockholders' equity           $  43,920,389     49,074,580
                                                                =============   ============

          See accompanying notes to consolidated financial statements.

                     GlobalNet Corporation and Subsidiaries
                         Including Debtor in Possession

                      Consolidated Statements of Operations

                                                        Three Months Ended                    Nine Months Ended
                                                   September 30,     September 30,      September 30,      September 30,
                                                       2004              2003               2004               2003
                                                   (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                                 ---------------    ---------------    ---------------    ---------------
Revenue                                          $    12,378,140         27,161,034    $    54,538,396         81,183,263

Operating expenses:
    Data communications and telecommunications        12,290,126         25,490,517         53,264,197         75,728,926
    Network operations                                   766,195          1,063,191          2,727,721          2,955,613
    Selling and marketing                                 99,049            224,518            634,657            443,609
    General and administrative                           670,724            676,576          2,879,374          1,827,506
    Intangible Impairment                              2,357,007                  -          2,357,007                  -
    Restructuring charges                                      -                  -                  -                987
    Depreciation and amortization                        511,962            486,359          1,792,514          1,264,177
    Non-cash consulting expense                                -                  -         17,700,000                  -
                                                 ---------------    ---------------    ---------------    ---------------
            Total operating expenses                  16,695,063         27,941,161         81,355,470         82,220,818
                                                 ---------------    ---------------    ---------------    ---------------

            Operating loss                            (4,316,923)          (780,127)       (26,817,074)        (1,037,555)

    Interest on note to payable to Parent                      -           (146,219)                 -           (617,950)
    Interest expense, net and non-cash
      financing costs                                 (2,267,837)        (2,052,922)        (6,217,969)        (2,353,660)

            Net loss                                  (6,584,759)        (2,979,268)       (33,035,042)        (4,009,165)
                                                 ===============    ===============    ===============    ===============

    Basic and diluted weighted average common
            shares outstanding                     7,611,987,436        193,758,586      4,289,315,631         65,536,654
            Basic and diluted loss per share     $         (0.00)             (0.02)             (0.01)             (0.06)
                                                 ===============    ===============    ===============    ===============

See accompanying notes to consolidated financial statements.

                     GlobalNet Corporation and Subsidiaries
                         Including Debtor in Possession
                      Consolidated Statements of Cash Flows

                                                             For the Nine Months Ended September 30,
                                                                       2004          2003
                                                                   (unaudited)    (unaudited)
                                                                   -----------    -----------
Cash flows from operating activities:
   Net loss                                                        (33,035,042)    (3,944,165)
   Adjustments to reconcile net loss to net
     cash provided by (used in)
     operating activities:
       Depreciation and amortization                                 1,792,514      1,264,175
       Intangible Asset Impairment                                   2,357,007              -
       Provision for Doubtful Accounts                                  25,000        (47,710)
       Noncash stock issued for consulting
         services and severance                                     18,124,600              -
       Noncash financing costs                                       5,663,873      1,786,314
       Changes in assets and liabilities:
         Accounts receivable                                         1,956,283      1,405,884
         Interest on Parent loan                                             -        617,950
         Prepaid expenses and other current assets                      70,450        124,298
         Carrier deposits                                               68,556         17,135
         Accounts payable and due to related parties (1,226,312)    (1,300,164)
         Due to MCI                                                  4,236,455         14,528
         Restructuring reserve                                        (120,443)      (305,975)
         Payable to Parent, net of receivable                                -      1,360,919
         Deferred revenue                                              (12,007)       (58,138)
         Accrued expenses                                              (43,926)      (168,285)
                                                                   -----------    -----------
           Net cash provided by
            operating activities                                      (142,993)       766,766
                                                                   -----------    -----------
Cash flows from investing activities -
   Payment to Titan                                                          -     (1,500,000)
   Transaction Expenses paid in connection
       With Business Acquisition                                             -       (249,476)
   Cash Overdraft acquired in connection with
       Business Acquisition                                                  -       (100,976)
   Purchase of property and equipment                                 (127,474)      (381,084)
                                                                   -----------    -----------
       Net cash used in investing activities                          (127,474)    (2,231,536)
                                                                   -----------    -----------
Cash flows from financing activities:
   Proceeds from former parent loan                                          -      3,500,000
   Redemptions on Preferred Stock                                     (525,000)             -
   Proceeds from notes payable                                       2,600,000      1,610,000
   Loan acquisition fees and costs                                    (297,348)             -
   Payments on notes payable                                          (328,767)             -
   Principal payments on capital lease obligations                    (154,108)    (4,323,592)
                                                                   -----------    -----------
      Net cash used in financing activities                          1,294,777        786,408
                                                                   -----------    -----------
      Net increase (decrease) in cash                                1,024,310       (678,362)

Cash at beginning of period                                            405,373        981,296
                                                                   -----------    -----------
Cash at end of period                                                1,429,683        302,934
                                                                   ===========    ===========

Supplemental disclosure cash flow information:
   Cash paid for interest                                              282,375        414,801

                     GlobalNet Corporation and Subsidiaries
                         Including Debtor in Possession

                      Consolidated Statements of Cash Flows


Supplemental disclosure of noncash financing
   and investing activity:
   Conversion of convertible note into equity               116,721            -
   Common stock issued for conversion of
    Stockholders notes                                    1,440,005            -
   Common stock issued for consulting services           17,700,000            -
   Common stock issued for severance                        424,600            -
   Common stock issued for accrued liability                217,771            -
   Common stock issued for conversion of
    Preferred Stock                                       1,135,400            -
   Common stock issued for conversion of
    accrued interest for Preferred Stock                    650,000            -
   Issuance of mandatorily redeemable preferred
       stock in connection with business                          -   15,600,000
   Issuance of note payable to Growth in
       connection with business acquisition                       -      500,000
   Issuance of note payable to Titan in connection
       with business acquisition                                  -    1,500,000
   Common stock issued in connection with business
       acquisition                                                -   39,819,263
   Net assets acquired in connection with business
       acquisition                                                -   59,269,716
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

GlobalNet Corporation ("the Company") is a holding company whose principal asset is 100% ownership of GlobalNet, Inc. GlobalNet Inc. is also a non-operating holding company whose principal asset is 100% of the membership interests in GlobalNet International LLC.

On June 30, 2004, GlobalNet International LLC (the "Debtor") commenced a proceeding (the "Chapter 11 Proceeding") under chapter 11 of the title 11 of the United States Code (the "Bankruptcy Code"). The Chapter 11 Proceeding does not include GlobalNet Corporation and its remaining subsidiaries, and those entities continue to operate in the ordinary course of business outside of bankruptcy.

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

As the corporate parent of the Debtor, GlobalNet Corporation became subject to the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," upon commencement of the Chapter 11 Proceeding. SOP 90-7 requires, among other things, that pre-petition liabilities that are subject to compromise be segregated in the condensed consolidated balance sheet. In addition, revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the company are reported separately as reorganization items in the condensed consolidated statement of operations.

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

The accompanying consolidated financial statements reflect the acquisition of GlobalNet International, Inc. by GlobalNet Corporation, formerly known as iDial, on August 25, 2003, which was treated as a reverse acquisition with GlobalNet International, Inc. identified as the accounting acquiror. Accordingly, all previous periods presented reflect the audited financial statements of GlobalNet International, Inc. and, therefore, such financial statements differ from the financial statements reported in iDial's previous filings.

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

All liabilities due as of June 30, 2004 have been reclassified in conjunction with SOP 90-7. The reclassification includes amounts related to trade payables and the note payable entered into with MCI in July 2003. As of June 30, 2004, the Debtor owed MCI and affiliated entities approximately $17,473,000 of which $2,664,000 related to the note payable. The note payable was secured by the Debtor's assets, including accounts receivable, cash and other assets, which equates to approximately $2,200,000. We have thus classified all liabilities as "Current liabilities subject to compromise" due to the fact that all the note payable of $2,664,000 is only collateralized by $2,200,000 in assets and along with the balance of other trade payables; the face values of the debt are subject to compromise. The Company also owed Cisco Systems Capital Corporation approximately $2.8 million with is included in the accounts payable of the prepetition liabilities subject to compromise. On October 5, 2004 the Company reached a settlement with Cisco for $750,000.

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

On October 5, 2004 the Company reached a contractual settlement with Cisco Systems Capital Corporation, from whom the Company's principal operating subsidiary, GlobalNet International LLC, had leased the majority of the telecommunications equipment used in its wholesale telephony business. In exchange for a $750,000 cash payment by the Company to Cisco, all leasehold obligations owed by LLC to Cisco will be satisfied and the Company will take title to the leased equipment. The settlement eliminates $2.8 million in prepetition debt obligations from the Company's subsidiary's balance sheet On October 12, 2004, the settlement with Cisco was approved by MCI and the bankruptcy court. The Company will record the settlement in the 4th Quarter.

The following are the Debtor's condensed financial statements:

                          GlobalNet International, LLC
                             (Debtor in Possession)

                            Condensed Balance Sheets



                                                             September 30,
                     Assets                                      2004
                                                              (Unaudited)
                                                             ------------
    Current assets:
        Cash                                                 $    910,263
        Accounts receivable, net of allowance for doubtful
          accounts of $1,250,803                                  732,237
        Intracompany receivable                                    99,107
        Prepaid expenses and other current assets                 165,857
        Carrier deposits                                           75,139
                                                             ------------
               Total current assets                             1,982,602

    Property and equipment, net                                 1,369,520
                                                             ------------
               Total assets                                  $  3,352,122
                                                             ============
        Liabilities and Stockholders' Equity

    Current liabilities:
        Postpetition Current Liabilities
          Accounts payable                                   $    846,550
        Current liabilities subject to compromise:
          Accounts payable                                      4,252,663
          Due to MCI                                           17,410,967
          Accrued expenses                                        497,872
          Restructuring reserve                                    17,225
          Deferred revenue                                         20,847
          Capital lease obligations                                10,276
          Note payable to Parent                               17,066,795
                                                             ------------
          Total current liabilities subject to compromise:     39,276,645
                                                             ------------
               Total liabilities                               40,123,195
                                                             ------------
    Commitments and contingencies                                       -
                                                             ------------

    Stockholders' deficit:
        Common stock;                                                   -
        Additional paid-in-capital                             31,001,282
        Accumulated deficit                                   (67,772,355)
                                                             ------------
               Total stockholders' equity                     (36,771,073)
                                                             ------------
               Total liabilities and stockholders' equity    $  3,352,122
                                                             ============

                          GlobalNet International, LLC
                             (Debtor in Possession)

                       Condensed Statements of Operations

                                                Three Months Ended       Nine Months Ended
                                                September 30, 2004      September 30, 2004
                                                   (Unaudited)             (Unaudited)
                                                   ------------           ------------
  Revenue                                          $ 12,297,110           $ 54,340,551

  Operating expenses:
      Data communications and telecommunications     12,208,859             53,104,261

      Network operations                                730,261              2,691,787

      Selling and marketing                             106,218                577,525

      General and administrative                        439,213              2,116,371

      Depreciation and amortization                     243,471                987,041
                                                   ------------           ------------
              Total operating expenses               13,728,023             59,476,985
                                                   ------------           ------------

              Operating loss                         (1,430,913)            (5,136,434)

      Interest on note to payable to Parent                   -               (545,338)
      Interest expense, net                                (484)              (170,553)

              Net loss                               (1,431,397)            (5,852,325)
                                                   ============           ============

                          GlobalNet International, LLC
                             (Debtor in Possession)

                       Condensed Statements of Cash Flows



                                                    For the Nine Months Ended
                                                       September 30, 2004
                                                          (unaudited)
                                                          ----------
    Cash flows from operating activities:
       Net loss                                          (5,852,325)
       Adjustments to reconcile net loss to net
         cash provided by (used in)
         operating activities:
           Depreciation and amortization                    987,041
           Changes in assets and liabilities:
             Accounts receivable                          2,019,361
             Interest on Parent loan                        545,338
             Prepaid expenses and other current
              assets                                         70,450
             Carrier deposits                               318,556
             Accounts payable                              (875,254)
             Due to MCI                                   4,236,455
             Restructuring reserve                         (120,443)
             Payable to Parent, net of receivable          (170,266)
             Intracompany receivable                        (99,107)
             Deferred revenue                               (12,007)
             Accrued expenses                              (219,064)
                                                         ----------
           Net cash provided by operating activities        828,734
                                                         ----------
    Cash flows from investing activities -
       Purchase of property and equipment                  (127,474)
                                                         ----------
           Net cash used in investing activities           (127,474)
                                                         ----------
    Cash flows from financing activities:
       Principal payments on capital lease obligations     (152,948)
                                                         ----------
          Net cash used in financing activities            (152,948)
                                                         ----------
          Net increase (decrease) in cash                   548,312

    Cash at beginning of period                             361,951
                                                         ----------
    Cash at end of period                                   910,263
                                                         ==========

    Supplemental disclosure cash flow information:
       Cash paid for interest                                86,571

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

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3) Convertible Notes Payable

-------------------------------------------------------------------------------- ----------------------------
Convertible Note Payable                                                         September 30,   December 31,
                                                                                     2004           2003
                                                                                  (Unaudited)
-------------------------------------------------------------------------------- -------------- -------------
$2,600,000 Convertible notes payable issued May 2004. Convertible into approximately 371,500,000 shares of the company's common stock at the lower of
$.06 per share or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 30%. Interest at 6% due May 2008. The note contains a beneficial conversion feature which resulted in a charge to the statement of operations in 2004 of $105,217. Note recorded net of unamortized discount of $1,115,983 collateralized by all assets of the company. 7,800,000 warrants issued in conjunction with the note at a price of $.02 per share. The warrants expire February 2008. Converted shares have registration rights. The note is currently in default, as a result of cross default provisions with convertible notes previously entered into, thus balance of the note has been recorded as a current liability. Subsequent to quarter end, the terms of the note were modified. New conversion rate equal to $.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60% or approximately
1,625,000,000 shares. The interest rate also increased from 6% to 12%.           $ 1,484,017    $         -
-------------------------------------------------------------------------------- -------------- -------------
$1,750,000 Convertible notes payable related to acquisition. Note is convertible into approximately 1,093,750,000 shares of Company's common stock at $.0016 per share. If the Company's common stock price is below $.0016 then the conversion price will be adjusted to the lesser of $.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60%. Interest at 12% due August 21, 2005. On March
2, 2004 interest rate reduced to 6%. Note contains a beneficial conversion feature which result in a charge to the statement of operations in 2004 of
$656,250 and 2003 of $533,750. Note is recorded net of unamortized discount of
$778,750 and $1,435,000 collateralized by all assets of the company. Converted shares have registration rights. The note is currently in default, thus balance of the note has been recorded as a current liability. Subsequent to quarter end,
the terms of the note were modified.                                                 971,250        315,000
-------------------------------------------------------------------------------- -------------- -------------
$750,000 Convertible notes payable issued February 2003 assumed in acquisition by accounting acquiror. Convertible into approximately 157,500,000 shares of the company's common stock at $.0016 per share. If the Company's common stock price is below $.0016 then the conversion price will be adjusted to the lesser of
$.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60%. Interest at 12%
due February 2004. On March 2, 2004 interest reduced to 6% and due date extended to August 2005. The note contains a beneficial conversion feature which resulted in a charge to the statement of operations in 2004 of $4,623 and 2003 of
$136,096. $116,722, or 72,950,761 shares in 2004 and $498,297, or 169,684,009 shares in 2003 converted to common stock. Note recorded net of unamortized discount of $0 and $4,624 collateralized by all assets of the company. 2,250,000 warrants issued in conjunction with the note at a price of $.0016 per share.
The warrants expire February 2008 and were assumed in the acquisition with iDial.
Converted shares have registration rights. The note is currently in default, thus balance of the note has been recorded as a current liability. Subsequent to
quarter end, the terms of the note were modified.                                    134,981        247,079
-------------------------------------------------------------------------------- -------------- -------------
$500,000 Convertible notes payable issued May 2003 assumed in acquisition by accounting acquiror. Convertible into approximately 312,500,000 shares of the company's common stock at $.0016 per share. If the Company's common stock price is below $.0016 then the conversion price will be adjusted to the lesser of
$.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60%. Interest at 12%
due May 2004. On March 2, 2004 interest reduced to 6% and due date extended to
August 2005. The note contains a beneficial conversion feature which resulted in a charge to the statement of operations in 2004 of $210,165 and $169,973 in
2003. Note recorded net of unamortized discount of $0 and $210,165 collateralized by all assets of the company. Converted shares have registration rights. 1,500,000 warrants issued in conjunction with the note at interest price of $.0016. The warrants expire May 2008 and were assumed in the acquisition with
iDial. Converted shares have registration rights. The note is currently in default, thus balance of the note has been recorded as a current liability.
Subsequent to quarter end, the terms of the note were modified.                      500,000        289,835
                                                                                 -------------- -------------
                                                                                $  3,090,248    $   851,914

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

On October 29, 2004 NIR increased its note due from the Company by an additional
$1,200,000. It also modified the terms of the previous notes to increase the interest rate from 6% to 12% and to change the conversion of all notes to $.0016 or the average of the lowest three intraday trading prices during the 20 days immediately prior to the conversion date discounted by 60% which makes the new notes convertible into approximately 750,000,000 shares of the company's common stock. The note contains a beneficial conversion feature which resulted in a charge to the statement of operations in 200. Note recorded net of unamortized discount of $1,200,000 collateralized by all assets of the company. 3,600,000 warrants issued in conjunction with the note at a price of $.02 per share. The warrants expire February 2008.

The Company is also required to obtain an effective registration for all outstanding convertible notes and will bear all such costs.  The notes also contain default provisions which may lead to additional charges if an effective registration is not obtained within the parameters of the notes.
-------------------------------------------------------------------------------- ----------------------------
Notes Payable                                                                     September 30,  December 31,
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
-------------------------------------------------------------------------------- ----------------------------
Mandatory Redeemable Preferred Stock                                             September 30,   December 31,
                                                                                     2004           2003
                                                                                  (Unaudited)
-------------------------------------------------------------------------------- -------------- -------------
92,722 and 100,000 shares ($156 per share ) Preferred Stock issued in conjunction with acquisition of iDial to Growth Enterprise Fund. Liquidation preference of $15,860,000 at December 31, 2003. Payments of $87,500 on the 10th
and 20th day each month plus interest at 5% (including $260,000 of accrued interest at December 31, 2003). Convertible into 2,143,000 shares of common stock at $.0074 Per share. The preferred holder has 60% equivalent voting rights of the common shares until the required acquisition shares are issued. The conversion rate of the preferred stock was modified to $.0016 on March 2, 2004 which increased the number of common shares issuable upon conversion to
9,912,500,000. On April 6, 2004 the holder agreed to convert current and future principle and interest through June 2004 into common stock as long as subsequent debt service and interest payments continue to be made timely. On June 30, 2004 the holder converted 7,278 shares equal to $1,135,400 of principal as well as
$650,000 of accrued interest into 1,115,875,000 shares of common stock. During the 3rd quarter 2004 the holder converted 3,940 shares equal to $525,000 of principal and $89,600 of principal into 56,000,000 shares of common stock. The
Company also paid $195,000 of interest during the 3rd quarter. In connection with our accounting policy, the Company recorded a discount of $15,990,000, which is equal to the principal plus interest. This discount creates a significant expense to the Company's statement of operations, which is being amortized over the period of scheduled redemptions which extends through
December 2010. The Preferred Stock contains a beneficial conversion feature which resulted in a charge to the statement of operations in 2004 of $3,336,914 and $0 in 2003. On October 21, 2004, the Company and GEF reached an agreement that would change the

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

existing ownership by GEF. As part of the agreement, GEF agreed to retire its remaining preferred stock and its dividends worth approximately $13,850,000. The full balance of the Preferred Stock is classified as long term as of September 30, 2004

                                $ 13,850,000       15,860,000

          Less Discount           12,653,086                -
          Less Current Portion             -        2,100,000
                               -------------     ------------
                                $  1,196,914       13,760,000
                               -------------     ------------

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

On March 2, 2004, GEF notified the Company that it waived any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock and agreed that unpaid Preferred Stock dividends accrued to date would be added to the face amount of the Preferred Stock. As consideration for the waiver, the conversion price was reduced from $.0074 to $.0016. In connection with our accounting policy, the Company recorded a discount of $15,990,000, which is being amortized monthly as redemptions occur. This discount for the in the money feature creates a significant expense to the Company's statement of operations during the discount period, which extends through December 2010.

(4) Impairment Charges

The Company recorded non-cash impairment charges of $2,357,007 in its third-quarter 2004 results of operations. The charges include $2,021,000 to impair the Company's intangible assets related to its customer lists and $336,007 of other intangibles related to its carrying value of loan acquisition costs.

The Company determined its impairment charges in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." At the end of the third quarter 2004, the Company had approximately $1.6 million in property and equipment (net) and approximately $40.1 million in intangible assets (net).

The impairment charge related to its customer lists was determined using future value of cash flows, which showed that the future cash flows from its customers would no longer support the carrying value. The asset was originally valued based on a cash flow forecast that in management's view became materially overestimated during the 3rd Quarter 2004 due to decreases in the Company's revenue and due to changes in its customer's views of the Company in light of the recent bankruptcy filing by one of its subsidiaries.

The impairment charge related to its loan acquisition costs was determined using future value of cash flows, which showed that the future cash flows from the Company would no longer support the carrying value. As part of management's assessment of its intangible assets and because of the recent bankruptcy filing, it tested the future cash flows of the Company and determined that impairment was necessary. The Company determined that because of decreased revenues due to recent restrictions place on it by MCI and the bankruptcy court that sales would continue to fluctuate and that cash flows would prohibit the Company from maintaining sales level equal to that previously achieved.

The Company also reviewed the remaining intangible assets, including goodwill, and determined that its current enterprise value was a more accurate measurement of determining if impairment was necessary. Management determined that the enterprise value justified the current carrying value of the assets.

(5) Restructuring Charges

The table below shows the expenses applied against the restructuring reserve for the nine months ended September 30, 2004.

                                                    Balance of                              Balance of
                                                   Restructuring          Expenses         Restructuring
                                                      Reserve             applied             Reserve
                                                  December 31, 2003       against         September 30, 2004
                                                    (unaudited)         (unaudited)         (unaudited)
                                                  -------------------  -----------------  -----------------
Unused circuit leases                                     $ 127 548          $(110,323)          $ 17,225
Underutilization cost of Lombard office                      10,120            (10,120)                 -
                                                  -------------------  -----------------  -----------------
                                                          $ 137,668          $(120,443)          $ 17,225
                                                  ===================  =================  =================

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6) Stockholders' Equity

                               Equity Transactions
2004

On December 31, 2003, a majority of the Company's stockholders voted by written consent in lieu of a special meeting of stockholders to amend the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock of the Company from 1,000,000,000 shares to 20,000,000,000. The Company filed the amendment to the Certificate of Incorporation effective April 21, 2004.

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

On April 30, 2004, the Company issued 4,595,814,835 shares of restricted common stock as payment for a portion of the purchase price for the Company's purchase of GlobalNet, Inc. merger in August 2003. These shares were issued to GEF and affiliates as consideration for its 60% ownership pursuant to this transaction.

Mr. Mark Wood received 658,736,250 as conversion of a note payable of $1,053,978. Mr. Wood is an Officer and Director of the Company. Callflow Limited and Daniyel Erdberg received 167,516,250 and 73,750,000 shares of restricted common stock respectively for conversion of notes payable of $268,026 and $118,000. Each of the conversions was set at $.0016 per share.

On May 3, 2003, the Company issued 15,000,000 shares of restricted common stock valued at $420,000 as payment to David Levy for severance pursuant to the termination of his tenure as President of the Company.

On June 30, 2004, the Company issued 1,115,875,000 shares of restricted common stock as a payment to GEF for the accrued interest of $650,000 from December 31, 2003 through June 30, 2004 and principal redemptions of $1,135,400.

The Company also issued 72,950,761 shares of common stock as payment of $116,721 of principal in conjunction with convertible notes. On July 23, 2004, the Company issued 56,000,000 shares of restricted common stock as a payment to GEF for principal redemption of $89,600.

On August 19, 2004, the Company issued 500,000 shares of restricted common stock valued at $4,600 as compensation for an employee to terminate the remaining life of an employment contract.

On August 25, 2004, the Company received back and cancelled 63,999,280 of restricted common stock from GEF which were tendered in connection with the agreement with the convertible notes. As a result, the Company's financial statements reflect a capital contribution by a shareholder shown in Addition Paid in Capital as well as a charge to finance costs of $627,193.


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

A significant portion of the Company's revenue is concentrated among a few large customers. The largest customer represented 66.0% and 49.9% of total revenue for the three months ended September 30, 2004 and September 30, 2003, respectively. The next three largest customers represented 12.5% and 33.7% of total revenue for the three months ended September 30, 2004 and September 30, 2003, respectively. The largest customer represented 44.6% and 49.7% of total revenue for the nine months ended September 30,

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

2004 and September 30, 2003, respectively. The next three largest customers represented 31.0% and 30.9% of total revenue for the nine months ended September 30, 2004 and September 30, 2003, respectively. Accounts receivable from the largest three customers at September 30, 2004 were approximately $494,000.

The Company has experienced a significant decrease in revenues due to the Consent Orders entered into with MCI, which has also failed to offer the Company new lower rates to remain competitive in the market. Without new lower rates, the Company has lost and may continue to lose customers as they receive more attractive rates from our competitors.

The Company currently uses one primary wholesale carrier voice and fax telecommunication services provider. Amounts due to this supplier were $17,768,829 at September 30, 2004 and the Company's receivable from the supplier amounted to $114,607. $17,410,967 of the balance due to this supplier is subject to Chapter 11 bankruptcy case filed on June 30, 2004 and is subject to compromise. An unfavorable change in this supplier's payment terms or a change in primary supplier could have an adverse effect on the Company's business and liquidity.

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

Data relating to the Company's operations by geographic area is set forth below:

                                                    United States     Mexico         Other         Total
                                                     -----------   -----------   -----------   -----------
Nine Months Ended September, 30, 2004
     Revenues (unaudited)                           $         --    39,813,029    14,725,367   $54,538,396
Nine Months Ended September 30, 2003
     Revenues (unaudited)                           $         --    58,451,949    22,731,314   $81,183,263
At September 30, 2004
     Identifiable assets (unaudited)                 $ 1,572,136            --            --   $ 1,572,136
At September 30, 2003
     Identifiable assets (unaudited)                 $ 3,054,994            --            --   $ 3,054,994

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

                     GLOBALNET CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Advanced Tel, Inc. - In January 2003, Advanced Tel, Inc. ("ATI") filed a complaint against GlobalNet Corporation, f/k/a iDial Networks, Inc., and its wholly owned subsidiary IDNW, Inc. in the Superior Court of California, County of Orange. The complaint seeks to recover $125,656 of past due unpaid telecom charges provided to IDNW. On March 18, 2004, GlobalNet and ATI reached a settlement agreement, whereby ATI agreed to dismiss its complaint against GlobalNet with prejudice in exchange for $45,000, which was paid on March 23, 2004.

Qwest Communications Corporation, Inc. - Qwest filed a complaint against GlobalNet Corporation f/k/a iDial Networks, Inc. in Arapahoe County District Court, State of Colorado. The complaint seeks to recover past unpaid telecom charges provided to Loxley Business Information Technology Co., Ltd., a Thailand corporation and an entity unrelated to GlobalNet Corporation or any of its subsidiaries, because of a past mutual relationship with an officer of the Company. The Company believes that litigation is without merit and simply a case of mistaken identity. The Company believes that any resolution will not have a material adverse effect on it.

(10) Management's Plans and Intentions for Continuing Operations

The Company has negative working capital at September 30, 2004 and December 31, 2003 and has experienced negative operating cash flows as well as continuing net losses for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003 and December 31, 2002. Additionally, the Company has experienced significant operating losses since its inception. The Company is also in default on several notes payable. Management filed Chapter 11 bankruptcy for its subsidiary in June 2004 and is currently renegotiating or in the process of curing these defaults, however the Company may still incur late fees and/or additional extension fees to cure the defaults that exist under GlobalNet Corporation. Management also believes that it may require additional financing to cure the defaults.

Management's focus continues to target a reduction in operating expenses, improving network efficiencies, raising margins and increasing revenues from new and existing customers in order to enhance the internal generation of cash flows. The recent bankruptcy filing has lead to a further reduction in the stability of existing sales and related margins. Management believes that finding alternative carriers with higher margins is a requirement for the survival of the Company. As such, new focus has been placed internally to meet those requirements. Management is also exploring different alternatives to address its short-term and long-term financing needs, including raising equity and debt financings. There can be no assurances, however, that the Company will be successful in implementing any of these alternatives.

(11) Subsequent Events

On October 5, 2004 the Company reached a contractual settlement with Cisco Systems Capital Corporation, from whom the Company's principal operating subsidiary, GlobalNet International LLC, had leased the majority of the telecommunications equipment used in its wholesale telephony business. In exchange for a $750,000 cash payment by the Company to Cisco, all leasehold obligations owed by LLC to Cisco will be satisfied and the Company will take title to the leased equipment. The settlement eliminates $2.8 million in prepetition debt obligations from the Company's subsidiary's balance sheet. On October 12, 2004, the settlement with Cisco was approved by MCI and the bankruptcy court. The Company will record the settlement in the 4th Quarter.

On October 21, 2004, the Company and GEF reached an agreement that would change the existing ownership by GEF. As part of the agreement, GEF agreed to retire its remaining preferred stock and its dividends worth approximately $13,850,000 and surrender for cancellation approximately 3.5 billion shares of GEF's common stock as a provision for the Company's current convertible debenture holders to invest additional funds into the Company. GEF had previously agreed to surrender the common stock up to 2.5 billion shares as part of such conversions. Under this agreement, GEF would retain control of the Company with ownership of approximately 56% of the outstanding common stock. Because of the complexities of the transaction, the Company is currently reviewing the accounting required, which will be recorded during the 4th Quarter. The Company does anticipate a significant impact on the 4th Quarter financials because of the transaction.

On October 29, 2004 the Company received an additional $1.2 million in debt investment from funds managed by NIR Group. The original convertible notes payable were issued in May 2004 (see note 3). The additional note is convertible into approximately 750,000,000 shares of common stock at a rate equal to the lower of $.0016 per share or 40% of a floating conversion price determined by the 20 trading days immediately prior to the conversion, which have registration rights. The note accrues interest at 12% and is due in May 2008. The note contains a beneficial conversion feature which will contain a discount equal to $1,200,000 and will result in material charges to the statement of operations in the 4th Quarter 2004. The note is collateralized by all assets of the company.

The Company also issued 7,800,000 warrants in conjunction with the note at a price of $.02 per share. The warrants expire October 2008.

On October 29, 2004 the Company received an additional $1.2 million in debt investment from funds managed by NIR Group. The original convertible notes payable were issued in May 2004 (see note 3). The additional note is convertible into approximately 750,000,000 shares of common stock at a rate equal to the lower of $.0016 per share or 40% of a floating conversion price determined by the 20 trading days immediately prior to the conversion, which have registration rights. The note accrues interest at 12% and is due in May 2008. The note contains a beneficial conversion feature which will contain a discount equal to $1,200,000 and will result in material charges to the statement of operations in the 4th Quarter 2004. The note is collateralized by all assets of the company. The Company also issued 7,800,000 warrants in conjunction with the note at a price of $.02 per share. The warrants expire October 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the quarters ended September 30, 2004 and 2003 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

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

We currently manage our own telecommunications network and utilize the transmission capacity of several carriers. We are increasing the percentage of traffic we carry on our network or "on-net", enabling us to increase margins and profitability while ensuring quality. In addition, our use of multiple carriers increases cost efficiencies by establishing additional routing capability and enables us to obtain sufficient capacity to support growth. Our IP network currently serves more than 19 countries with over 250 points of presence.

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

During 2003 and 2004, our largest challenge has been our continued losses, maintaining a margin that supports current business operations and diversifying revenue amongst customers. With the majority of our revenue coming from wholesale traffic to Mexico, decreasing margins to that market have a negative effect on our business. During 2004, we had to continue to borrow money from existing debtors and may have to look to additional outside sources for future borrowings. We continue to diversify our business by increasing revenues related to other wholesale markets and retail services, which both with higher margins. We also continue to diversify amongst customers by increasing sales a larger pool of customers. We have had a history of providing a majority of revenues to a few larger customers, however, during 2003 and 2004 we managed to reduce our dependence on these few customers.

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

On October 5, the Company reached a contractual settlement with Cisco Systems Capital Corporation, from whom the Company's principal operating subsidiary, GlobalNet International LLC, had leased the majority of the telecommunications equipment used in its wholesale telephony business. In exchange for a $750,000 cash payment by the Company to Cisco, all leasehold obligations owed by LLC to Cisco will be satisfied and the Company will take title to the leased equipment. The settlement eliminates $2.8 million in prepetition debt obligations from the Company's subsidiary's balance sheet. On October 12, 2004, the settlement with Cisco was approved by MCI and the bankruptcy court. The Company will record the settlement in the 4th Quarter.

The ability of the Company to continue as a going concern depends upon, among other things, the outcome of the Chapter 11 Proceeding, future profitable operations and the ability to generate sufficient cash from its operations and financing arrangements to meet its obligations. Management believes that the restructuring plan that it is developing, if successfully implemented, will provide sufficient liquidity to allow the Company to operate as a going concern. The Company has experienced a significant decrease in revenues due to the Consent Orders entered into with MCI, which has also failed to offer the Company new lower rates to remain competitive in the market. Without new lower rates, the Company has lost and may continue to lose customers as they receive more attractive rates from our competitors. Thus, current sales and associated margins have become erratic and have created a cash flow that is unstable, so there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs, and accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

Results of Operations - Three months ended September 30, 2004 and 2003

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein.

REVENUE. Net revenue decreased by 54.4%, from $27,161,034 for the three months ended September 30, 2003 to $12,378,140 for the three months ended September 20, 2004. The decrease in revenue was partially due to the 52% decrease in minutes of usage in GlobalNet's network from 391 million minutes for the three months ended September 30, 2003 to 187 million minutes for the three months ended September 30, 2004. The decrease in revenue was also due to an overall decrease in GlobalNet's weighted average sell rate from $0.0695 per minute for the three months ended September 30, 2003 to $0.0660 per minute for the three months ended September 30, 2004. As part of the recent bankruptcy filing by the Company's subsidiary, the Company entered into several consent orders with its primary vendor. As the Company has had a chance to evaluate these orders, it has realized that the constraints imposed have caused the Company to discontinue offering competitive rates to some of its customers with payment terms that conflicted with those in the orders. This has led to decreased sales and even lower margins because the Company has been forced to continue to reduce its pricing in order to the keep customers with coinciding payment terms.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost decreased by 51.8% from $25,490,517 for the three months ended September 30, 2003 to $12,290,126 for the three months ended September 30, 2004. This decrease resulted primarily from a decrease in traffic and decrease in selling margins, which in turn decreased the termination costs and purchased minutes.

As a percentage of net revenue, data communications and telecommunications costs increased by 5.5%, from 93.8% for the three months ended September 30, 2003 to 99.3% for the three months ended September 30, 2004 as a result of the pricing pressure in our company's routes.

NETWORK OPERATIONS. Network operation expenses decreased by approximately 27.9%, from $1,063,191for the three months ended September 30, 2003 to $766,195 for the three months ended September 30, 2004. As a percentage of revenues, network operation expenses increased from 3.9% for the three months ended September 30, 2003 to 6.2% for the three months ended September 30, 2004. Management has rejected certain current contract commitments in the recent bankruptcy so it could assist the company is shedding excess expenses and has also reduced its network staff in an effort to control expenses. These savings will appear in the 4th Quarter 2004.

SELLING AND MARKETING. Selling and marketing expenses decreased by 55.9%, from $224,518 for the three months ended September 30, 2003 to $99,049 for the three months ended September 30, 2004. The decrease in selling and marketing expenses was primarily due to the decrease in salaries associated with decreasing sales staff as well as a reduction in the use of consultants.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by less than 1%, from $676,576 for the three months ended September 30, 2003 to $670,724 for the three months ended September 30, 2004. While the results are generally unchanged, the Company decreased its staff in this area, but had higher than normal travel as management tries to bring in an additional carrier for is Mexico traffic.

INTANGIBLE IMPAIRMENT. During the three months ended September 30, 2004, the Company recorded non-cash impairment charges of $2,357,007. The charges will include $2,021,000 to impair the Company's intangible assets related to its customer lists and approximately $336,007 of other assets related to its carrying value of loan acquisition costs (See note 4 of the attached financials for additional information)

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by 5.3%, from $486,359 for the three months ended September 30, 2003 to $511,962 for the three months ended September 30, 2004. The increase in depreciation expenses was primarily due to the addition of iDial's assets and the purchase of additional equipment during 2003.

INTEREST EXPENSE AND NON-CASH FINANCING COSTS, NET. Interest expense and non-cash financing costs increased by 10.5% from $2,052,922 for the three months ended September 30, 2003 to $2,267,837 for the three months ended September 30, 2004. The increase in interest expense was primarily due to a non-cash financing charge of $627,193 as an inducement for the return of common stock by Growth Enterprise Fund, S.A to obtain additional funding from the Company's current convertible note holders, an additional amortization charge of $498,784 due to the payment of preferred stock principal, as well as accrued preferred stock interest to Growth Enterprise Fund, S.A. of $195,000 for the three months ended September 30, 2004 while three months ended September 30, 2003 included an increase in iDial's convertible debentures resulting in non-cash charges of $1,440,004.

INCOME TAXES. Due to the uncertainty of the realization of the deferred tax assets, we established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in our financial statements as of December 31, 2003 and September 30, 2004. In addition, carry forward losses may be limited because of the change in control in 2003. The Company also must produce sufficient taxable income to utilize previous losses before they expire.

NET LOSS. The net loss for the three months ended September 30, 2004 totaled $6,584,759 representing a 121% increase over a net loss of $2,979,268 for the three months ended September 30, 2003. The increase in net loss was primarily due to the reduced operating margin due which decreased from $1,670,517 for the three months ended September 30, 2003 to $88,015 for the three months ended September 30, 2004 as a result of the Company's decreased revenue.

Results of Operations - Nine months ended September 30, 2004 and 2003

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein.

REVENUE. Net revenue decreased by 32.8%, from $81,183,263 for the nine months ended September 30, 2003 to $54,538,396 for the nine months ended September 30, 2004. The decrease in revenue was partially due to the 26% decrease in minutes of usage in GlobalNet's network from 1,123 million minutes for the nine months ended September 30, 2003 to 834 million minutes for the nine months ended September 30, 2004. The decrease in revenue was also due to an overall decrease in GlobalNet's weighted average sell rate from $0.0721 per minute for the nine months ended September 30, 2003 to $0.0653 per minute for the nine months ended September 30, 2004. This decrease in the average sell rate was primarily due to competitive pricing pressure from certain carriers in the industry. As part of the recent bankruptcy filing by the Company's subsidiary, the Company entered into several consent orders with its primary vendor. As the Company has had a chance to evaluate these orders, it has realized that the constraints imposed have caused the Company to discontinue offering competitive rates to some of its customers with payment terms that conflicted with those in the orders. This has led to decreased sales and even lower margins because the Company has been forced to continue to reduce its pricing in order to the keep customers with coinciding payment terms.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost decreased by 29.6% from $75,728,926 for the nine months ended September 30, 2003 to $53,264,197 for the nine months ended September 30, 2004. This decrease resulted primarily from a decrease in traffic and decrease in selling margins, which in turn decreased the termination costs and purchased minutes. As a percentage of net revenue, data communications and telecommunications costs increased by 4.4%, from 93.3% for the nine months ended September 30, 2003 to 97.7% for the nine months ended September 30, 2004 as a result of the pricing pressure in our company's routes.

NETWORK OPERATIONS. Network operation expenses decreased by approximately 7.7%, from $2,955,613 for the nine months ended September 30, 2003 to $2,727,721 for the nine months ended September 30, 2004. As a percentage of revenues, network operation expenses increased from 3.6% for the nine months ended September 30, 2003 to 5.0% for the nine months ended September 30, 2004. Management has rejected certain current contract commitments in the recent bankruptcy so it could assist the company is shedding excess expenses and has also reduced its network staff in an effort to control expenses.

SELLING AND MARKETING. Selling and marketing expenses increased by 43.1%, from $443,609 for the nine months ended September 30, 2003 to $634,657 for the nine months ended September 30, 2004. As a percentage of revenues, selling and marketing expenses increased from 0.5% for the nine months ended September 30, 2003 to 1.2% for the nine months ended September 30, 2004. The Company has recently decreased its selling and marketing expenses by decreasing its sales staff and its use of consultants, however for the nine months ended September 30, 2004 the overall use of consultants, marketing and travel expenses associated with the development of more direct routes to strategic countries around the world.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 57.6%, from $1,827,506 for the nine months ended September 30, 2003 to $2,879,374 for the nine months ended September 30, 2004. The Company has recently stabilized its expenditures, the overall increase in general and administrative expenses was primarily due to the associated costs of the stock issuance to the Company's former president for severance of $420,000.

Additionally, professional fees increased significantly for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The majority of the professional fees for the nine months ended September 30, 2004 are related to legal and accounting expenses incurred in connection with maintaining the proper reporting of a public company. Legal and accounting fees have increased from $86,189 for the nine months ended September 30, 2003 compared to $615,623 for the nine months ended September 30, 2004.

INTANGIBLE IMPAIRMENT. During the three months ended September 30, 2004, the Company recorded non-cash impairment charges of $2,357,007. The charges will include $2,021,000 to impair the Company's intangible assets related to its customer lists and approximately $336,007 of other assets related to its carrying value of loan acquisition costs (See note 4 of the attached financials for additional information)

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by 41.8%, from $1,264,177 for the nine months ended September 30, 2003 to

$1,792,514 for the nine months ended September 30, 2004. The increase in depreciation expenses was primarily due to the addition of iDial's assets and the purchase of additional equipment during 2003.

NON-CASH STOCK COMPENSATION. Non-cash stock compensation amounted to approximately $17,700,000 and $0 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

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

INTEREST EXPENSE AND NON-CASH FINANCING COSTS, NET. Interest expense and non-cash financing costs increased by 164.2% from $2,353,660 for the nine months ended September 30, 2003 to $6,217,969 for the nine months ended September 30, 2004. The increase in interest expense was primarily due to the non-cash charges of $2,838,130 related to the amortization of the discount for the in the money feature for the reduction in conversion price from $.0074 to $.0016 relating to the preferred stock and its accrued interest, an additional amortization charge of $498,784 due to the payment of preferred stock principal, as well as a non-cash financing charge of $627,193 as an inducement for the return of common stock by Growth Enterprise Fund, S.A to obtain additional funding from the Company's current convertible note holders.

INCOME TAXES. Due to the uncertainty of the realization of the deferred tax assets, we established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in our financial statements as of December 31, 2003 and September 30, 2004. In addition, carry forward losses may be limited because of the change in control in 2003. The Company also must produce sufficient taxable income to utilize previous losses before they expire.

NET LOSS. The net loss for the nine months ended September 30, 2004 totaled $33,035,042 representing a 724% increase over a net loss of $4,009,165 for the nine months ended September 30, 2003. The increase in net loss was primarily due to the non-cash compensation of $17,700,000 and due to the non-cash charges of $2,838,130 related to the amortization of the discount for the in the money feature for the reduction in conversion price from $.0074 to $.0016 relating to the preferred stock and its accrued interest. Also contributing to the increase in net loss was the to the reduced operating margin due which decreased from $5,454,337 for the nine months ended September 30, 2003 to $1,274,199 for the nine months ended September 30, 2004 as a result of the Company's decreased revenue.

Liquidity and Capital Resources

Our liquidity and capital needs are primarily related to the development and implementation of our network infrastructure, our marketing efforts and our general and administrative functions. As of September 30, 2004, we had $1,400,000 cash on hand and $800,000 of accounts receivable net of a reserve for uncollectible accounts of $1,251,000. As of that date, we have significant contractual commitments, however, on June 30, 2004 the Company's operating subsidiary filed for Chapter 11 bankruptcy to help relieve the Company of the commitments. The following tables set forth a summary of our contractual obligations, which are broken out by those subject to compromise under bankruptcy:

Commitments by the Company or not subject to compromise:

Year Ending    Preferred               Convertible
December 31      Stock    Titan Note   Debtenture      Total
------------ ----------- ---------- ------------- -------------
2004             525,000    875,000    2,384,981    3,784,981
2005-2006      4,200,000          -            -    4,200,000
2007-2008      4,200,000          -    2,600,000    6,800,000
>2009          4,925,000          -            -    4,925,000
------------ ----------  ---------- ------------- -------------
Total         13,850,000    875,000    4,984,981   19,709,981
============ ==========  ========== ============= =============

Commitments by Debtor subject to compromise:

Year Ending      Capital  Operating      MCI
December 31      Leases    Lease     Note Payable      Total
------------  ----------  ---------  ------------  ------------
2004           2,830,390    375,796     2,663,857     5,870,043
2005-2006          6,378    228,022             -       234,400
2007-2008              -    192,600             -       192,600
>2009                  -          -             -             -
------------  ----------  ---------  ------------- ------------
Total          2,836,768    796,418     2,663,857     6,297,043
============  ==========  =========  ============= ============


We do not have existing capital resources or credit lines available that are sufficient to fund our operations and contractual obligations as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments, which may cause future charges to the statement of operations and there is no guarantee that we will be able to obtain such additional funds. We currently do not have definitive plans for future financing and the commencement of the Chapter 11 Proceeding by our wholly owned subsidiary may limit our ability to enter into financing agreements. As such, we have maintained a position to work with our creditors to restructure certain portions of our debts as set forth below:

     o On December 29, 2003, we initially settled with The Titan Corporation an outstanding promissory note owing by us to Titan in the original amount of $1,500,000. The balance of the note, in the amount of $1,000,000, was due December 17, 2003. On December 29, 2003, the parties entered into a Settlement Agreement and Release of Claims replacing the original note with the Amended and Restated Convertible

          Note in the principal amount of $1,250,000. The amended note is without interest. A payment of $50,000 was made prior to the end of the year leaving an outstanding balance as of December 31, 2003 of $1,200,000. An additional $375,000 was paid during the nine months ended September 30, 2004 leaving an outstanding balance of $875,000

          Under the terms of the amended note, we committed to pay Titan $25,000 per week in reduction of principal, with the balance due in a balloon payment on March 31, 2004. Titan may convert any portion or the entire outstanding principal balance of the amended note into shares of our common stock commencing after a registration statement registering the resale of the common stock issuable upon conversion of the amended note is declared effective by the SEC. The note is convertible at the then-current market value of our common stock. The proceeds from the sale of the shares will reduce the amount of the amended note dollar for dollar. Since the number of shares into which the Titan amended note will be converted depends on the market price of our common stock at various dates in the future, we cannot know as of today how many shares of our common stock we will eventually issue on conversion of the amended note.

          Because of the time it took to amend our Certificate of Incorporation to increase the number of our authorized common stock, we were unable to register the appropriate shares in the timeframe originally contemplated. In addition we did not pay Titan the balance due - approximately $875,000 - under the amended note on March 31, 2004 as required by the terms of the amended note. Therefore, we are currently in default under the amended note. The increase in our authorized common stock was effective on or about April 21, 2004. We are negotiating with Titan to cure the default and to extend the maturity date of the amended note but there are no assurances that this will be accomplished and we may incur late fees and/or additional extension fees in the process.

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

     o On May 11, 2004, Cisco Systems Capital Corporation delivered to us a written notice of default on the equipment leased by Cisco to LLC. At that time we had an outstanding balance of $1,850,000 due to Cisco Corporation.

          On October 5, 2004 the Company reached a contractual settlement with Cisco. In exchange for a $750,000 cash payment by the Company to Cisco, all leasehold obligations owed by LLC to Cisco will be satisfied and the Company will take title to the leased equipment. The settlement eliminates $2.8 million in prepetition debt obligations from the Company's subsidiary's balance sheet. On October 12, 2004, the settlement with Cisco was approved by MCI and the bankruptcy court. The Company will record the settlement in the 4th Quarter.

     o In the 3rd Quarter 2004 we paid $525,000 in dividends and $195,000 in interest on the Series A Preferred Stock issued to Growth Enterprise Fund, S.A. On March 2, 2004, GEF waived any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock, without penalty, and agreed that unpaid Preferred Stock dividends accrued to such date will be added to the face amount of the Preferred Stock. GEF subsequently agreed to convert all unpaid Preferred Stock dividends through June 30, 2004, to shares of our common stock at modified conversion rate of $.0016 contemplated in the amendment to the certificate of designation for the Preferred Stock that was filed on April 30, 2004. In connection with our accounting policy, the Company recorded a discount of $15,990,000, which will be amortized monthly as redemptions occur. This discount for the in the money feature will create a significant expense, $2,838,130 during the nine months ended September 30, 2004, to the Company's statement of operations during the discount period, which extends through December 2010. In June and July 2004, we issued 1,171,875,000 shares of common stock to Growth Enterprise Fund, S.A. as payment of accrued dividends and interest of the preferred stock.

     o On October 21, 2004, the Company and GEF reached an agreement that would change the existing ownership by GEF. As part of the agreement, GEF agreed to retire its remaining preferred stock and its dividends worth approximately $13,850,000 and surrender for cancellation approximately 3.5 billion shares of GEF's common stock as a provision for the Company's current convertible debenture holders to invest additional funds into the Company. GEF had previously agreed to surrender the common stock up to 2.5 billion shares as part of other debtors' conversions. Under this agreement, GEF would retain control of the Company with ownership of approximately 56% of the outstanding common stock. Because of the complexities of the transaction, the Company is currently reviewing the accounting required, which will be recorded during the 4th Quarter. The Company does anticipate a significant impact on the 4th Quarter financials because of the transaction.

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

     o On October 29, 2004 the Company received an additional $1.2 million in debt investment from its current debenture holders. The original convertible notes payable were issued in May 2004. The additional note is convertible into approximately 750,000,000 shares of the company's common stock at $.0016 per share, which also have registration rights. The note accrues interest at 12% and is due in May 2008. The additional note contains a beneficial conversion feature which will contain a discount equal to $1,200,000 and will result in material charges to the statement of operations in the 4th Quarter 2004. The note is collateralized by all assets of the company. The Company also issued 7,800,000 warrants in conjunction with the note that are exercisable at a at a price of $.02 per share. The warrants expire October 2008.

Due to consistent cash delinquencies, we previously entered into convertible debt that had beneficial conversion features. During 2004 the following notes were converted into common stock:

     o In February, 2004, under the modified conversion terms, we issued an aggregate of 72,950,861 shares of common stock to AJW Offshore, Ltd., AJW Partners, LLC, and AJW Qualified Partners, LLC upon conversion of a portion of the February 2003 convertible debentures.

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

Commitment Requirements

The Company is also required to obtain an effective registration for all outstanding convertible notes and will bear all such costs. The notes also contain default provisions which may lead to additional charges if an effective registration is not obtained within the parameters of the notes.

Cash Flows

Net cash provided by (used in) operating activities was ($143,000) and $767,000 for the nine months ended September 30, 2004 and 2003, respectively. This decrease in funds from operations was primarily due to the increase in the net loss adjusted for non-cash items from $941,000 of losses for the nine months ended September 30, 2003 to $5,095,000 of losses for the nine months ended September 30, 2004 as a result of an 32.8% decrease in revenues equaling $26,645,000, a decrease in margins from 6.7% in 2003 to 2.3% in 2004 and increases in general and administrative expenses of $1,828,000.

Net cash used in investing activities was $127,000 and $2,232,000 for the nine months ended September 30, 2004 and 2003, respectively. These amounts correspond to capital expenditures incurred in connection with the merger of the Company and GlobalNet International LLC in August 2003 and the purchase of telecommunications equipment.

Net cash provided by financing activities was $1,295,000 and $786,000 for the nine months ended September 30, 2004 and 2003, respectively. The net cash used in financing activities for the nine months ended September 30, 2004 consisted of proceeds from a notes payable of $2,600,000 less payments on notes payable and capital lease, while the net cash used in financing activities for the nine months ended September 30, 2003 consisted of payments on notes payable and capital lease of $4,324,000 and proceeds from parent loans of $3,500,000 and notes payable of $1,610,000.

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

As a result of the above, the Company reorganized its management and accounting personnel to address these issues. In connection with the reorganization, the Company is developing procedures, forms, checklists and reporting packages to address these deficiencies, and management believes progress had been made to improve the Company's system of internal controls. However, despite our efforts there continue to exist material weaknesses in our internal controls. We believe additional progress in strengthening our internal controls will continue through the second quarter of 2005.

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

Advanced Tel, Inc. - In January 2003, Advanced Tel, Inc. filed a complaint against GlobalNet Corporation, f/k/a iDial Networks, Inc., and its wholly owned subsidiary IDNW, Inc. in the Superior Court of California, County of Orange. The complaint seeks to recover $125,656 of past due unpaid telecom charges provided to IDNW, Inc. On March 18, 2004, GlobalNet and Advanced Tel reached a settlement agreement, whereby Advanced Tel agreed to dismiss its complaint against GlobalNet with prejudice in exchange for $45,000, which was paid on March 23, 2004.

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

                      Amendment to Series A Preferred Stock

GEF agreed to retire its remaining preferred stock and its dividends worth approximately $13,850,000 and surrender for cancellation approximately 3.5 billion shares of GEF's common stock in order to reduce the dilution to the public shareholders that would result from other debtors' conversions. GEF had previously agreed to surrender the common stock up to 2.5 billion shares as part of other debtors' conversions. Under this agreement, GEF would retain control of the Company with ownership of approximately 56% of the outstanding common stock. The Company anticipates that the remaining discount of approximately $13,000,000 related to the preferred stock's conversion feature will be offset directly to the balance sheet. The remaining balance of approximately $13,850,000 of the preferred stock and $17,500,000 of common stock will require a purchase price adjustment against goodwill originally booked in August 2003.

Repurchase of Securities

We did not repurchase any of our common stock during the third quarter of 2004.

ITEM 3. Defaults Upon Senior Securities

We have not paid any dividends on the Series A Preferred Stock since issuing it in December 2003 to Growth Enterprise Fund, S.A. On March 2, 2004, GEF waived any and all defaults by GlobalNet and its subsidiaries under the terms of the Preferred Stock, without penalty, and agreed that unpaid Preferred Stock dividends accrued to such date will be added to the face amount of the Preferred Stock. GEF subsequently agreed to convert all unpaid Preferred Stock dividends through June 30, 2004, to shares of our common stock at modified conversion rate of $.0016 contemplated in the amendment to the certificate of designation for the Preferred Stock that was filed on April 30, 2004. In connection with our accounting policy, the Company recorded a discount of $15,990,000, which will be amortized monthly as redemptions occur. This discount for the in the money feature will create a significant expense, $2,096,570 during the three months ended June 30, 2004, to the Company's statement of operations during the discount period, which extends through December 2010. In June and July 2004, we issued 1,171,875,000 shares of common stock to Growth Enterprise Fund, S.A. as payment of accrued dividends and interest of the preferred stock. On October 21, 2004, the Company and GEF reached an agreement that would change the existing ownership by GEF. As part of the agreement, GEF agreed to retire its remaining preferred stock and its dividends worth approximately $13,850,000 and surrender for cancellation approximately 3.5 billion shares of GEF's common stock as a provision for the Company's current convertible debenture holders to invest additional funds into the Company. GEF had previously agreed to surrender the common stock up to 2.5 billion shares as part of other debtors' conversions. Under this agreement, GEF would retain control of the Company with ownership of approximately 56% of the outstanding common stock. Because of the complexities of the transaction, the Company is currently reviewing the accounting required, which will be recorded during the 4th Quarter. The Company does anticipate a significant impact on the 4th Quarter financials because of the transaction.

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

On May 11, 2004, Cisco sent out a written notice of default. At that time we had an outstanding balance of $1,850,000 due to Cisco Corporation. Cisco is secured with assets under a lease agreement of the subsidiary GlobalNet, Inc. If we fail to pay our liabilities due to Cisco, Cisco may enforce all available remedies and seize assets to satisfy any amounts owed. On October 5, the Company reached a contractual settlement with Cisco Systems Capital Corporation, from whom the Company's principal operating subsidiary, GlobalNet International LLC, had leased the majority of the telecommunications equipment used in its wholesale telephony business. In exchange for a $750,000 cash payment by the Company to Cisco, all leasehold obligations owed by LLC to Cisco will be satisfied and the Company will take title to the leased equipment.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Events

(a) Other Events

None

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

Dated November 22, 2004

                                                         GLOBALNET CORPORATION





By /s/ MARK T. WOOD
       ------------
       Mark T. Wood
       Chief Executive Officer and President
       (principal executive officer)

By /s/ THOMAS G. SEIFERT
       -----------------
       Thomas G. Seifert
       Chief Financial Officer
       (principal financial and accounting officer)