Form 10KSB/A
period 2003-12-31
GLOBALNET CORP
filed 2007-10-01
CIK 810932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GlobalNet Corporation
(formerly iDial Networks, Inc.)
(Name of small business issuer in its charter)

Nevada	000-24962	75-2863583
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)

2616 South Loop West, Suite 670
Houston, Texas 77054
(Address of principal executive offices)

Issuer's telephone number:
(832) 778-9591

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.005 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Issuer's revenues for the years ending December 31, 2004 and 2003 were $81,000 and $3,302,000, respectively.

As of July 26, 2007, the number of shares outstanding of the Issuer's Common Stock was 12,306,776,155.

As of July 26, 2007 the aggregate number of shares held by non-affiliates was approximately 10,700,000,000.

As of July 26, 2007 the aggregate market value of the Issuer's common stock held by non-affiliates was $1,070,000, based on the average bid and asked price of $.0001 per share as of July 24, 2007.

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A-1 has been filed by us to amend the Annual Report on Form 10-KSB for the year ended December 31, 2003, and to originally file the Annual Report on Form 10-KSB for the year ended December 31, 2004. This filing also contains amended Quarterly Reports for 2003 and 2004, attached as “NOTE (17) Quarterly Information.” All filings contained herein include material changes to previous filings.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB and the documents incorporated by reference contain forward-looking statements based on current expectations, estimates and projections about the Company’s (defined below) industry and management's beliefs and assumptions. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed in the section captioned "Risk Factors," as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause the actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this annual report could have an adverse effect on the business, results of operations and financial position of the Company. Any forward-looking statements in this annual report are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by these forward-looking statements, possibly materially. The Company disclaims any responsibility to update any forward-looking statements, even if new information becomes available or other events occur in the future after the filing of this annual report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business History

The Company was organized in May 1997, as WoodComm LLC, a Nevada limited liability company. In April 1999, WoodComm LLC was reorganized from a limited liability company to a Nevada corporation, WoodComm International, Inc. (“WCI”). In December 1999, Desert Springs Acquisition Corporation (“Desert Springs;” a Colorado corporation) acquired all of the issued and outstanding common shares of WCI in exchange for 30,903,000 shares of common stock of Desert Springs. For financial reporting purposes, the business combination was accounted for as an additional capitalization of the Company (a “reverse” acquisition with WCI as the acquirer). WCI was considered the surviving entity. The historical financial statements prior to the merger are those of WCI. Desert Springs’ only assets and liabilities consisted of a liability for $80,346. The liability was not assumed in the merger.

In January 2000, Desert Springs moved its state of incorporation to Nevada by merger of the Colorado corporation with and into iDial Networks, Inc. (“iDial;” a Nevada corporation).

In prior years, the Company made several acquisitions. In August 2000, the Company acquired 100% of the stock of Whoofnet.com, Inc. (“Whoofnet). In November 2001, the operations of Whoofnet were discontinued.

In November 2000, the Company acquired 2Sendit.com, Inc. (“2Sendit”), which provided a marketing service by advertising products and services through a variety of media with a primary focus on the use of fax mail, direct mail and email. In addition, 2Sendit provided ancillary services, which included the sales of mailing lists, and consultation services. In the third quarter of 2002 the Company decided to discontinue the operations of 2Sendit.

In April 2002 the Company incorporated a new wholly owned subsidiary, Dibz, Inc. (“Dibz”). Dibz produced and marketed the "Dibz card" which was a prepaid "stored value" card that could be used to purchase online digital content and to make discount phone calls. The Company discontinued Dibz in 2002.

In December 2003, iDial changed its name to GlobalNet Corporation, following iDial’s acquisition of GlobalNet, Inc. (“GNI”) and GNI’s wholly-owned limited liability company, GlobalNet International, L.L.C. (“International”) (GNI and International are collectively referred to as “GlobalNet International”). See “GlobalNet International Acquisition and Subsequent Bankruptcy,” below, and “NOTE (4) GlobalNet International Business Acquisition and GBLK Acquisition” for further information related to the acquisition of GlobalNet International.

The consolidated financial statements include the accounts of GlobalNet Corporation (the parent corporation, referred to herein as “GlobalNet/iDial”) and its wholly owned subsidiary, Carrier Services Corp, Inc. (“Carrier”), (collectively the "Company"). See “Information Related to Development of Carrier,” below, for information related to Carrier. As discussed below, the Company accounts for GlobalNet International on the equity method.

The Company provides internet-based services including voice telecommunication to customers around the world. During 2003, the Company operated select communication services, including phone cards and internet enabled telephony. During 2004, the phone card business was largely replaced by carrier-to-carrier wholesale termination services conducted through Carrier.

Our principal executive offices are located at 2616 South Loop West, Suite 670, Houston, Texas 77054, and our telephone number is (832) 778-9591. As used in this annual report, the terms "we," "us", "our", and the "Company" refer to GlobalNet Corporation and its subsidiaries.

GlobalNet International Acquisition and Subsequent Bankruptcy

On May 20, 2003, Growth Enterprise Fund, S.A. ("GEF") entered into a Stock Purchase Agreement with The Titan Corporation (“Titan”) to acquire 100% of the common stock of GNI, whose sole asset was 100% of the single member Delaware limited liability company, International. Subsequently, on August 21, 2003, GlobalNet/iDial entered into an Assignment and Assumption Agreement with GEF and Titan, whereby GEF transferred to GlobalNet/iDial all its rights and obligations under the Stock Purchase Agreement in exchange for 60% of GlobalNet/iDial's outstanding common stock (after taking into consideration the potential dilution from certain convertible debentures), 100,000 shares of Series A Preferred Stock, and certain other consideration.

In connection with the acquisition of GlobalNet International in August 2003, as discussed above, certain officers exercised conversions of compensation payable into shares of common stock. Such conversions took place subsequent to the signing of a letter of intent in connection with the acquisition, but prior to the public announcement of the acquisition. The conversions allowed these insiders to gain control of greater than 50% of the Company’s common stock, as required by the letter of intent.

Also effective in August 2003, the Company engaged in certain transactions which yielded favorable conversion prices. These transactions were executed in October 2003.

In late fourth quarter of 2003, GlobalNet/iDial substantially eliminated most of its independent operations, in order to concentrate on the business of GlobalNet International.

In June 2004, International was unable to meet all of its obligations, and filed for protection under Chapter 11 of the United States Bankruptcy Code. GlobalNet/iDial and Carrier did not file for bankruptcy protection.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company was deemed to have lost control of International as a result of the bankruptcy filing. Accordingly, GlobalNet International has been deconsolidated for all presented periods and accounted for on the equity method of accounting. See “NOTE (16) GlobalNet International Financial Statements and Disclosures,” and “NOTE (17) Quarterly Information” for further information relating to the separate financial statements of GlobalNet International during the presented periods.

In June 2005, International was dismissed from bankruptcy protection, with its remaining assets substantially remitted to its secured creditor. Concurrently with the dismissal from bankruptcy protection, International ceased operations.

Information Related to Development of Carrier

In May 2004, GlobalNet/iDial reinstated the charter of its wholly owned subsidiary, Carrier, which had previously been a dormant subsidiary. Effective May 1, 2004, International and Carrier signed a switch partition contract, together with a services pricing addendum which was not adhered to and International was compensated for all services by the payment of 99% of Carrier’s revenue to International. The net effect of the transactions was to leave Carrier with 1% of the revenue, net of any credit risk borne by Carrier.

Beginning in late second quarter of 2004, and continuing throughout International’s bankruptcy, International employees began “re-contracting” International customers to new contracts signed with Carrier. By the time that International’s bankruptcy was dismissed in June 2005, virtually all customers of International had been re-contracted to Carrier, with the exception of three large customers who relied on a different telephony switching platform. This switching platform was dependent upon assets with a first priority lien held by a large creditor, who required the assets to be sold upon International’s bankruptcy dismissal. Vendors were also re-contracted from International to Carrier. Generally, as customers and vendors were re-contracted to Carrier, those customers and vendors ceased doing business with International.

Carrier had limited employees in 2004, and at times, no employees. Carrier had no telephony assets. Material functions were performed by International employees, including: selling, buying, switching, customer support, billing and administration. As discussed above, International was reimbursed for these expenses through the transfer of 99% of Carrier’s revenue to International. The net 1% of revenue inuring to Carrier is treated as a commission from May 2004 to June 2005. Subsequent to International’s cessation of operations in June 2005, and the transfer of certain remaining customers, vendors, and employees to Carrier at that date, Carrier will be deemed to be fully servicing of all of its revenues and operations. Accordingly, beginning in June 2005, all revenues and operations will be shown as attributable to Carrier’s independent operations, and not as “commission” bearing operations.

In certain cases, expenses and payments associated with International, Carrier and GlobalNet/iDial were commingled. Monies were transferred amongst International, Carrier and GlobalNet/iDial on an “as needed” basis.

As a result of International’s dismissal from bankruptcy protection in June 2005, certain significant pre-petition and post-petition liabilities remain intact. The Company and Carrier could, under certain limited circumstances, be subject to claims of diminution of estate or successor liability. While the Company has not received any formal notice from current significant International creditors advancing claims against the Company or Carrier, and believes that any such litigation is unlikely, such litigation could have a material adverse effect upon the Company.

Continuing Losses

The Company has experienced net operating losses for the twelve months ended both December 31, 2004 and 2003. Additionally, the Company has experienced significant operating losses since its inception. Significant losses have continued into the third quarter of 2007, and the Company’s debt load has continued to increase (however, see below for information relating to an asset transfer and accompanying debt reduction in late 2006 and early 2007). Management continues efforts to reduce the Company’s cash consumption, and to negotiate settlements with creditors, as it deems appropriate in individual circumstances.

In June 2005, International ceased operations. Since that time, the Company has attempted to rebuild around the wholesale revenue business of Carrier, and to attempt to diversify into additional retail Voice over Internet Protocol (“VoIP”) products. However, this effort has thus far been largely unsuccessful, and there is no assurance that these efforts will be ultimately sufficient for survival.

The Company is in default on its notes payable, allowing for foreclosure by the lenders with little advance notice. Most of the notes payable also have convertibility features that significantly impede the ability of the Company to raise equity capital.

Throughout 2006 and into 2007, the Company has been dependent upon monthly funding from its existing debt holders. Funding decisions have typically not extended beyond thirty days at any given time, and the Company does not currently have a defined longer-term funding source. In the absence of continued monthly funding by its current debt holders, the Company would have insufficient funds to continue operations. There is no assurance that additional funding from the current debt holders will be available, or available on terms and conditions acceptable to the Company.

Significant adjustments to the Company’s capital structure, materially unfavorable to existing shareholders, will likely result from this precarious funding structure. Additionally, funding delays and uncertainties have seriously damaged important vendor relationships, further materially reducing revenue levels and impeding development of new products.

Should the Company be unsuccessful it its efforts to diversify its revenue stream, reduce cash consumption, negotiate favorable settlements and secure additional funding, the Company would be materially and adversely affected.

Restatement of Previously Issued Financial Statements and Correction of Errors

The Company’s previously filed Annual Reports on Form 10-KSB for the years ended December 31, 2004 and 2003, and the Quarterly Reports on Form 10-QSB for the first three quarters of both 2003 and 2004 have been materially affected by the following adjustments:

Accounting for Derivatives

Embedded Derivatives in Notes Payable and Certain Warrants

Beginning in February 2003, the Company entered into a series of convertible notes with investors (the “Investors Notes”). The Investors Notes typically contained a market interest rate, a conversion option into Company shares, registration rights, and separate warrants to purchase Company shares. The conversion options ranged from a 40% discount to a 20-day trailing stock trading calculation in the early stages of the relationship, to an 85% discount in early 2007. The Company also issued: a convertible note prior to 2003 to the then-Chief Executive Officer (the “Wood Note”); a convertible commission note (the “Commission Note”) in 2003; and, a software company acquisition convertible note (the “GBLK Note”) in 2003 (collectively, the “Other Notes”).

In its original filings, the Company evaluated the Investors and Other Notes against the standards set forth in Emerging Issues Task Force (“EITF”) Issue No. 98-5:“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27:“Application of Issue No. 98-5 to Certain Convertible Instruments.” Subsequent to its original filings, the Company concluded that SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” should be evaluated for applicability.

After further evaluation, the Company concluded that:

-
exceptions under EITF Issue No. 00-19, paragraphs 12 to 32, could not be met with respect to the Investors Notes (and more broadly, certain embedded derivatives in its Series A Preferred Stock and the Other Notes), and accordingly, that the embedded derivatives qualified for liability accounting;

-
GAAP generally does not permit the use of “blockage” factors in fair value measurement. Accordingly, although the number of common shares into which the notes `payable may be converted is substantial relative to authorized and outstanding shares, no adjustment for such blockage factors is contained in the accompanying financial statements;

-
Derivatives Implementation Group (“DIG”) Issue A14: “Definition of a Derivative: Derivative Treatment of Stock Purchase Warrants Issued by a Company for Its Own Shares of Stock, Where the Subsequent Sale or Transfer Is Restricted” is not applicable to embedded conversion features because the restriction with respect to the transfer commences when the host instrument is issued, not when the conversion feature is exercised. However, while DIG A14 is not applicable to the embedded derivatives, DIG A14 is applicable to the warrants associated with the Investors Notes.

As originally issued, the Company recorded the Other Notes as having been converted to common stock in August 2003 pursuant to a binding verbal commitment to do so. After further legal consultation, the Company concluded that the Other Notes could not meet a strict legal standard of having been legally extinguished at August 2003, and hence could not meet the criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement

125.” Accordingly, the Company concluded that the embedded derivatives in the Other Notes should continue to be recorded as derivatives until legal conversion in April 2004.

Embedded Derivatives in Mandatorily Redeemable Preferred Stock

The Company issued certain mandatorily redeemable preferred stock in conjunction with the GlobalNet International acquisition. At original issuance, the preferred stock contained a conversion option only upon default. In December 2003, with default imminent, the Company amended the preferred stock to provide for conversion at the holder’s option. This step was taken to avoid the same tangible result occurring as a function of a default claim, i.e. free convertibility was a foregone conclusion in any event, and the damage associated with default could be avoided.

The Company has concluded that the conversion option “upon default” was a derivative upon issuance, although the valuation thereof would be affected by the probability of the default ever occurring. The change to free convertibility in December 2003 removes the probability assessment related to a default, and was evaluated as a derivative liability and deemed extinguishment of debt. In March 2004, the Company agreed to a downward adjustment to the conversion price, significantly affecting the calculation of the derivative liability and resulting in another deemed extinguishment of debt.

The conclusions related to embedded derivatives in notes payable, above, were also applied to the embedded derivatives in preferred stock.

Material Modifications of Debt

The Company’s debt financing has taken the form of a series of new notes and tranches associated therewith. In certain of the notes and tranches, the terms and conditions of preexisting notes were materially modified. These modifications principally included changes to conversion discount factors, interest rates and maturity dates.

EITF Issue No. 96-19: “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” provides authoritative guidance on material modifications of debt. The Company failed to apply EITF No. 96-19 to such modifications in its original filings, and as part of its restatement, the Company has now applied EITF No. 96-19 to the modifications and has considered the change in the value of the conversion options as part of the change in the value of the conversion options as part of the change in cash flow in applying the ten percent test, requiring multiple recordations of debt extinguishment effects.

The guidance in EITF 96-19 has also been applied to the Other Notes and preferred stock, as discussed above.

“Reverse versus Straight” Merger

In August 2003, the Company acquired GlobalNet International, and accounted for the business combination as a “reverse merger.” In subsequently reviewing SFAS No. 141 “Business Combinations,” paragraph 17 (a-e), the Company noted that the accounting acquirer was the Company and not GlobalNet International since all the shares of GlobalNet International were acquired by the Company and a change of control occurred. Additionally, the stockholders receiving a majority of post-merger stock were not stockholders of either GlobalNet International or the Company. Accordingly, the acquisition of GlobalNet International should have been accounted for as a “straight” merger, as opposed to the original “reverse merger” treatment.

Business Combination Accounting- Intangibles

In the original reverse merger, the intangibles that were recorded as a result of the business combination did not include specifically identifiable intangibles such as contract or customer lists valuations. In restating the financial statements to a “straight” merger basis, the Company has valued the intangibles of GlobalNet International according to the guidance in EITF Issue No. 02-17: “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.”

Goodwill and Separately Identified Acquired Intangible Assets Impairment

As originally issued, the Company evaluated possible impairment of goodwill under SFAS No. 142 using the “enterprise” method. This method uses the Company’s stock price as the primary driver of the calculation.

In further reviewing this methodology, the Company reviewed internally generated cash flow projections that were generally contemporaneous with yearend 2003. These contemporaneous internally generated cash flow projections clearly demonstrated that goodwill and separately identified acquired intangible assets were unlikely to be recovered. Additionally, the Company reviewed the “enterprise” method in light of the significant restatements detailed in this footnote to the accompanying consolidated financial statements, and concluded that the errors and adjustments to the originally issued financial statements could have affected the valuation of the common stock used in the “enterprise” method. As a result of these analyses, the Company concluded that utilization of contemporaneous cash flow projections for impairment testing would result in a preferable financial statement result. This evaluation resulted in the full impairment of all goodwill and separately identified acquired intangible assets at December 31, 2003, with a corresponding associated write-off of investment in GlobalNet International on the books of GlobalNet/iDial.

Deconsolidation of International

International filed for bankruptcy protection on June 30, 2004. Pursuant to the requirements of SFAS No. 94, the Company could not establish that it maintained “control” of its wholly-owned subsidiary post-filing. Accordingly, the accounts of GlobalNet International have been deconsolidated for all presented periods, and the investment account evaluated for realizability at all testing dates.

Other Adjustments

Change to Recording of Shares to Iraq Consultants- The Company entered into contracts with certain International consultants (the “Iraq Consultants”) on December 15, 2003. Pursuant to the contracts, the Iraq Consultants were to receive 300 million common shares, registered on Form S-8. In the original filings, this liability was not recorded at December 31, 2003; rather, the stock valuation was measured at the board of directors’ meeting date (December 8, 2003, prior to contract execution) and expensed during the first quarter of 2004. In this restatement, the contract execution date of December 15, 2003 is used for valuation, and the liability to issue stock is recorded as a liability at December 31, 2003.

Change to Recording of Other Consultants’ Stock- The Company entered into agreements in May and August 2004 for the issuances of stock to certain International and Company consultants, in the amounts of 80 million and 150 million common shares, respectively. In the original quarterly filings, no expense or liability was recorded on these contractual requirements.

The table below shows the originally filed results of operations for the year ended December 31, 2003, and the adjustments contained herein, to arrive at the restated results of operations:

		(in 000's)
		Data
		Commun-	Network	Selling	G&A	Bad Debt	Depreciation
	Revenues	ications	Operations	Expenses	Expenses	Expense	Amortization

As originally presented, Year ended Dec.31, 2003	$102,214	$96,276	$4,009	$815	$2,833	$71	$1,922

Remove:
Deconsolidate GlobalNet International (a)	(101,669)	(95,928)	(3,972)	(515)	(2,634)	-	(1,521)
Carrier Services sales and costs of sales	-	-	-	-	-	-	-
Reverse merger stepped up amortization	-	-	-	-	-	-	(260)
Beneficial conversion feature interest	-	-	-	-	-	-	-

Add:
Parent stub period, removed, reverse merger	4,162	3,810	15	237	1,589	9	178
Accretion of interest on bifurcated instruments	-	-	-	-	-	-	-
Derivatives expense/(income)	-	-	-	-	-	-	-
(Gain)/loss on extinguishments of debt	-	-	-	-	-	-	-
(Gain)/loss on conversions of debt	-	-	-	-	-	-	-
Loss on equity investee	-	-	-	-	-	-	-
Write-offs of property, plant & equipment	-	-	-	-	-	-	-
Write-offs of intangibles	-	-	-	-	-	-	-
Reclassify agent commissions against revenues	(1,422)	(1,047)	-	(375)	-	-	-
Miscellaneous corrections and reclassifications	17	208	337	43	(485)	11	32

As restated, Year ended Dec. 31, 2003	$3,302	$3,319	$389	$205	$1,303	$91	$351

		(in 000's)
			Loss on	Loss on	Loss on
	Interest	Derivative	Extinguishment	Conversion	Equity		Net (Loss)
Continued	Expense	Expense	of Debt	of Debt	Investee	Other	Income

As originally presented, Year ended Dec.31, 2003 (a)	$3,750	$-	$-	$-	$-	$-	$(7,462)

Remove:
Deconsolidate GlobalNet International (a)	$(1,205)	$-	$-	$-	$-	$(5)	$4,111
Carrier Services sales and costs of sales	-	-	-	-	-	-	-
Reverse merger stepped up amortization	-	-	-	-	-	-	260
Beneficial conversion feature interest	(2,310)	-	-	-	-	-	2,310

Add:
Parent stub period, removed, reverse merger	182	-	-	-	-	76	(1,934)
Accretion of interest on bifurcated instruments	154	-	-	-	-	-	(154)
Derivatives expense/(income)	-	480,877	-	-	-	-	(480,877)
(Gain)/loss on extinguishments of debt	-	-	64,676	-	-	-	(64,676)
(Gain)/loss on conversions of debt	-	-	-	846	-	-	(846)
Loss on equity investee	-	-	-	-	49,414	-	(49,414)
Write-offs of property, plant & equipment	-	-	-	-	-	149	(149)
Write-offs of intangibles	-	-	-	-	-	43	(43)
Reclassify agent commissions against revenues	-	-	-	-	-	-	-
Miscellaneous corrections and reclassifications	136	-	-	-	-	(19)	(246)

As restated, Year ended Dec. 31, 2003	$707	$480,877	$64,676	$846	$49,414	$244	$(599,120)

(a)	includes corrections to initial recording of expenses between the Company and GlobalNet International.

Subsequent Events

Material events have occurred subsequent to the latest date contained in the accompanying consolidated financial statements. The following subsequent event information is presented for the period from January 1, 2005 to August 31, 2007.

Financing Related

Investors Note 2

In April 2005, the Company agreed with respect to Investors Note 2: (a) to modify the conversion prices to be equal to the lower of (i) $0.0036 or (ii) 25% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date; (b) change the warrant exercise price to $.0036; and, (c) extend the terms of the warrants to April 29, 2010.

In December 2005, the Company agreed to change the variable conversion price on all outstanding Investor Notes (including Investors Note 2) to equal to 20% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

In November 2006, the Company agreed to change the variable conversion price on all outstanding Investor Notes (including Investors Note 2) to equal to the lower of (i) $0.06 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

Subsequent to December 31, 2004, all except approximately $22,000 of Investors Note 2 principal was converted into Company common stock.

Investors Note 3

In April 2005, the Company agreed with respect to Investors Note 3: (a) to modify the conversion prices to be equal to the lower of (i) $0.0036 or (ii) 25% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date; (b) change the warrant exercise price to $.0036; and, (c) extend the terms of the warrants to April 29, 2010.

In December 2005, the Company agreed to change the variable conversion price on all outstanding Investor Notes (including Investors Note 3) to equal to 20% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

In November 2006, the Company agreed to change the variable conversion price on all outstanding Investor Notes (including Investors Note 3) to equal to the lower of (i) $0.06 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

Interest Conversion

In October 2005, the Company agreed to convert $523,000 of accrued interest on Investors Note 1, Investors Note 2 and Investors Note 3 into a new, non-interest bearing note.

Investors Note 4

In April 2005, the Company agreed with respect to Investors Note 4: (a) to modify the conversion prices to be equal to the lower of (i) $0.0036 or (ii) 25% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date; (b) change the warrant exercise price to $.0036; and, (c) extend the terms of the warrants to April 29, 2010.

In December 2005, the Company agreed to change the variable conversion price on all outstanding Investor Notes (including Investors Note 4) to equal to 20% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

In November 2006, the Company agreed to change the variable conversion price on all outstanding Investor Notes (including Investors Note 4) to equal to the lower of (i) $0.06 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

Investors Note 5

In April 2005, the Company executed a callable convertible note agreement for a principal amount of $1,250,000 (“Investors Note 5”). Net proceeds of $1,185,000 (net of lender fees of $65,000) were received in three tranches in April and May, 2005. As originally structured, Investors Note 5 bore interest at 12%, matured two years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.0036 or (ii) 25% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 462,962,963 warrants to purchase common stock at a price of $.0036 per share, for a five year period. The holders contractually agreed to restrict their ability to convert Investors Note 5 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

Investors Note 6

In June 2005, the Company executed a callable convertible note agreement for a principal amount of $1,750,000 (“Investors Note 6”). Net proceeds of $1,680,000 (net of lender fees of $70,000) were received in three tranches in June, September and October, 2005. As originally structured, Investors Note 6 bore interest at 12%, matured two years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.0036 or (ii) 25% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 1,070,000 warrants to purchase common stock at a price of $.0009 per share, for a five year period. The holders contractually agreed to restrict their ability to convert Investors Note 6 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

Investors Note 7

In December 2005, the Company executed a callable convertible note agreement for a principal amount of $1,500,000 (“Investors Note 7”). Net proceeds of $1,495,000 (net of lender fees of $5,000) were received in five monthly tranches from December 2005 to April 2006. As originally structured, Investors Note 7 bore interest at 12%, matured two years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.0036 or (ii) 20% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 1,500,000 warrants to purchase common stock at a price of $.0009 per share, for a five year period. The holders contractually agreed to restrict their ability to convert Investors Note 7 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

Investors Note 8

On May 25, 2006 the Company executed a callable convertible note agreement for a principal amount of $1,200,000 (“Investors Note 8”). Net proceeds of $1,155,000 (net of lender fees of $45,000) were received in five monthly tranches from May 2006 to October 2006. As originally structured, Investors Note 8 bore interest at 6%, matured three years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 20% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 100,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 8 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

Investors Note 9

In November 2006, the Company executed a callable convertible note agreement for a principal amount of $160,000 (“Investors Note 9”). As originally structured, Investors Note 9 bore interest at 10%, matured three years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.06 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 9 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

Investors Note 10

In December 2006, the Company executed a callable convertible note agreement for a principal amount of $160,000 (“Investors Note 10”). Investors Note 10 bears interest at 10%, matures three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 10 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

Investors Note 11

In January 2007, the Company executed a callable convertible note agreement for a principal amount of $250,000 (“Investors Note 11”). Investors Note 11 bears interest at 10%, matures three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of

$.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 11 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

Investors Note 12

In February 2007, the Company executed a callable convertible note agreement for a principal amount of $200,000 (“Investors Note 12”). Investors Note 12 bears interest at 10%, matures three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 12 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

Investors Note 13

In March 2007, the Company executed a callable convertible note agreement for a principal amount of $180,000 (“Investors Note 13”). Investors Note 13 bears interest at 10%, matures three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 13 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

Investors Note 14

In April 2007, the Company executed a callable convertible note agreement for a principal amount of $160,000 (“Investors Note 14”). Investors Note 14 bears interest at 10%, matures three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 14 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

Investors Note 15

In May 2007, the Company executed a callable convertible note agreement for a principal amount of $150,000 (“Investors Note 15”). Investors Note 15 bears interest at 10%, matures three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 15 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

Investors Note 16

In June 2007, the Company executed a callable convertible note agreement for a principal amount of $150,000 (“Investors Note 16”). Investors Note 16 bears interest at 10%, matures three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 16 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

Investors Note 17

On August 6, 2007 the Company executed a callable convertible note agreement for a principal amount of $120,000 (“Investors Note 17”). Investors Note 17 bears interest at 10%, matures three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 17 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.9% of the Company's then issued and outstanding shares of common stock.

Conversions of Investors Notes

Substantial amounts of Investors Notes in existence at December 31, 2004 have been converted into Company common shares subsequent to that date. Subsequent to December 31, 2004, an aggregate of approximately $672,000 of Investors Notes principal have been converted into approximately 7.4 billion shares of Company common stock.

As discussed above, the accounting for the Investors Notes are materially affected by rules regarding accounting for derivatives. In addition, the Investors Notes are materially affected by modifications to the terms and conditions thereof in conjunction with new financing arrangements. These modifications, which on multiple occasions resulted in deemed extinguishments of debt, will be evaluated under EITF No. 96-19.

The effect of accounting for embedded derivatives and deemed extinguishments of debt has not yet been evaluated for events subsequent to December 31, 2004.

See “Disposition of Indebtedness, Sale of Assets, and Future Service Obligations,” below, for information related to the transfer of $3 million of debt, pursuant to an agreement signed in early January 2007.

International Bankruptcy Related; Further Development of Carrier Services

In the second quarter of 2005, a large post-petition creditor (Qwest Communications Corporation; “Qwest”) filed a motion with the Bankruptcy Court to: convert International’s filing to a Chapter 7 liquidation; appoint a trustee; and, have the trustee investigate certain alleged intercompany relationships with a view to seeking recovery of sums to the bankruptcy estate. On June 17, 2005, the U.S. Trustee filed a motion with the Bankruptcy Court, requesting either conversion to Chapter 7 liquidation and the appointment of a trustee, or alternatively, dismissing the case from bankruptcy protection.

On June 20, 2005 International’s largest secured creditor (MCI Worldcom Network Services, Inc.; “MCI”) filed a motion with the Bankruptcy Court opposing the Qwest motion, and requested that the case be dismissed from bankruptcy protection. On June 21, 2005, International filed a motion with the Bankruptcy Court, consenting to MCI’s motion to dismiss the case.

In conjunction with the dismissal, International agreed to transfer virtually all remaining assets (consisting of certain telephony switch assets and receivables) to MCI. The telephony assets and receivables were valued at approximately $130,000 and $50,000, respectively. The Company subsequently sold the telephony equipment, remitted $180,000 to MCI, and forfeited a $250,000 deposit, in exchange for a release and settlement agreement executed on September 14, 2005.

On June 23, 2005, International, the Company, and Qwest agreed to settlements of International’s post-petition liabilities and a separate claim against the Company dating prior to 2003. The Company funded payments to Qwest of $500,000 related to the International post-petition claims and $75,000 related to the claim against the Company. The payments related to the International claims will be reflected in 2005 as a loss on equity investment, and the claim against the Company will be reflected in 2005 as a settlement loss.

On June 10, 2005, International ceased operations. Upon International’s dismissal from bankruptcy and cessation of operations, virtually all International employees were transferred to Carrier. International’s remaining switch site lease was re-leased to Carrier. To the extent possible, remaining customers and vendors were transferred to Carrier. Carrier’s losses were greatly increased with the absorption of all of the costs previously borne by International. Additionally, due to the forced sale by MCI of certain specific technology telephony assets, certain large customers could not be transferred and serviced.

As a result of the dismissal, all pre-petition and post-petition liabilities remained intact, unless earlier settled through direct negotiations. The Company accounted for the investment in International on the equity method as is reflected in the restated financial statements until June 2005 at which time the investment was written off.

Other Contingencies

During late 2006 and early 2007, the Company received demand letters and other notices alleging unpaid amounts relating to infrastructure abandonment and unpaid traffic invoices totaling approximately $1.3 million. During 2007, the Company settled these demands for promises to pay totaling $700,000, to be discharged primarily by monthly payments.

Related Party

Settlement of Certain Disputes with Officers

On December 29, 2005, the Company and Mark Wood ("Wood"), the Company's then Chief Executive Officer, entered into a Settlement Agreement and Release (the "Wood Agreement"). Pursuant to the Wood Agreement, the Company and Wood each agreed that the payment of $96,500 (the "Wood Payment") made in April 2005 represented full satisfaction of all claims by Wood against the Company including a loan owed by the Company to Wood in the amount of $17,924, loan interest in the amount of $14,500, deferred compensation in the amount of $140,000 and expenses paid by Wood on behalf of the Company in the amount of $25,000 (collectively, the "Wood Claims"). Further, Wood remitted $18,067 to the Company to cover state and federal withholding taxes. The Company and Wood mutually released one another from any actions or claims related to the Wood Claims and the Wood Payment.

On December 30, 2005, the Company and Thomas Seifert ("Seifert"), the former chief financial officer of the Company, entered into a Settlement Agreement and Release (the "Seifert Agreement"). Pursuant to the Seifert Agreement, the Company and Seifert each agreed that the payment of $64,500 (the "Seifert Payment") made in April 2005 represented full satisfaction of all claims by Seifert against the Company including a loan owed by the Company to Seifert in the amount of $10,000, deferred compensation in the amount of $16,667, a bonus in the amount of $45,000 and salary due to Seifert in the amount of $60,000 pursuant to the Employment Agreement entered between Seifert and the Company and such Employment Agreement was terminated except that all health insurance premiums would be paid through January 31, 2006 (collectively, the "Seifert Claims"). Further, Seifert remitted $9,844 to the Company to cover state and federal withholding taxes. The Company and Seifert mutually released one another from any actions or claims related to the Seifert Claims and the Seifert Payment.

The Company and Seifert also agreed that Seifert would serve as a consultant to the Company from October 16, 2005 through January 20, 2006 in consideration of a payment in the amount of $4,875. From January 21, 2006 to April 30, 2006, Seifert agreed to provide the Company with consulting services at an agreed hourly rate plus reimbursement of all expenses. As additional consideration, the Company agreed to pay Seifert $2,500 upon the filing of the 10-KSB for each of the years ended December 31, 2003, December 31, 2004 and December 31, 2005.

Subsequent to the Seifert Agreement, a dispute has arisen between the Company and Seifert related to certain consulting payments Seifert alleges are owed by the Company.

In both the Wood and Seifert settlements, internal control issues and deficiencies were present, primarily related to previously undocumented disbursements that later became elements of the settlements.

Waiver of Vesting Requirements

Beginning in the first quarter of 2005, the vesting requirement for certain restricted stock grants was waived upon employees’ terminations. In the second quarter of 2005, an officer (who was also a director) and a director resigned, and the vesting requirement was similarly waived. In August 2005, another officer resigned, and the vesting requirement was waived. In August 2006, the President and CEO resigned, and the vesting requirements were waived. The Company currently expects to record a $663,000 charge in 2005 to reflect the waiver of vesting requirements.

Disposition of Indebtedness, Sale of Assets, and Future Service Obligations

On January 5, 2007, the Company executed an Asset Purchase Agreement which was effective as of December 29, 2006 (the “Purchase Agreement”) pursuant to which the Company sold certain of its assets relating to its iDialDirect operations to Dibz International, Inc. (“Dibz”) in consideration for Dibz assuming $3,000,000 worth of indebtedness held by New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (the "Investors"). Furthermore, Dibz was entitled to use up to $50,000 worth of excess capacity services per month, on a non-cumulative basis, to be provided by the Company pursuant to an operating agreement entered into contemporaneously with the execution of the Purchase Agreement. Pursuant to the Purchase Agreement, the Company and Dibz acknowledged that Dibz would retain a copy of the assets sold to Dibz. In the event either party made any modifications to this technology, such party would retain the exclusive right to such modifications.

Contemporaneously with the execution of the Asset Purchase Agreement, the Company entered into a three year operating agreement, dated as of January 5, 2007, which was effective as of December 29, 2006 (the “Operating Agreement”) pursuant to which the Company agreed to provide Dibz with various services, including, but not limited to, access to certain excess capacity in the Company’s telecom network and network operations as well as provide Dibz with technical support. In the event that the Company was unable to continue providing its services to Dibz, the Operating Agreement could be terminated by Dibz upon 30 day written notice, provided, however, that the Company would give Dibz, if necessary, the ability to continue using the services for an additional 30 days after the date of termination in order to allow for a transition to another provider. In the event either the Company or Dibz were a party to any bankruptcy or insolvency proceeding, the Operating Agreement would become null and void on the date of such filing with any bankruptcy court or other proceeding.

The current Chief Executive Officer of Dibz, Mark Wood, is a former executive officer of the Company. Wood is also a shareholder of the Company.

Other Related Party Subsequent Events

Consulting Payments to Former Officer and Director- from September 2005 to February 2006, the Company made consulting payments to the Company’s former General Counsel and Director, of $5,000 per month.

Unpaid Wages Settlements- in October 2005, the Company settled unpaid wages claims by the Company’s former President for a lump sum payment of approximately $13,000, including accumulated interest. The Company has also settled a different unpaid wages claim by a former President for monthly payments in 2005 and 2006 aggregating to approximately $13,000, including interest.

Employment Relationship with Former Officer- in January 2007, the Company’s Chief Financial Officer resigned. The Company subsequently employed the former officer in a non-officer capacity to assist in audit and accounting related activities.

Consulting Arrangement with Director- in May 2005, an executive consultant was appointed to the BOD. The consultant’s company received total consulting payments of approximately $284,000 during 2005 and 2006. In addition, the consultant’s company received restricted stock grants totaling 150 million shares, pursuant to a contract signed in August 2004, prior to the consultant’s appointment as a director. In January 2007, the consultant became President of the Company, and the then monthly consulting fee of $5,000 per month was increased to $7,000 per month.

Business Overview

Overview

GlobalNet/iDial develops applications that are delivered to its customers over the internet, providing internet and wireless services. The Internet is an increasingly significant interactive global medium for communication, information and commerce. comScore Networks, an Internet data measuring firm, estimates that the number of Internet users, age 15 and older, grew 10 percent to 747 million people, from January 2006 to January 2007.

The Company had two primary lines of business, providing Internet-based voice telecommunications to customers around the world via retail pre-paid phone cards and the wholesaling of phone minutes over our VoIP network. Revenue attributable to the Internet based voice communications phone card product lines was approximately $56,000 and $ 3.1 million for the years ended December 31, 2004 and December 31, 2003, respectively. Revenue attributable to the wholesaling of phone minutes was approximately $25,000 and $210,000 for years ended December 31, 2004 and December 31, 2003, respectively. As discussed above, GlobalNet/iDial migrated virtually all of its operations and revenues to International, beginning in late third quarter of 2003. During 2004, the Company’s primary revenue was derived from Carrier’s customers, transmitted over International’s network, and treated as commission revenue.

Emergence of Internet Telephony. Internet telephony, the ability to make voice-based telephone calls over the Internet, has emerged as a low cost alternative to traditional long distance telephone services. Internet telephone calls are less expensive than traditional international long distance calls primarily because these calls are routed over the Internet or through data networks. The use of the Internet bypasses a significant portion of international long distance networks and the relevant tariffs. Also, routing calls over the Internet is more cost-effective than routing calls over traditional telephone lines because the packet-switching technology that enables Internet telephony is more efficient than traditional telephone technology. Packet-switching, unlike traditional telephone networks, does not require a fixed amount of bandwidth to be reserved for each call. This allows voice and data calls to be pooled, which means that packet networks can carry more calls with the same amount of bandwidth. This greater efficiency creates cost savings that can be passed on to the consumer in the form of lower long distance rates.

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

Our Telephone Service Products

Calling Cards

Prior to the migration of our operations to International, we sold virtual prepaid cards over the Internet and physical prepaid cards through traditional retail outlets. We consider our Internet Phone Cards "virtual" because we do not issue a physical card. Once sold, the calling card can be used immediately to make international and domestic long distance calls.

Our web system functioned as follows: 1) A potential customer accessed our website; 2) the customer followed the prompt to enter the credit card information to purchase the virtual calling card; 3) we verified the credit card within seconds and the confidential PIN, and displayed a toll free number customer to record; and 4) the virtual calling card could then be used immediately to place a call via the Internet or traditional phones. We then stored the customer information on our database for future reference.

During 2003, our Internet calling cards gave us the flexibility of promptly changing the rates and features to respond to changing consumer demand, rather than having an inventory of physical cards with set features that could not be changed until all were recalled or used. This also allowed us to offer and test several different types of virtual calling cards with varying pricing features, thus providing a greater selection to our customers.

Our website was accessible 24 hours per day, seven days a week, so we were not constrained by the hours that a traditional retail store would be open for business. Our website could also be reached from the customer's home or office. This means the customer was not required to physically travel to another location to make a purchase and receive delivery. Our online purchasing and delivery also allowed us to deliver a broad selection of products to customers worldwide in rural or other locations that do not have convenient access to physical stores.

U.S. Access. Our U.S. Access calling cards provided access to our network from the United States to more than 241 countries and territories. When using the U.S. Access calling card for a call from the United States to another country, the customer used a touch tone telephone to dial a toll free number and entered the PIN and the telephone number the customer sought to reach. Our enhanced services platform determined the calling card was valid and the number of call minutes remaining on it, based on the rate for the country being called. The platform then completed the call and reduced the available credit balance on the calling card at the conclusion of the call.

World Access. When using the World Access calling card for a call from another country to the United States or from country to country outside the United States, the customer initiated the call through the Internet by accessing our website. On our web page, a form was displayed and the customer entered the telephone number where he or she was, the telephone number he or she wanted to call and his or her PIN and then "clicked" on the call button. This information was transmitted over the Internet to our platform. The platform determined the virtual calling card was valid and had a sufficient balance and then routed a call to the customer at the number where he or she was. When the customer answered, the platform completed the call by connecting to the number the customer wanted to call. From our website, these features allowed customers to make calls from anywhere in the world at our international United States long distance rates using the virtual calling card and Internet access to our website and platform.

We integrated the economics of Voice-Over-Internet-Protocol technology, the conversion of voice data into digital data for transmission over the Internet, with the convenience of conventional telephone services to enable Internet initiated telephone services. With this technology, we were able to offer consumers and businesses telephone services at costs approaching the wholesale rates of carriers. Unlike some competitors who offer personal computer to phone services, our web based services were provisioned via the Internet but all calls were made phone to phone. The majority of PC owners do not have microphones and telephony services. The Company delivered high-quality traditional and Voice-Over-Internet-Protocol telephony services to consumers and businesses, with the following benefits:

Low Cost. Telephone calls are a fraction of the cost of traditional long distance service.

High Quality Voice Transmissions. We offered high quality voice transmissions by integrating traditional telephone services and packet-switching technologies.

Ease of Use and Access. Designed for convenience and ease of access from anywhere in the world, an Internet connection and a standard Internet browser such as Netscape or Microsoft Internet Explorer is all that was required. Lacking an Internet connection, the customer could dial a toll free or local access number from any telephone or fax machine in the US to access our network as well.

One-Click Online Calling. Our services enabled users to speak with anyone worldwide with a single click of a button. On-line retailers could use this technology to connect customers to sales representatives when browsing their web sites and increase the likelihood of consummating the on-line sale.

Reliable/Flexible Service. The technologically advanced design allowed for the expansion of the network capacity by the simple addition of switches, and the ability to seamlessly reroute traffic if problems arise.

Ease of Payment and Online Account Access. Our customers were able to make calls by opening a prepaid account using credit cards, wire transfers or checks, and could access their accounts via the Internet to view their call history, account balances, or to increase their prepaid amounts.

Customer Support. We offered real-time customer support in multiple languages, and the integrated billing and call management system provided service representatives with immediate access to customer accounts.

Product Description. We integrated the economics of Voice-Over-Internet-Protocol and Wireless Application Protocol technology with the convenience of conventional telephony to enable web initiated telephone services. With this technology, we were able to offer consumers and businesses telephone services at costs approaching the wholesale rates of carriers.

As discussed above, the Company largely exited the calling card business upon migration of operations to International in late 2003. Revenue streams from non-wholesale carrier services were immaterial, post the migration.

Wholesale Carrier to Carrier Services

In the development of telephony infrastructure supporting the prepaid calling cards, we frequently were able to offer our network structure and favorable termination rates to other carriers. The wholesale carrier to carrier services product line was not substantial in 2003, but became our primary focus in 2004.

As discussed above, after the GlobalNet International acquisition, GlobalNet/iDial’s operations and revenue were shifted to International. The prepaid international calling card and direct consumer relationships were largely abandoned by International.

Prior to International’s entry into bankruptcy protection, GlobalNet/iDial reinstated the charter of Carrier, which had previously been a dormant subsidiary. Effective May 1, 2004, International and Carrier signed a switch partition contract, together with a services pricing addendum. The pricing addendum was not followed, and instead, International was compensated for all services by the transfer by Carrier to International of 99% of Carrier’s revenue. The net effect of the transactions was to leave Carrier with 1% of the revenue, net of any credit risk borne by Carrier.

Beginning in late second quarter of 2004, and continuing throughout International’s bankruptcy, International employees began “re-contracting” International customers to new contracts signed with Carrier. By the time that International’s bankruptcy was dismissed in June 2005, virtually all customers of International had been re-contracted to Carrier, with the exception of three large customers who relied on a different telephony switching platform. This switching platform was dependent upon assets with a first priority lien held by a large creditor, who required the assets to be sold upon International’s bankruptcy dismissal. Vendors were also re-contracted from International to Carrier. Generally, as customers and vendors were re-contracted to Carrier, those customers and vendors ceased doing business with International.

Carrier had limited employees in 2004, and at times, no employees. Carrier had no telephony assets. Material functions were performed by International employees, including: selling, buying, switching, customer support, billing and administration. As discussed above, International was reimbursed for these expenses through the transfer of 99% of Carrier’s revenue to International. Due to the lack of independent revenue servicing operations and related party implications, the net 1% of revenue inuring to Carrier is treated as a commission from May 2004 to June 2005. Subsequent to International’s cessation of operations in June 2005, and the transfer of certain remaining customers, vendors, and employees to Carrier at that date, Carrier will be deemed to be fully servicing of all of its revenues and operations. Accordingly, beginning in June

2005, all revenues and operations will be shown as attributable to Carrier’s independent operations, and not as “commission” bearing operations.

Our International Networks

Our Enhanced Services Platform During 2003. Our enhanced services platform was a specialized telephone switch based on technologies from Cisco, Microsoft and Dialogic (a wholly owned subsidiary of Intel Corp.). It was connected to our website, data base, and to our network of outgoing and incoming telephone lines and Internet lines. It set up all customer account and PIN information when a calling card was purchased and immediately activated the calling card so it could be used at the time of purchase. The platform also accepted and evaluated all calls from calling card holders over the toll free number and over the Internet and confirmed the validity of the calling card and remaining balance. We also programmed into the platform a lowest cost routing matrix, which is simply a program that selected the lowest priced route from our multiple carriers. This means our platform would select the cheapest route to send a call based upon where we had established gateways, which are central locations housing the equipment necessary to send and receive calls internationally. We believe our platform could support approximately 4128 simultaneous calls and process over 60 million minutes of traffic per month. Our platform was expandable to carry more traffic by adding additional telephone lines and equipment. Focusing on the international market, the use of our platform was spread throughout the day as a result of the different world time zones.

Our Internet Gateway Network During 2003. For a portion of 2003, we had international gateways operational in Sri Lanka and Thailand, and domestic gateways in Los Angeles and New York. Prior to the GlobalNet International acquisition, we intended to place Internet gateways in various other countries. Before we placed a gateway in another country, we entered into contractual relationships with local persons or entities to operate them. We typically owned or leased the gateway or had the right to purchase it and the local person or entity was responsible for procuring local Internet provider connection and local telephone lines and complying with local law. Our contracts with the local person or entity were generally for a one-year term and were renewable unless either party declined to renew. We paid the local person or entity a negotiated rate per minute for terminating or originating calls through the gateway.

Our gateways allowed for high quality transmission through the Internet. The historical poor sound quality of voice transmission through the Internet is due to the fact that the Internet was not created for simultaneous voice traffic. Unlike conventional telephone communication lines, in which the entire line is reserved for a call, Internet telephony, the transmission of voice data over the Internet, uses packet-switching technology, which translates and divides voice data into discrete packets of digital data that are transmitted individually over the Internet and then retranslated into voice data at their destination. These packets of data travel through several separate routes in order to reach their destination, which may increase the chances of misrouting, and delays in transmission and reception. The software in our gateways connected the packet switched data transmitted over the Internet to traditional public telephone networks in such a manner that virtually eliminated the delay in transmission normally involved in Internet voice transmission and the resulting pause and echo effect.

Our Internet gateways enabled us to route voice quality calls through our enhanced services platform to and from the country via the public Internet or private intranet networks such as a frame relay network. The cost of these calls was based on the local telephone rates for the country where the gateway was located. They were not based on international or local long distance rates.

Our Leased Lines Network. We also leased international telephone lines to transmit calls. Our lease agreements obligated the carriers to complete the transmission of calls routed by us to them at different rates for different countries and territories.

With these agreements, during 2003 we had access to more than 241 countries and territories. Leased capacity was typically obtained on a per-minute basis or point-to-point basis. Our agreements were typically one-year agreements with 30-day cancellation rights by either party. Rates were based on volume and adjusted approximately every 30 days. Our rates generally declined as volume increased. We were dependent on these carriers to complete the transmission of our calls, and the loss of one or more of them as a source for completion of our calls could have a material adverse affect on us.

Our Third Party Contracts. Our success depended, in part, on our ability to continue to lease long distance telephone capacity from third parties at economic rates to serve the foreign countries we target. It also depended, in part, on our ability to maintain our contractual relationships with local parties completing the transmission of our calls in those countries where we had Internet gateways.

Utilization of International’s Network During 2004. As discussed above, during 2004, our carrier to carrier wholesale business was transmitted over International’s network and infrastructure. In return, we received a one percent residual amount from our customers, but the risk of credit loss was borne by us.

Utilization of International’s network allowed us access on a scale that we could not have duplicated with our limited capital resources. However, our dependence on this one source, especially while International was under bankruptcy protection, created sizable risks.

Growth Strategy

Prior to the migration of operations to International, we planned to develop and offer new products and services. These new products and services could have required modifications and enhancements to our platform. For any modifications or enhancements, we would either contract with the manufacturer to develop new software or we would develop the software, or a combination of both. In the past, we have experienced delays when we have tried to upgrade our platform. If the software could not be developed cost effectively, or if there were significant delays, we may have elected to abandon a potential product or service in favor of one that could be timely developed on a cost effective basis.

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

Our original strategy was to leverage our position in the Internet telephone communications market to make communications services readily available worldwide. Our strategy included the following key elements:

o	Promote our services through direct sales and marketing and, through relationships with resellers and leading Internet hardware, software and content companies.

o	Strengthen and enhance our brand recognition by cooperatively marketing our Internet telephone communications services with leading companies in other market segments.

With the GlobalNet International acquisition, our growth strategy shifted to relying on the success of International’s much larger customer base, network infrastructure and personnel. However, we also recognized the risk of relying too much on International’s capacities while International was in bankruptcy, and began a separate subsidiary, focusing on wholesale carrier to carrier business conducted through International.

Our strategy was to continue to assist International in successfully emerging from bankruptcy protection, build a complementary wholesale business through International, and to develop retail VoIP products. Given the competitive nature of the industry and the capital resources required, there can be no assurances that we can successfully develop the software to enable us to offer new products or services.

To date, revenue streams from these retail VoIP products have been immaterial, we have not been successful in capitalizing on certain software products, and there is no near-term prospect of rapid revenue expansion. The wholesale carrier services industry continues to suffer from declining margins, and our sales initiatives in this area have likewise been unsuccessful.

Sales and Marketing

During 2003, we developed a marketing strategy based on increasing customer traffic to our website and strengthening our brand name. These strategies are described below.

Internet Advertising. We took a selective approach in our advertising strategy. We attempted to maximize the return from promotional expenditures by choosing advertising media based on the cost relative to the likely audience and ability to generate increased traffic for our website. We identified a country and customer group to whom we desired to market our virtual calling cards.

We placed advertisements on various websites and Internet portals frequently visited by this customer group in the United States and abroad. These advertisements usually took the form of banner ads that encourage readers to click through directly to our website. We believed that placing banner advertising on these websites and portals could significantly increase our targeted exposure to prospective customers and increase our name identity.

At the end of 2003, we changed our name and significantly reduced most efforts at establishing brand recognition outside of GlobalNet International. During 2004, our largest advertising expenditure was for a NASCAR sponsored event, but again, the focus on that advertising was on the GlobalNet brand.

Customer Support and Service

During 2003, our customer support and service personnel were available for the convenience of our customers, typically Monday through Friday from 8:00 a.m. to 9:00 p.m. Pacific Standard Time and Saturday from 10:00 a.m. to 6:00 p.m. Pacific Standard Time, via telephone. In addition, we provided e-mail support staff 24 hours a day, seven days a week. These services included pre and post-sales support for orders and usage of our products and our customer service department responds immediately.

Our website was designed around industry standard architectures to reduce downtime in the event of outages or catastrophic occurrences. Our website provided 24 hour a day, seven days a week availability. Our website operations staff consisted of systems administrators who managed, monitored and operate our website. The continued uninterrupted operation of our website was essential to our business, and it was the job of the site operations staff to ensure, to the greatest extent possible, the reliability of our website. We provided our own connection to the Internet through voice and data network services provided by other companies.

During 2004, we relied on International’s support personnel for the above described services.

Technology

During 2003, we used a combination of our own proprietary software applications and commercially available licensed technology to conduct our Internet and telephone routing operations. During 2004, we utilized the network and technology provided by International, but we maintained ownership of our proprietary technology.

Proprietary Technology. We have developed proprietary customer software which permitted a customer to purchase and receive our virtual calling cards on our website by using a credit card. We have also developed proprietary customer software to allow our world access virtual calling cards and phone collect PINs to initiate calls through regular telephone lines using our website and enhanced services platform. We have also developed various proprietary credit and fraud management applications, which aid us in checking credit and limiting fraudulent transactions.

During 2003, our engineering staff consisted of software development engineers and consultants employed by our subsidiary in Sri Lanka. We historically have developed and expect to continue to develop proprietary software internally. Our engineering strategy focuses on the development of our website, which includes the enhancement of features and functionally of our existing software components, the development of additional new software components, and the integration of off-the-shelf components into our systems.

With the migration of operations to International, most of the above proprietary technology did not subsequently produce significant revenue streams, nor have more recently developed products.

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

We depend on Internet service providers to provide Internet access to us and our customers. The parties responsible for completing the transmission of our calls in foreign countries also rely on local Internet service providers for access to the Internet in their countries. If we lost our connection with our Internet service providers, web initiated calls could not be made by our customers, until the connection was reestablished. If a local party responsible for completing the transmission of our calls in a foreign country loses its Internet connection, we could not route calls over the Internet to that destination until the connection was reestablished. These failures could cause us to lose customers and our ability to sell telephony services would be affected.

Our customers also rely on Internet service providers for access to the Internet. If our customers cannot access the Internet, they cannot access our website to purchase virtual calling cards or make web initiated calls.

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

We have been developing a suite of VoIP products, including agent billing solution platforms. We expect these products will build on our current service offerings, and include a more diverse set of devices (both hardware devices as well as "soft-phones") along with additional value-added functionality and features that will appeal to a wide potential customer-base such as voice mail and conference calling. However, given capital constraints, there is no assurance that we will be successful in developing or marketing these products.

To date, revenue streams from these retail VoIP products have been immaterial, we have not been successful in capitalizing on certain software products, and there is no near-term prospect of rapid revenue expansion. The wholesale carrier services industry continues to suffer from declining margins and overcapacity, and our sales initiatives in this area have likewise been unsuccessful.

Government Regulation

As more fully described in "Risk Factors," our business is subject to U.S. and foreign laws, which may include those relating to telecommunications.

The Company is not licensed to offer traditional telecommunications services in any U.S. state and we have not filed tariffs for any service at the Federal Communications Commission or at any state regulatory commission. Nonetheless, aspects of our operations may currently be, or become, subject to state or federal regulations governing licensing, universal service funding, access charges, advertising, disclosure of confidential communications or other information, excise taxes, transactions restricted by U.S. embargo and other reporting or compliance requirements.

While the FCC to date has maintained an informal policy that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea, before the FCC and at various state government agencies. The FCC originally ruled against AT&T, finding that certain traffic AT&T carried in part utilizing an Internet protocol format was nonetheless regulated telecommunications for which terminating access charges were due. The FCC has also held hearings and announced a Notice of Proposed Rulemaking on IP-enabled services.

Most recently, the federal appeals court largely upheld the requirement that Internet phone companies pay taxes into the Universal Service Fund (USF). This most recent ruling was on June 1, 2007 and sponsored the same theme started last year. Last June of 2006, the FCC acted within its authority to extend to VoIP providers a new set of taxes. Wireless and wireline providers are already required to pay 10.9% of their Long Distance to the USF.

The FCC and subsequent court process rulings or rulemakings could subject the company to licensing requirements and additional fees and subsidies. The general thesis prevalent in the rulings and by the FCC is even though the service for VoIP may be on a data network the traffic touches the old telephone or TDM network. Therefore, the traffic and subsequent phone call should be subject to tax.

To date, the Company and other small carriers are in the position as a carriers’ carrier and not subject to collection of tax because of legal exemption. The originating carrier owns the customer and should provide for the taxing status and collection of tax. Even though this position is defensible, the company may not have the money or the resources to defend the debate with the state, federal and other taxing authorities once the ruling is finalized.

The regulatory treatment of Internet Telephony and our other services varies widely among other countries and is subject to constant change. Until recently, most countries did not have regulations addressing Internet Telephony or other VoIP services such as calling cards, in some cases classifying these services as unregulated services. As the Internet telephony market has grown and matured, increasing numbers of regulators have begun to reconsider whether to regulate Internet telephony and other VoIP services. Some countries currently impose little or no regulation on Internet telephony or VoIP services. Conversely, other countries that prohibit or limit competition for traditional voice telephony services generally do not permit Internet telephony or VoIP services or strictly limit the terms under which such services may be provided. Still other countries regulate Internet telephony and VoIP services like traditional voice telephony services, requiring Internet telephony companies to obtain licenses, incorporate local subsidiaries, make universal service contributions and pay other taxes.

State Laws. Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. Changes to existing laws or the passage of new laws intended to address these issues could reduce demand for our services or increase the cost of doing business. In addition, because our services are accessible worldwide, and we facilitate the sale of goods to users worldwide, other jurisdictions may claim that we are required to comply with their laws. We are qualified to do business in Nevada, Texas, and Delaware only. The failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, financial condition and operating results.

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

Competition

With respect to prepaid calling cards, we competed with many of the largest telecommunications providers, including AT&T, MCI WorldCom, Qwest and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. We also competed with smaller, emerging carriers in the prepaid calling card market, including Net2Phone, IDT Corp. and Delta Three Corp. We also competed with large operators in other countries. These companies may have larger, more established customer bases and other competitive advantages. Deregulation in other countries could also result in significant rate reductions. We believe that additional competitors will be attracted to the prepaid card market. These competitors include Internet-based service providers and other telecommunications companies. In part due to these factors, International substantially reduced the commitment to prepaid calling cards post-merger.

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

Generally, the Company is increasingly finding it difficult to compete with the financial resources and innovativeness of its competitors, and the failure to find ways to do so will have a significant material impact on the Company.

FINANCING PLANS. For information, please see Item 6 of Part II Management’s Discussion and Analysis.

POSSIBLE GROWTH THROUGH ACQUISITIONS. There are no current plans to grow our business through acquisitions of other companies in our business, in part due to our lack of capital resources to attract and finance acquisitions.

EMPLOYEES. As of December 31, 2004, we had 15 full-time employees. From time to time, our capabilities are augmented through the use of part-time employees, contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employees relations to be good.

Our future performance depends in significant part upon the continued service of our key technical and senior management personnel, most of whom are not bound by an employee agreement requiring service for any defined period of time. The loss of services of one or more of our key employees could have a material adverse effect on our business, financial condition and operating results. Our future success also depends in part upon our continued ability to attract, hire, train and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that we can retain our key personnel in the future.

During 2004, most of our non-corporate work was performed by International employees. As a result, we are subject to the risks associated with International’s ability to attract and retain key employees. Both the Company’s and International’s limited capital resources significantly affect our ability to attract and retain key employees.

ITEM 2. DESCRIPTION OF PROPERTY.

During 2003 and portions of 2004, we maintained our administrative offices at 2204 Timberloch Place Suite 140, The Woodlands, Texas 77380. The facility was approximately 3,000 square feet. The rent was approximately $3,800 per month, and the lease expired in April 2006. The space was adequate for our needs. We also believe the space was adequately covered by insurance.

During 2005, we relocated our administrative offices to 2616 South Loop West, Suite 670, Houston, Texas 77054. The space is adequate for our needs. We also believe the space is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

The Company is from time to time subject to litigation incidental to its business. The Company believes that the results of the following asserted and potential litigation and other potential legal proceedings will not have a material adverse effect on its business, financial condition, results of operations, or liquidity of the Company.

Advanced Tel, Inc. - In January 2003, Advanced Tel, Inc. filed a complaint against GlobalNet Corporation, f/k/a iDial Networks, Inc., and its wholly owned subsidiary IDNW, Inc. in the Superior Court of California, County of Orange. The complaint sought to recover $125,656 of past due unpaid telecom charges provided to IDNW, Inc. On March 18, 2004, GlobalNet Corporation and Advanced Tel reached a settlement agreement, whereby Advanced Tel agreed to dismiss its complaint against GlobalNet Corporation with prejudice in exchange for a $45,000 payment by GlobalNet Corporation.

Qwest Communications Corporation, Inc. - Qwest filed a complaint against GlobalNet Corporation f/k/a iDial Networks, Inc. in Arapahoe County District Court, State of Colorado. The complaint sought to recover past unpaid telecom charges provided to Loxley Business Information Technology Co., Ltd., a Thailand corporation and an entity unrelated to GlobalNet Corporation or any of its subsidiaries, because of a past mutual relationship with an officer of the Company. The Company settled this claim in 2005 for a payment of $75,000.

Commencing in late 2004, the Securities and Exchange Commission (the “SEC”) conducted an investigation of the veracity of information disclosed in various Company press releases issued from December 2003 through March 2005. The Company has fully cooperated with the SEC and will continue to do so if requested. The investigation may result in civil liabilities to the Company for violations of federal securities laws, which would have a material adverse impact on the Company’s financial condition.

International filed for protection under Chapter 11 of the United States Bankruptcy Code on June 30, 2004. GlobalNet/iDial and Carrier did not file for bankruptcy protection. In June 2005, International was dismissed from bankruptcy protection, with its remaining assets substantially remitted to its secured creditor. Concurrently with the dismissal from bankruptcy protection, International ceased operations. See above for information related to this bankruptcy dismissal.

Except as set forth above, we do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 11, 2003, a majority of stockholders voted by written consent in lieu of a special meeting of stockholders to amend the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock of the Company from 500,000,000 shares to 1,000,000,000 and reverse split its outstanding common stock on a basis of one for 150 shares of common stock, which was not implemented due to various business concerns. The Company's amended Certificate of Incorporation increasing the authorized shares of common stock was filed with the Nevada Secretary of State on October 29, 2003.

On December 31, 2003, holders of a majority of the Company’s voting capital stock acted by written consent in lieu of a special meeting of shareholders to adopt amendments to our articles of incorporation to increase the number of shares of common stock which we are authorized to issue from one billion shares to 20 billion shares.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

Market Information

During 2004 and 2003, our common stock was traded on the Over-The-Counter Bulletin Board (the "OTCBB") under the symbol "GLBT." Our common stock is currently traded on the pink sheets, under the same symbol.

The following table sets forth the high and low sales prices of our common stock for the fiscal periods indicated as reported in the over-the-counter market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
COMMON STOCK

1st Quarter	0.19	0.034	0.044	0.009
2nd Quarter	0.047	0.011	0.017	0.0046
3rd Quarter	0.016	0.0051	0.051	0.0024
4th Quarter	0.0172	0.0035	0.24	0.017

The per share closing sales price of our common stock as reported on the pink sheets on August 24, 2007, was $.0001. As of July 26, 2007, we had approximately 6,000 beneficial shareholders and 851 shareholders of record.

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

Upon our liquidation, dissolution or winding up, the holders of our common stock are entitled to receive ratably, net assets available after the payment of:

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

The Company's Articles of Incorporation currently allow for issuance of a maximum of 20,000,000,000 shares of common stock. As of August 31, 2007, the Company has approximately 12,300,000,000 shares outstanding, leaving an unissued balance of authorized shares that is not sufficient to service the maximum requirements of all of its convertible securities. In the event we are unable to obtain an increase in our authorized common stock, we will be required to repay the various convertible debentures that we have issued and we will be subject to penalties associated with such failure to deliver shares of common stock upon conversion of the debentures as well as prepayment penalties. In addition, the investors that participated in our previous financings have a secured lien on all of our assets and intellectual property and would be entitled to foreclose on our assets and intellectual property. In the event that the foregoing were to occur, significant adverse consequences to the Company would be reasonably anticipated. Although no notice of default has been received from the investors, all previous notes with the investors are in default under numerous covenants.

In order to service the conversion requirements of the convertible debentures, various actions may need to be taken by the Company. Such actions would likely have a significant dilutive effect on current shareholders.

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

In connection with the International acquisition in August 2003, the Company entered into a Purchase Agreement with GEF whereby the Company issued to GEF a $500,000 principal amount promissory note, 100,000 shares of the Company's Series A Preferred Stock, 100,000 shares of Series B Preferred Stock. The shares of Series A Preferred Stock carried limited voting rights, had a stated value of $106 per share and paid cumulative dividends at the rate of $5.30 per share per annum (5% of the stated value). Commencing on December 31, 2003, the Company was required to pay $118,910 of the Series A Preferred Stock on the first business day of each month, which such payment would be for accrued but unpaid dividends, and to the extent of any excess over such accrued but unpaid dividends, redemption of shares of Series A Preferred Stock. At the option of the holder, the Company was required to redeem additional shares of the Series A Preferred Stock from the Company's Free Cash Balance, as defined in the Series A Preferred Stock Certificate of Designation. In addition, if the Company failed to make dividend payments on the Series A Preferred Stock, the Series A Preferred Stock was convertible into the Company's common stock at the option of the holder.

The shares of Series B Preferred Stock had no limited voting rights, had a stated value of $50 per share and paid cumulative dividends at the rate of $2.50 per share per annum (5% of the stated value). Commencing on December 31, 2003, the Company was required to pay $56,090 of the Series B Preferred Stock on the first business day of each month, which such payment would be for accrued but unpaid dividends, and to the extent of any excess over such accrued but unpaid dividends, redemption of shares of Series B Preferred Stock. At the option of the holder, the Company was required to redeem additional shares of the Series B Preferred Stock from the Company's Free Cash Balance, as defined in the Series B Preferred Stock Certificate of Designation.

Correction of Preferred Stock Issuances and Change to Conversion Option. On December 8, 2003, the Company’s Board of Directors agreed to cancel the Series B Preferred Stock and reissue the face value to Series A. Because of the mechanics of the calculation, the shares into which the combined face value could be converted did not change.

As a result of this correction, the Series A Preferred Stock at December 31, 2003 totaled to 100,000 issued shares, with a face value of $156 per share. The Company was required to remit $87,500 on the 10th and 20th day each month, inclusive of interest at 5%. At December 31, 2003, the accrued interest on the Series A Preferred Stock totaled to $260,000. The preferred holder also had 60% equivalent voting rights of the common shares until the required acquisition shares were issued in April 2004.

As originally issued, the Series A Preferred Stock was convertible only upon default at an exercise price of $.0074. This option “upon default” is considered to be a derivative, subject to probability assessment.

In December 2003, the Company determined that it would be unable to make the payments required by the Series A Preferred Stock Certificate of Designation. Accordingly, the Board of Directors adopted a resolution granting free convertibility of the Series A Preferred Stock at $.0074 per share of common stock (the same conversion price as was then in the Series A Certificate of Designation). The Board of Directors also adopted a resolution directing that the Preferred Stock and the common shares underlying same be registered with the SEC, together with the shares underlying the Investors Notes. By Unanimous Written Consent of the Board of Directors, on December 31, 2003, the Board formally adopted the changes to Series A and Series B Preferred Stock, discussed above.

The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant loss of approximately $64.1 million recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded. Since the derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each date, and the change recorded to derivatives income (expense).

After the conversion option change, the Series A Preferred Stock was convertible into approximately 2.1 billion shares of common stock at $.0074 per common share at December 31, 2003.

Material Modification to Conversion Option in March 2004. On February 22, 2004, GEF notified the Company that GEF was exercising its right to rescind the transactions contemplated by the Securities Purchase Agreement executed in conjunction with the GlobalNet International acquisition. In consideration of GEF's agreement to hold in abeyance the exercise of its rescission right, the Company extended the time for GEF to exercise such rescission right to February 27, 2004. On February 27, 2004, the time for GEF to exercise its rescission right lapsed without GEF effectively exercising such right.

In March 2004, after lengthy negotiations to avoid default proceedings, the Company agreed to reduce the conversion rate on the Series A Preferred Stock to $.0016 per common share. The change in option price was determined to be a material modification of debt with an embedded derivative. Immediately after the conversion option change, the Series A Preferred Stock was convertible into approximately 9.8 billion shares of common stock at $.0016 per common share.

The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant loss of approximately $308.5 million recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded. Since the derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each date, and the change recorded to derivatives income (expense).

April 2004 Conversion Agreement. In conjunction with an agreement whereby the existing debt holders would lend additional amounts to the Company, GEF agreed on April 6, 2004 to convert current and future principal and interest through June 2004 into 1,171,875,000 shares of common stock as long as subsequent debt service and interest payments continued to be made timely.

At the conversion date, the Company accelerated the accretion of principal (which had previously been bifurcated to zero at the deemed extinguishment) to the full amount of face principal converted into common stock, and recorded losses on conversion. The Company recorded losses on conversion of preferred stock pursuant to the April 2004 Conversion Agreement in the approximate amounts of $1.2 million. The Company recorded reductions of derivatives liabilities and offsetting additions to additional paid-in-capital on these conversions in the approximate amount of $11.3 million.

From July 1, 2004 to September 30, 2004, the Company made timely payments of $175,000 per month to GEF. In addition to the derivatives expense noted above, the effect of marking to market the value of the preferred stock embedded derivatives was an expense of approximately $129 million during 2003 and a gain of approximately $482.7 million during 2004.

GEF Preferred Stock and Common Stock Surrender Agreement. On October 20, 2004, the Company and GEF reached an agreement (the “PS/CS Surrender Agreement”) whereby GEF agreed to surrender to the Company all of its holdings of the Company’s Preferred Stock and waive payment of accrued but unpaid dividends and to surrender for cancellation approximately 3.436 billion of Company common shares held by GEF. The Preferred Stock and common stock surrenders were contingent upon funding of additional Investors Notes, which was satisfied by execution of Investors Note 4 on October 29, 2004. In conjunction with execution of the PS/CS Surrender Agreement, the common stock surrender agreement discussed at “NOTE (11) Stockholders’ Equity” was cancelled and all previous agreements with GEF relating to Iraq telecommunications services were cancelled. The agreement also contained indemnities and releases.

Accordingly, after accruing all dividends through the retirement date, the retirement of the preferred stock is treated as a capital contribution recorded as additional-paid-in capital. The derivative liability associated with the embedded derivative in the preferred stock instrument, after remeasuring the liability through the retirement date, was also treated as a capital contribution recorded as additional-paid-in-capital. The recording of the transaction results in no net effect on equity and no income statement effect.

Inclusive of the extinguishment of derivatives liabilities associated with the embedded derivative feature, the total recorded contribution to capital that resulted from the preferred stock surrender was approximately $27 million.

Subsequent to the preferred stock surrender on October 29, 2004, the Company does not have any outstanding issuances of preferred stock.

Existing Obligations to Issue Common Stock

General

We are obligated under various existing agreements to issue additional shares of our common stock. The Company's Articles of Incorporation currently allow for issuance of a maximum of 20,000,000,000 shares of common stock. As of July 26, 2007, the Company has approximately 12,300,000,000 shares outstanding, leaving an unissued balance of authorized shares that is not sufficient to service the maximum requirements of all of its convertible securities. In the event we are unable to obtain an increase in our authorized common stock, we will be required to repay the convertible debentures and we will be subject to penalties associated with such failure to deliver shares of common stock upon conversion of the debentures as well as prepayment penalties. In addition, the investors in our Investors Notes have a secured lien on all of our assets and intellectual property and would be entitled to foreclose on our assets and intellectual property. In the event that the foregoing were to occur, significant adverse consequences to the Company would be reasonably anticipated. Although no notice of default has been received from the investors, all previous notes with the investors are in default under numerous covenants.

Our board will have the ability, without further shareholder approval, to issue up to approximately 7,700,000,000 additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional common stock will reduce the proportionate ownership and voting power of our then existing shareholders.

In order to service the conversion requirements of the convertible debentures, various actions may need to be taken by the Company. Such actions would likely have a significant dilutive effect on current shareholders.

As of August 31, 2007, our obligations to issue stock are substantially limited to conversion features of the Investors Notes, Warrants issued in conjunction with the Investors Notes, and the Titan Note.

Obligation to issue common stock upon conversion of convertible debentures

During 2003 and 2004, we issued approximately $6.8 million principal amount of our investors’ convertible debentures. Subsequent to December 31, 2004 and through August 31, 2007 we issued approximately $7.2 million principal amount of our investors’ convertible debentures. All of these convertible debentures are in default. These convertible debentures, and changes from their original terms, are described in detail at “NOTE (6) Notes Payable and Associated Derivatives Liabilities; Substantial Modifications of Debt” and “NOTE (15) Subsequent Events.”

At December 31, 2004, the debentures are convertible into shares of our common stock at the rate of $0.0016 per share, which is the “fixed conversion rate.” However, the debentures are also convertible at a “variable conversion rate” of 40% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The investors are entitled to convert at the lower of the fixed or variable conversion rates.

Based upon changes to the debentures subsequent to December 31, 2004, at August 31, 2007, the debentures are convertible at a variable conversion rate of 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date, or $.000015 per common share.

As of December 31, 2004, the investors in our Investors Notes had converted approximately $736,000 of principal amount of the debentures into approximately 318.5 million common shares. From January 1, 2005 to August 31, 2007, the investors had additionally converted approximately $672,000 of principal amount of the debentures into approximately 7.4 billion common shares.

Although the interaction of the variable and fixed conversion rates can significantly affect the number of shares of our common stock we will eventually issue on conversion of the convertible debentures, the market value of the Company’s common stock subsequent to December 31, 2004 has decreased to the lowest level allowed to be traded on the pink sheets ($.0001).

The following table sets forth the number of shares of common stock into which the Investors Notes are convertible, using the closing price of our common stock on August 29, 2007 ($0.0001 per share), which is the lowest price that is allowed to trade on the pink sheets. The table also sets forth the percentage of our common stock represented by these shares, assuming that we do not issue any other shares in any other transaction:
		Assumed	Conversion	Conversion	% of
Convertible	Principal	Mkt Value	Price at	Shares at	Outstanding
Instrument	Balance	Per Share (b)	Assumed Mkt (c)	Assumed Mkt	If Issued (d)

Investors Notes

Investors Note 2	$21,787	0.0001	0.000015	1,452,466,667
Investors Note 3	1,569,390	0.0001	0.000015	104,626,000,000
Investors Note 4	3,800,000	0.0001	0.000015	253,333,333,333
Investors Note 5	1,250,000	0.0001	0.000015	83,333,333,333
Investors Note 6	1,750,000	0.0001	0.000015	116,666,666,667
Investors Note 7	1,500,000	0.0001	0.000015	100,000,000,000
Investors Note 8	1,200,000	0.0001	0.000015	80,000,000,000
Investors Note 9	160,000	0.0001	0.000015	10,666,666,667
Investors Note 10	160,000	0.0001	0.000015	10,666,666,667
Investors Note 11	250,000	0.0001	0.000015	16,666,666,667
Investors Note 12	200,000	0.0001	0.000015	13,333,333,333
Investors Note 13	180,000	0.0001	0.000015	12,000,000,000
Investors Note 14	160,000	0.0001	0.000015	10,666,666,667
Investors Note 15	150,000	0.0001	0.000015	10,000,000,000
Investors Note 16	150,000	0.0001	0.000015	10,000,000,000
Investors Note 17	120,000	0.0001	0.000015	8,000,000,000
Interest Note	523,158	0.0001	0.000015	34,877,200,000
Transferred Debt (a)	(3,000,000)	0.0001	0.000015	(200,000,000,000)
Total Investors Notes	$10,144,335			676,289,000,000	98.21%

(a)	debt transferred effective Dec. 31, 2006, see Subsequents Events.
(b)	assumes lowest conversion price allowed on Pink Sheets.
(c)	variable conversion factor, 15% of market, per underlying instruments.
(d)	assumes no other instruments converted.

Warrants issued to convertible debenture holders

In conjunction with the issuance of the secured convertible debentures in 2003 and 2004, we issued warrants to acquire an additional 15.2 million shares of our common stock at an exercise price of $.0016 per share. Subsequent to December 31, 2004 and through August 31, 2007, we issued warrants to acquire an additional approximately 655.5 million shares of our common stock at varying exercise prices, as shown in the table below. Certain amendments to the terms of the warrants were also negotiated.

In conjunction with the issuance of the secured convertible debentures in 2001, we issued warrants to acquire 166,666 shares of our common stock at an exercise price of $.06 per share. These warrants terminated in July 2006 and expired unexercised.

The following table sets forth the number of shares of common stock into which the Warrants are convertible, using the contractual conversion price of the Warrants. The table also sets forth the percentage of our common stock represented by these shares, assuming that we do not issue any other shares in any other transaction:

			% of
Convertible		Conversion	Outstanding
Instrument	Warrants	Price	If Issued

Investors Warrants

Investors Notes 1-5	478,112,963	0.0036
Investors Notes 6-7	2,570,000	0.0009
Investors Notes 8-17	190,000,000	0.0002
	670,682,963		5.17%

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

Under the terms of the amended note, we committed to pay Titan $25,000 per week in reduction of principal, with the balance due in a balloon payment on March 31, 2004. The current balance on the amended note is $875,000, and the note is in default.

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

The following table sets forth the number of shares of common stock into which the Titan amended note is convertible at various closing prices, using the closing price of our common stock on August 29, 2007 ($0.0001 per share), which is the lowest price that is allowed to trade on the pink sheets. The table also sets forth the percentage of our common stock represented by these shares, assuming that we do not issue any other shares in any other transaction:

		(a)	(b)		(c)
		Assumed	Conversion	Conversion	% of
Convertible	Principal	Mkt Value	Price at	Shares at	Outstanding
Instrument	Balance	Per Share	Assumed Mkt	Assumed Mkt	If Issued

Titan Note	875,000	0.0001	0.0001	8,750,000,000	41.57%

(a)	assumes lowest conversion price allowed on Pink Sheets.
(b)	conversion price is equal to market price, per instrument.
(c)	assumes no other instruments converted.

Summary Information of Our Obligation to Issue Common Stock

The table below summarizes our outstanding common stock and our obligations to issue common stock pursuant to convertible debt and warrants as of August 31, 2007:

			Assumed	Conversion	Conversion	% of
Convertible	Principal		Mkt Value	Price at	Shares at	Outstanding
Instrument	Balance	Warrants	Per Share (b)	Assumed Mkt (c)	Assumed Mkt	If Issued (d)

Investors Notes

Investors Note 2	$21,787		0.0001	0.000015	1,452,466,667
Investors Note 3	1,569,390		0.0001	0.000015	104,626,000,000
Investors Note 4	3,800,000		0.0001	0.000015	253,333,333,333
Investors Note 5	1,250,000		0.0001	0.000015	83,333,333,333
Investors Note 6	1,750,000		0.0001	0.000015	116,666,666,667
Investors Note 7	1,500,000		0.0001	0.000015	100,000,000,000
Investors Note 8	1,200,000		0.0001	0.000015	80,000,000,000
Investors Note 9	160,000		0.0001	0.000015	10,666,666,667
Investors Note 10	160,000		0.0001	0.000015	10,666,666,667
Investors Note 11	250,000		0.0001	0.000015	16,666,666,667
Investors Note 12	200,000		0.0001	0.000015	13,333,333,333
Investors Note 13	180,000		0.0001	0.000015	12,000,000,000
Investors Note 14	160,000		0.0001	0.000015	10,666,666,667
Investors Note 15	150,000		0.0001	0.000015	10,000,000,000
Investors Note 16	150,000		0.0001	0.000015	10,000,000,000
Investors Note 17	120,000		0.0001	0.000015	8,000,000,000
Interest Note	523,158		0.0001	0.000015	34,877,200,000
Transferred Debt (a)	(3,000,000)		0.0001	0.000015	(200,000,000,000)

Total Investors Notes	$10,144,335				676,289,000,000	98.21%

Titan Note	875,000		0.0001	0.0001	8,750,000,000	41.57%

Total Note Convertibles	$11,019,335				685,039,000,000

Investors Warrants

Investors Notes 1-5		478,112,963		0.0036
Investors Notes 6-7		2,570,000		0.0009
Investors Notes 8-17		190,000,000		0.0002

		670,682,963				5.17%

		If all convertible instruments converted, as above				98.24%

(a)	debt transferred effective Dec. 31, 2006, see Subsequents Events.
(b)	assumes lowest conversion price allowed on Pink Sheets.
(c)	variable conversion factor, 15% of market, per underlying instruments.
(d)	assumes no other instruments converted.

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

Recent Sales of Unregistered Securities

Other than the conversions indicated above, the Company did not sell any unregistered securities from January 1, 2005 to August 31, 2007.

Repurchase of Securities

We did not repurchase any of our common stock during the fourth quarter of 2004, and we have not repurchased any of our common stock from January 1, 2005 to August 31, 2007. However, certain common stock surrender transactions with GEF affected our common stock during 2004.

GEF Common Stock Surrender Agreement

On May 27, 2004, the Company and GEF reached an agreement (the “CS Surrender Agreement”) whereby GEF agreed to surrender to the Company the number of Company common shares held by GEF necessary to service conversions by the investors incident to the investors’ conversion privileges in the Investors Notes. Under the CS Surrender Agreement, GEF’s obligations to surrender shares upon Investors Note conversions was limited to an aggregate 2.5 billion common shares.

On June 9, 2004, the investors converted approximately $102,000 of Investors Note 1 into approximately 64 million Company common shares. On August 25, 2004, GEF surrendered an equivalent amount of common shares to the Company for cancellation. Since the transaction involved the controlling shareholder (GEF) of the Company, the Company has concluded that the transaction lacked economic substance and is essentially a capital transaction. Accordingly, the retirement of the common stock is treated as a capital stock retirement at fair value, with the gain recorded as additional paid-in-capital. The recording of the transaction results in no net effect on equity and no income statement effect.

As discussed below, the CS Surrender Agreement was cancelled on October 29, 2004.

GEF Preferred Stock and Common Stock Surrender Agreement

On October 20, 2004, the Company and GEF reached an agreement (the “PS/CS Surrender Agreement”) whereby GEF agreed to surrender to the Company all of its holdings of the Company’s Preferred Stock and waive payment of accrued but unpaid dividends and to surrender for cancellation approximately 3.436 billion of Company common shares held by GEF. The Preferred Stock and common stock surrenders were contingent upon funding of additional Investors Notes, which was satisfied by execution of Investors Note 4 on October 29, 2004. In conjunction with execution of the PS/CS Surrender Agreement, the CS Surrender Agreement was cancelled and all previous agreements with GEF relating to Iraq telecommunications services were cancelled. The agreement also contained indemnities and releases.

Accordingly, the retirement of the common stock is treated as a capital stock retirement at fair value on October 29, 2004, with the gain recorded as additional paid-in-capital. The recording of the transaction results in no net effect on equity and no income statement effect.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this annual report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company’s actual results may differ significantly from management's expectations. We disclaim any duty to update any forward-looking statements, all of which should be read in conjunction with the "Risk Factors" section of this annual report.

Overview

The Company provides internet-based services including voice telecommunication to customers around the world. During 2003, the Company operated select communication services, including phone cards and internet enabled telephony. During 2004, the phone card business was largely replaced by carrier-to-carrier wholesale termination services conducted through Carrier.

Our operations, financial statements and financial condition were materially affected by the acquisition in late August 2003 of GlobalNet International. Subsequent to the acquisition, we migrated virtually all of our revenue and operations to International, and by the first quarter of 2004, we ceased to independently conduct significant telephony operations. Beginning in May 2005, with International’s financial condition deteriorating, we again began independent carrier to carrier wholesale operations through Carrier. We also continued to develop retail VoIP products, although no significant revenue has been derived from these operations. Subsequent to December 31, 2004, the Company has not been successful in either stabilizing or diversifying its revenue streams, and accordingly, this lack of success threatens the Company’s near-term viability.

The acquisition of GlobalNet International, its subsequent bankruptcy, and the development of Carrier are briefly summarized below. There is also a brief discussion of the reasons for our restatements and important disclosure of subsequent events. Additional information regarding these issues, as well as information relating to the GlobalNet International acquisition, financing activities, and accounting for derivatives may be found in other sections of this Annual Report on Form 10-KSB.

GlobalNet International Acquisition and Subsequent Bankruptcy

On May 20, 2003, Growth Enterprise Fund, S.A. ("GEF") entered into a Stock Purchase Agreement with The Titan Corporation (“Titan”) to acquire 100% of the common stock of GNI, whose sole asset was 100% of the single member Delaware limited liability company, International. Subsequently, on August 21, 2003, GlobalNet/iDial entered into an Assignment and Assumption Agreement with GEF and Titan, whereby GEF transferred to GlobalNet/iDial all its rights and obligations under the Stock Purchase Agreement in exchange for 60% of GlobalNet/iDial's outstanding common stock (after taking into consideration the potential dilution from certain convertible debentures), 100,000 shares of Series A Preferred Stock, and certain other consideration.

In connection with the acquisition of GlobalNet International in August 2003, as discussed above, certain officers exercised conversions of compensation payable into shares of common stock. Such conversions took place subsequent to the signing of a letter of intent in connection with the acquisition, but prior to the public announcement of the acquisition. The conversions allowed these insiders to gain control of greater than 50% of the Company’s common stock, as required by the letter of intent.

Also effective in August 2003, the Company engaged in certain transactions which yielded favorable conversion prices. These transactions were executed in October 2003.

In late fourth quarter of 2003, GlobalNet/iDial substantially eliminated most of its independent operations, in order to concentrate on the business of GlobalNet

International. In December, 2003, GlobalNet/iDial changed its name to GlobalNet Corporation.

International was unable to meet all of its obligations, and filed for protection under Chapter 11 of the United States Bankruptcy Code on June 30, 2004. GlobalNet/iDial and Carrier (discussed below) did not file for bankruptcy protection.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company was deemed to have lost control of International as a result of the bankruptcy filing. Accordingly, GlobalNet International has been deconsolidated for all presented periods and accounted for on the equity method of accounting.

In June 2005, International was dismissed from bankruptcy protection, with its remaining assets substantially remitted to its secured creditor. Concurrently with the dismissal from bankruptcy protection, International ceased operations.

Information Related to Development of Carrier

In May, 2004, the Company reinstated the charter of its wholly owned subsidiary, Carrier, which had previously been a dormant subsidiary. Effective May 1, 2004, International and Carrier signed a switch partition contract, together with a services pricing addendum. The pricing addendum was not adhered to, and instead, International was compensated for all services by the payment of 99% of Carrier’s revenue to International. The net effect of the transactions was to leave Carrier with 1% of the revenue, net of any credit risk borne by Carrier.

Beginning in late second quarter of 2004, and continuing throughout International’s bankruptcy, International employees began “re-contracting” International customers to new contracts signed with Carrier. By the time that International’s bankruptcy was dismissed in June 2005, virtually all customers of International had been re-contracted to Carrier, with the exception of three large customers who relied on a different telephony switching platform. This switching platform was dependent upon assets with a first priority lien held by a large creditor, who required the assets to be sold upon International’s bankruptcy dismissal. Vendors were also re-contracted from International to Carrier. Generally, as customers and vendors were re-contracted to Carrier, those customers and vendors ceased doing business with International.

Carrier had limited employees in 2004, and at times, no employees. Carrier had no telephony assets. Material functions were performed by International employees, including: selling, buying, switching, customer support, billing and administration. As discussed above, International was reimbursed for these expenses through the transfer of 99% of Carrier’s revenue to International. The net 1% of revenue inuring to Carrier is treated as a commission from May 2004 to June 2005. Subsequent to International’s cessation of operations in June 2005, and the transfer of certain remaining customers, vendors, and employees to Carrier at that date, Carrier will be deemed to be fully servicing of all of its revenues and operations. Accordingly, beginning in June 2005, all revenues and operations will be shown as attributable to Carrier’s independent operations, and not as “commission” bearing operations.

In certain cases, expenses and payments associated with International, Carrier and GlobalNet/iDial were commingled. Monies were moved amongst International, Carrier and GlobalNet/iDial on an “as needed” basis.

As a result of International’s dismissal from bankruptcy protection in June 2005, certain significant pre-petition and post-petition liabilities remain intact. The Company and Carrier could, under certain limited circumstances, be subject to claims of diminution of estate or successor liability.

Restatement of Previously Issued Financial Statements and Correction of Errors

The Company’s previously filed Annual Reports on Form 10-KSB for the years ended December 31, 2002 and 2003, and the Quarterly Reports on Form 10-QSB for the first three quarters of both 2003 and 2004 have been materially affected by the following adjustments. These adjustments are fully described at “ITEM 1. DESCRIPTION OF BUSINESS.”

Subsequent Events

Material events have occurred subsequent to the latest date contained in the accompanying consolidated financial statements. These important subsequent events are detailed at “ITEM 1. DESCRIPTION OF BUSINESS.” The reader is strongly encouraged to review this important information.

Liquidity and Capital Resources

Overview to Liquidity and Capital Resources

For the years ended December 31, 2003 and 2004, cash generated from operations has been insufficient to meet the Company’s needs. To address this issue, during 2003 and 2004, the Company entered into a series of convertible notes with investors (the “Investors Notes”). The Investors Notes typically contained a market interest rate, a conversion option into Company shares, and separate warrants to purchase Company shares. The conversion options ranged from a 40% discount to a 20-day trailing stock trading calculation in the early stages of the relationship, to an 85% discount in early 2007.

The Investors Notes issued in 2004 were in default at December 31, 2004. All of the Investors Notes issued in 2003, to the extent not converted into common shares, were in default at both December 31, 2004 and 2003.

All of the Investors Notes are collateralized by substantially all of the assets of the Company, with the exception of the Company’s interest in GNI, which is pledged to Titan. All of the Investors Notes have registration rights and contain provisions whereby the holders contractually agreed to restrict their ability to convert the Investors Notes and exercise warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.9% of the Company's then issued and outstanding shares of common stock. As described below, certain of the Investors Notes have been converted into shares of the Company’s common stock.

At December 31, 2002, the Company was indebted to our Chief Executive Officer under the Wood Note. In addition, during 2003 the Company became indebted under the Commission Note, the GBLK Note, and for mandatorily redeemable preferred stock issued to our majority shareholder (Growth Enterprise Fund, S.A.; “GEF”) in conjunction with the International acquisition. Changes to each of these instruments are described below.

The accounting for the above described convertible instruments are materially affected by rules regarding accounting for derivatives. These effects are highly material to the Company, and the reader is encouraged to review the disclosures contained in the accompanying audited Consolidated Financial Statements.

Cash available to the Company was also significantly affected by net inflows of cash from International, especially during 2003.

In addition to the cash injection from International, the Company’s liquidity and capital resources was greatly affected by the GlobalNet International acquisition. This acquisition, and associated liquidity and capital resource effects, are described below.

We do not have existing capital resources or credit lines available that are sufficient to fund our operations and contractual obligations as presently planned over the next twelve months. Throughout 2006 and continuing into 2007, the Company has been dependent upon monthly funding from its existing debt holders. Funding decisions have typically not extended beyond thirty days at any given time, and the Company does not currently have a defined funding source. Funding delays and uncertainties have seriously damaged vendor relationships, new product development and revenues. In the absence of continued monthly funding by its current debt holders, the Company would have insufficient funds to continue operations. There is no assurance that additional funding from the current debt holders will be available, or available on terms and conditions acceptable to the Company.

As further discussed above, the Company's Articles of Incorporation currently allow for issuance of a maximum of 20,000,000,000 shares of common stock. As of July 26, 2007, the Company has approximately 12,300,000,000 shares outstanding, leaving an unissued balance of authorized shares that is not sufficient to service the maximum requirements of all of its convertible securities. In the event we are unable to obtain an increase in our authorized common stock, we will be required to repay the convertible debenture and we will be subject to penalties associated with such failure to deliver shares of common stock upon conversion of the debentures as well as prepayment penalties. In addition, the investors in our Investors Notes have a secured lien on all of our assets and intellectual property and would be entitled to foreclose on our assets and intellectual property. In the event that the foregoing were to occur, significant adverse consequences to the Company would be reasonably anticipated. Although no notice of default has been received from the investors, all previous notes with the investors are in default under numerous covenants.

As further discussed below and at “Obligation to issue shares of common stock to The Titan Corporation,” above, the Titan Note is also in default.

GlobalNet International Acquisition and Subsequent Bankruptcy. On May 20, 2003, Growth Enterprise Fund, S.A. ("GEF") entered into a Stock Purchase Agreement with The Titan Corporation (“Titan”) to acquire 100% of the common stock of GlobalNet Inc. (“GNI”), whose sole asset was 100% of the single member Delaware limited liability company, GlobalNet International, L.L.C. (“International”), collectively “GlobalNet International.” Subsequently, on August 21, 2003, iDial Networks, Inc. (“iDial”) entered into an Assignment and Assumption Agreement with GEF and Titan, whereby GEF transferred to iDial all its rights and obligations under the Stock Purchase Agreement in exchange for 60% of iDial's outstanding common stock (after taking into consideration the potential dilution from certain convertible debentures), 100,000 shares of Series A Preferred Stock, and certain other consideration.

In late fourth quarter of 2003, iDial substantially eliminated most of its independent operations, in order to concentrate on the business of GlobalNet International. In December, 2003, iDial changed its name to GlobalNet Corporation (“GlobalNet/iDial”).

International was unable to meet all of its obligations, and filed for protection under Chapter 11 of the United States Bankruptcy Code on June 30, 2004. The parent corporation (GlobalNet/iDial) and its subsidiary Carrier Services Corp (“Carrier”) did not file for bankruptcy protection.

Pursuant to SFAS No. 94, the Company was deemed to have lost control of International as a result of the bankruptcy filing. Accordingly, GlobalNet International has been deconsolidated for all presented periods and accounted for on the equity method of accounting.

In June 2005, International was dismissed from bankruptcy protection, with its remaining assets substantially remitted to its secured creditor. Concurrently with the dismissal from bankruptcy protection, International ceased operations.

Consideration Issued in Conjunction with GlobalNet International Acquisition and Funding of the Transaction. As discussed above, on May 20, 2003, GEF entered into a Stock Purchase Agreement with Titan to acquire 100% of the common stock of GNI in exchange for the assumption of certain liabilities of Titan (the "assumed liabilities"), and certain cash payments totaling approximately $1,500,000.

Subsequently, on August 22, 2003, the Company entered into an Assignment and Assumption Agreement with GEF and Titan (the "Assignment"), whereby GEF transferred to the Company all its rights and obligations under the Stock Purchase Agreement, including the right to receive all of the issued and outstanding common stock of GNI. On August 21, 2003, amendments were made to the Stock Purchase Agreement to reflect certain payments made by GNI after the date of the Stock Purchase Agreement. In connection with the Stock Purchase Agreement and the Assignment, promissory notes and accrued interest payable in the aggregate amount of approximately $15.6 million payable by GNI’s wholly owned limited liability company, International, to Titan, were assigned to iDial (the "International Notes"). As consideration for the Acquisition, the Company and GEF engaged in the following transactions with Titan:

-	the Company issued a $1,500,000 principal amount promissory note to Titan (the "Titan Note"), of which $550,000 was paid during 2003;

-	the Company paid $1,500,000 to Titan; and

-	GEF paid $500,000 to Titan, which was repaid during 4th Quarter 2003 by the Company to GEF (see below).

In connection with the Assignment, on August 22, 2003, the Company entered into a Purchase Agreement with GEF whereby the Company issued to GEF a $500,000 principal amount promissory note, 100,000 shares of the Company's Series A Preferred Stock and 60% of the Company's outstanding common stock after taking into consideration the potential dilution from certain convertible debentures. (see above for a discussion of Series B Preferred Stock, originally issued in the transaction, but deemed later to be an erroneous issuance). In connection with the transaction, the Company pledged 100% of the stock of GNI and the International Notes to Titan as collateral to secure payment of the assumed liabilities and the Titan Note.

The shares of Series A Preferred Stock carried limited voting rights, had a stated value of $156 per share and paid cumulative dividends at the rate of $7.80 per share per annum (5% of the stated value). Commencing on December 31, 2003, the Company was required to redeem $175,000 of the Series A Preferred Stock on the first business day of each month, such payment being applied first to accrued but unpaid dividends, and to the extent of any excess over such accrued but unpaid dividends, to redemption of shares of

Series A Preferred Stock. At the option of the holder, the Company was required to redeem additional shares of the Series A Preferred Stock from the Company's Free Cash Balance, as defined in the Series A Preferred Stock Certificate of Designation. In addition, if the Company failed to make dividend payments on the Series A Preferred Stock, the Series A Preferred Stock was convertible into the Company's common stock at the option of the holder.

See below for important further information, including information related to derivative accounting and valuation, material modifications to the Series A Preferred Stock, the subsequent surrender of the Series A Preferred Stock for cancellation in October 2004, and the surrender for cancellation of certain Company common shares held by GEF in October 2004.

In order to fund the costs of the transaction, on August 22, 2003, the Company entered into a Securities Purchase Agreement with certain investors, in which the investors provided funding in the amount of $1,750,000 (“Investors Note 3”). In exchange for such funding, the investors received convertible debentures. The debentures issued pursuant to the August 2003 Securities Purchase Agreement originally bore interest at 12% per year, matured two years from the date of issuance, and were convertible into the Company's common stock, at a rate of $.0016 per share; however, if at any time the market price of the Company's common stock was below $.0016, then the conversion price would be equal to the lesser of (i) $.0016, or (ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 60%.

Year Ended December 31, 2003

As of December 31, 2003, we had approximately $43,000 cash on hand and approximately $27,000 of accounts receivable currently due. As of that date, our principal cash requirements consisted of obligations for long distance transmissions, and other payables incurred in the normal course of business. With the exception of a net inflow of cash from International, GlobalNet/iDial’s cash generated from operations was not sufficient to meet all of our operating obligations.

Net Cash From (Used In) Operating Activities. Net cash used in operating activities was approximately ($181,000) for the year ended December 31, 2003. The Company benefited from a net cash injection from International in the approximate amount of $2.1 million. In the absence of this cash injection, the Company would have had insufficient funds to operate the Company.

Net Cash From (Used In) Investing Activities. Net cash provided by (used in) investing activities was approximately ($2.2) million for the year ended December 31, 2003. The cash used in investing activities was associated with payments to Titan and transaction costs, both related to the GlobalNet International acquisition.

The Company had minimal asset additions in 2003, and sold several assets to raise cash during the second quarter of 2003.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities was approximately $2.4 million for the year ended December 31, 2003. The increase was due to the convertible notes payable issued in February, May, June and August of 2003 (see discussion below under “Convertible Debt Instruments”).

Convertible Debt Instruments- the Investors Notes. Due to the continuing shortfall in cash, on February 6, 2003, the Company executed a convertible note agreement for a principal amount of $750,000 (“Investors Note 1”). Net proceeds of $661,590 (net of lender fees of $88,410) were received in three tranches in February 2003. As originally structured, Investors Note 1 bore interest at 12%, matured three years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to 50% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 2,250,000 warrants to purchase common stock at a price of $.05 per share, for a five year period.

On May 9, 2003 the Company executed a convertible note agreement for a principal amount of $3,000,000 (“Investors Note 2”). Net proceeds of $437,187 (net of lender fees of $62,813) were received in two tranches in May and June 2003. No further tranches were received under Investors Note 2. As originally structured, Investors Note 2 bore interest at 12%, matured three years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.01 or (ii) 50% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 1,500,000 warrants to purchase common stock at a price of $.01 per share, for a five year period.

On June 23, 2003, by Letter Agreement and in conjunction with the June funding under the May 2003 financing transactions, the Company agreed to increase the discount on conversion of common stock to 60% on both Investors Note 1 and Investors Note 2. By Letter Agreement, dated June 27, 2003, the holders of Investors Note 2 waived the requirement to reserve shares of common stock until such time when the Company filed an amended Certificate of Incorporation, authorizing an increase in authorized shares.

Under EITF No. 96-19, the changes to Investors Note 1 and Investors Note 2 were considered to be an extinguishment of debt and the entry into a new debt arrangement. See Notes to the audited Consolidated Financial Statements and discussions of results of operation (below) for information regarding the accounting for this deemed extinguishment of debt.

As discussed above, on August 21, 2003, the Company executed a convertible note agreement for a principal amount of $1,750,000 (Investors Note 3). Net proceeds of

$1,650,000 (net of lender fees of $100,000) were received. As originally structured, Investors Note 3 bore interest at 12%, matured two years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.0016 or (ii) 40% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

In conjunction with the Investors Note 3 financing, by Letter Agreement on August 21, 2003, the Company agreed to modify the terms of Investors Note 1 and Investors Note 2 to: a) change the maturity date to August 21, 2005; and b) modify the conversion prices to be equal to the lower of (i) $0.0016 or (ii) 40% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The aforementioned substantial modifications of debt are accounted for under EITF No. 96-19 as deemed extinguishments of debt.

Convertible Debt Instruments- the Wood Notes. The Company was indebted to our Chief Executive Officer for the Wood Note in the approximate amount of $1,363,000. As part of the negotiations for consummating Investors Note 1, our Chief Executive Officer agreed to defer repayment of the Wood Note for a period of six months after the new investors had been repaid. In consideration of this extension of time, the Company agreed to change the conversion option in the Wood Note from a 20% discount to a 50% discount. Under EITF No. 96-19, the changes to the Wood Note were considered to be an extinguishment of debt and the entry into a new debt arrangement. See above notes to the audited Consolidated Financial Statements and quarterly discussions of results of operation (below) for information regarding the accounting for this deemed extinguishment of debt.

On August 7, 2003, the Wood Note was amended (the “Second Amendment”) to provide for a fixed conversion of $.0016 per share (50% of the August 7, 2003 high trading price), and to remove any restrictions on conversion. The aforementioned substantial modifications of debt are accounted for under EITF No. 96-19 as a deemed extinguishment of debt.

On August 11, 2003, approximately $309,000 of the Wood Note was converted to approximately 96.6 million shares of the Company’s common stock. The exercise price actually used in the conversions was $.0032.

In conjunction with the acquisition of GlobalNet International, Wood entered into a verbal agreement to convert the remaining portion of the Wood Note (approximately $1.1 million), subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 658.7 million shares of the Company’s common stock, were issued to Wood in April 2004.

Convertible Debt Instruments- the GBLK Note. On August 7, 2003, the Company entered into an agreement related to the acquisition of GBLK (the “GBLK Note”) for a convertible note in the amount of $118,000. The note was freely convertible at $.0016 per share, or a 50% discount from the day’s trading high. In conjunction with the acquisition of GlobalNet International, the holder of the GBLK Note entered into a verbal agreement to convert the GBLK Note, subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 73.8 million shares of the Company’s common stock, were issued in April 2004.

Convertible Debt Instruments- the Commission Note. On August 7, 2003, the Company entered into an agreement with a vendor to whom it owed a commission payable (the “Commission Note”) for a convertible note in the amount of approximately $268,000. The Commission Note also called for delivery of one million shares of S-8 stock, for a period of four months subsequent to the filing of an Information Statement. The note was freely convertible at $.0016 per share, or a 50% discount from the day’s trading high. In conjunction with the acquisition of GlobalNet International, the holder of the Commission Note entered into a verbal agreement to convert the Commission Note, subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 167.5 million shares of the Company’s common stock, were issued to in April 2004.

Convertible Debt Instruments- the Mandatorily Redeemable Preferred Stock. In connection with the GlobalNet International acquisition in August 2003, the Company entered into a Purchase Agreement with GEF whereby the Company issued to GEF a $500,000 principal amount promissory note, 100,000 shares of the Company' Series A Preferred Stock, and 100,000 shares of Series B Preferred Stock. The shares of Series A Preferred Stock carried limited voting rights, had a stated value of $106 per share and paid cumulative dividends at the rate of $5.30 per share per annum (5% of the stated value). Commencing on December 31, 2003, the Company was required to pay $118,910 of the Series A Preferred Stock on the first business day of each month, which such payment would be for accrued but unpaid dividends, and to the extent of any excess over such accrued but unpaid dividends, redemption of shares of Series A Preferred Stock. At the option of the holder, the Company was required to redeem additional shares of the Series A Preferred Stock from the Company's Free Cash Balance, as defined in the Series A Preferred Stock Certificate of Designation. In addition, if the Company failed to make dividend payments on the Series A Preferred Stock, the Series A Preferred Stock was convertible into the Company's common stock at the option of the holder.

The shares of Series B Preferred Stock had no limited voting rights, had a stated value of $50 per share and paid cumulative dividends at the rate of $2.50 per share per annum (5% of the stated value). Commencing on December 31, 2003, the Company was required to pay $56,090 of the Series B Preferred Stock on the first business day of each month, which such payment would be for accrued but unpaid dividends, and to the extent of any excess over such accrued but unpaid dividends, redemption of shares of Series B Preferred Stock. At the option of the holder, the Company was required to redeem additional shares of the Series B Preferred Stock from the Company's Free Cash Balance, as defined in the Series B Preferred Stock Certificate of Designation.

On December 8, 2003, the Company’s Board of Directors agreed with GEF’s position that the Series B Preferred Stock was an error, and agreed to cancel the Series B Preferred Stock and reissue the face value to Series A. Because of the mechanics of the calculation, the shares into which the combined face value could be converted did not change.

As a result of this correction, the Series A Preferred Stock at December 31, 2003 totaled to 100,000 issued shares, with a face value of $156 per share. The Company was required to remit $87,500 on the 10th and 20th day each month, inclusive of interest at 5%. The preferred holder also had 60% equivalent voting rights of the common shares until the required acquisition shares were issued in April 2004.

As originally issued, the Series A Preferred Stock was convertible only upon default at an exercise price of $.0074. This option “upon default” is considered to be a derivative, subject to probability assessment.

In December 2003, the Company determined that it would be unable to make the payments required by the Series A Preferred Stock Certificate of Designation. On December 8, 2003, the Company’s Board of Directors discussed the impending default on the Preferred Stock.. The default would allow GEF to convert the Preferred Stock, upon notice and cure period, but would also have other damaging consequences to the Company. The Board of Directors concluded that it would be better to amend the Series A Preferred Stock to provide free convertibility without the damages attendant to default proceedings. Accordingly, the Board of Directors adopted a resolution granting free convertibility of the Series A Preferred Stock at $.0074 per share of common stock (the same conversion price as was then in the Series A Certificate of Designation). The Board of Directors also adopted a resolution directing that the Preferred Stock and the common shares underlying same be registered with the SEC, together with the shares underlying the Investors Notes. By Unanimous Written Consent of the Board of Directors, on December 31, 2003, the Board formally adopted the changes to Series A and Series B Preferred Stock, discussed above.

Convertible Debt Instruments- the Titan Note. As discussed above, in conjunction with the GlobalNet International acquisition, we issued a promissory note to Titan Corporation in the original amount of $1,500,000. We paid Titan $500,000 during during the fourth quarter of 2003, leaving a balance owing on the note in the amount of $1,000,000, due December 17, 2003.

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

The Company paid $50,000 in December 2003 and made total additional principal payments of $325,000 during the first quarter of 2004. The Company defaulted on the remaining principal balance of $875,000.

Issuances of Company Common Stock. During the three months ended March 31, 2003, the Company issued common stock for services rendered, for conversions of Investors Note 1, and as a good faith deposit on a letter of intent to purchase new technology and products.

A total of 900,000 shares were issued for services at a value of $9,000. A total of 16,911,288 shares were issued for conversion of approximately $100,000 of Investors Note 1.

During the three months ended March 31, 2003 a total of 30,000,000 shares were issued as a good faith deposit on new products and technology in order to complete initial development while the final terms of the agreement were completed.

During the three months ended March 31, 2003, the Company cancelled 1,250,000 shares of common stock from two former employees for a cash payment of $2,500.

During the quarter ended June 30, 2003, the Company issued an aggregate of 4,900,000 shares of common stock to employees of the Company in lieu of salary and bonuses valued at approximately $26,000. The Company paid accrued bonuses from 2002 to employees in stock, totaling 11,000,000 shares valued at approximately $58,000.

During the quarter ended June 30, 2003, the Company issued an aggregate of 4,815,000 shares of common stock to consultants for services valued at approximately $27,000, and issued 5,000,000 shares to a consultant for services and discharge of indebtedness valued at approximately $30,000.

During the second quarter of 2003, a total of approximately 89.5 million shares were issued for conversion of approximately $303,000 of Investors Note 1. During the third quarter of 2003, a total of approximately 63.3 million shares were issued for conversion of approximately $95,000 of Investors Note 1.

On August 11, 2003, approximately $309,000 of the Wood Note was converted to common stock. Although the Second Amendment, effective August 7, 2003, allowed for conversion at a price of $.0016 per common share, the exercise price actually used in the conversion was $.0032.

In conjunction with the acquisition of GlobalNet International, Wood entered into a verbal agreement to convert the remaining portion of the Wood Note (approximately $1.1 million), subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 658.7 million shares of the Company’s common stock, were issued to Wood in April 2004.

On August 11, 2003, the then-Chief Executive Officer (Wood), then-President and then-Chief Financial Officer converted an aggregate of approximately $230,000 of accrued bonuses and salaries payable into 71,911,750 Company common shares. In addition, as described above, Wood converted $309,000 of the Wood Note into approximately 96.6 million Company common shares.

The conversions substantially provided sufficient shares held by insiders, such that Board of Directors’ resolutions increasing the authorized number of shares to 20 billion shares and authorizing a new class of preferred stock, could be passed by action of majority shareholders. The increase in authorized shares, preferred stock authorization, and the ability to deliver proxies representing majority control of the Company were elements of the GEF negotiations, finally consummated on August 25, 2003.

During the fourth quarter of 2003, the Company issued 100 million common shares to GEF in partial payment of the shares due under the GlobalNet International acquisition.

Year Ended December 31, 2004 versus Year Ended December 31, 2003

Net Cash From (Used In) Operating Activities. As of December 31, 2004, we had cash of approximately $221,000 versus approximately $43,000 at December 31, 2003. At December 31, 2004, we had approximately $97,000 of accounts receivable currently due, versus approximately $27,000 at December 31, 2003. For the years ended December 31, 2004 and 2003, and in the absence of net cash infusions from International, GlobalNet/iDial’s cash generated from operations was not sufficient to meet all of our operating obligations.

Net cash used in operating activities was approximately ($2.2 million) for the year ended December 31, 2004, versus approximately ($181,000) used in operations for the year ended December 31, 2003. The 2003 results were heavily affected by the net infusion of cash from International of approximately $2.1 million.

Net Cash From (Used In) Investing Activities. The Company purchased certain telephony assets from the International bankruptcy estate in the fourth quarter of 2004.

Net cash provided by (used in) investing activities was approximately ($2.2) million for the year ended December 31, 2003. The cash used in investing activities was associated with payments to Titan and transaction costs, both related to the GlobalNet International acquisition.

The Company had minimal asset additions in 2003, and sold several assets to raise cash during the second quarter of 2003.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was approximately $2.9 million for the year ended December 31, 2004. As discussed below, the Company received approximately $3.6 million from the issuance of Investors Note 4, net of lender fees.

The uses in 2004 consisted of payments against the Titan Note and preferred stock redemptions. During the quarter ended September 30, 2004, the Company made certain cash redemption payments against its mandatorily redeemable preferred stock obligations.

Convertible Debt Instruments- the Investors Notes. In May 2004 the Company executed a convertible note agreement for a principal amount of $3,800,000 (“Investors Note 4”). Net proceeds of approximately $2.4 million (net of lender fees of approximately $160,000) were received in two tranches in May and June 2004. In October 2004, a third tranche of approximately $1.1 million (net of lender fees of approximately $88,000) was also received. As originally structured, Investors Note 4 bore interest at 6%, matured four years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.06 or (ii) 70% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 11,400,000 warrants to purchase common stock at a price of $.02 per share, for a five year period.

In conjunction with the Investors Note 4 financing and related negotiations with the Company’s majority shareholder, by Letter Agreement, the interest rate on Investors Note 1, Investors Note 2, and Investors Note 3 was reduced to 6%. The Company was also granted additional time to secure approval to increase the authorized capitalization of the Company and to obtain the effectiveness of a registration statement.

On October 29, 2004, by Letter Agreement, the Company agreed to change the conversion feature on Investors Note 4 to equal to the lower of (i) $0.016 or (ii) 40% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The Company also agreed to change the interest rate to 12%. The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant loss of approximately $3.3 million recorded upon execution.

Convertible Debt Instruments- the Mandatorily Redeemable Preferred Stock Convertible Debt Instruments. On February 22, 2004, GEF notified the Company that GEF was exercising its right to rescind the transactions contemplated by the Securities Purchase Agreement dated August 22, 2003. In consideration of GEF's agreement to hold in abeyance the exercise of its rescission right, the Company extended the time for GEF to exercise such rescission right to February 27, 2004. On February 27, 2004, the time for GEF to exercise its rescission right lapsed without GEF effectively exercising such right.

On March 2, 2004, GEF notified the Company that it waived any and all defaults by the Company under the terms of the Preferred Stock and agreed that unpaid Preferred Stock dividends accrued to date would be added to the face amount of the Preferred Stock. As consideration for the waiver, the conversion price was reduced from $.0074 to $.0016, and a substantial loss on extinguishment of debt was recorded.

In conjunction with an agreement whereby the existing debt holders would lend additional amounts to the Company (Investors Note 4, above), GEF agreed on April 6, 2004 to convert current and future principal and interest through June 2004 into 1,171,875,000 shares of common stock as long as subsequent debt service and interest payments continued to be made timely.

From July 1, 2004 to September 30, 2004, the Company made timely payments of $175,000 per month to GEF, including approximately $346,000 of principal reduction. Additionally, in July 2004, GEF converted approximately $90,000 of Series A Preferred Stock to approximately 56 million shares of common stock.

On October 20, 2004, the Company and GEF reached an agreement (the “PS/CS Surrender Agreement”) whereby GEF agreed to surrender to the Company all of its holdings of the Company’s Preferred Stock and waive payment of accrued but unpaid dividends and to surrender for cancellation approximately 3.436 billion of Company common Investors Note shares held by GEF. The Preferred Stock and common stock surrenders were contingent upon funding of additional Investors Notes, which was satisfied by execution of Investors Note 4 on October 29, 2004. In conjunction with execution of the PS/CS Surrender Agreement, the previous common stock surrender agreement was cancelled and all previous agreements with GEF relating to Iraq telecommunications services were cancelled. The agreement also contained indemnities and releases.

Since the PS/CS Surrender Agreement involved the controlling shareholder (GEF) of the Company, the Company has concluded that the transaction lacks economic substance and is essentially a capital transaction. Accordingly, after accruing all dividends through the retirement date, the retirement of the preferred stock is treated as a capital contribution recorded as additional-paid-in-capital. The derivative liability associated with the embedded derivative in the preferred stock instrument, after remeasuring the liability through the retirement date, is also treated as a capital contribution recorded as additional-paid-in-capital. The recording of the transaction results in no net effect on equity and no income statement effect.

Inclusive of the extinguishment of derivatives liabilities associated with the embedded derivative feature, the total recorded contribution to capital recorded as a result of the preferred and common stock surrenders was approximately $44.2 million during the fourth quarter of 2004.

Issuances of Company Common Stock. On January 2, 2004, the Company issued 300,000,000 shares of common stock, registered on Form S-8, valued at approximately $21 million, to International consultants to help secure certain mobile satellite contracts. The value of the issued shares were reflected on the Company’s balance sheet as a related party receivable from GlobalNet International.

The consultants were assisting GlobalNet International with three initial announced projects with Iraq, Libya and Cuba. At March 31, 2004, the Libya and Cuba projects were still being evaluated by the Department of Defense (”DoD”)and would begin when approval from the DoD was received by the Company. The Iraqi project was underway with initial distribution of Satellite Phones and SIMSs (Subscriber Identity Modules) cards. The announcement of the successful testing and launch of the Iraqi project stated that the "Pre-Paid Mobile Satellite System serves Turkey, and areas to the south and east, including the eastern Mediterranean, Egypt, Lebanon and Iraq. This project will serve as a template to carry all the voice traffic from the countries currently in negotiations or awaiting approval from either the DoD or State Department."

Pursuant to SFAS No. 123R, EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and EITF 00-18:“Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” the Company recorded a liability to issue stock at December 31, 2003 in the amount of $21 million with the offset to related party receivable from GlobalNet International.

The Consultants performed some services in the first quarter of 2004, but little, if any, thereafter. Accordingly, the Company wrote-off the receivable of $21 million in the first quarter of 2004.

On February 4, 2004, the Company issued approximately 9 million shares in conversion of approximately $14,000 of Investors Note 1.

In conjunction with the acquisition of GlobalNet International, our Chief Executive Officer entered into a verbal agreement to convert the remaining portion of the Wood Note (approximately $1.1 million), subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 658.7 million shares of the Company’s common stock, were issued to Wood in April 2004.

On August 7, 2003, the Company entered into an agreement related to the acquisition of GBLK (GBLK Note) for a convertible note in the amount of $118,000. The note was freely convertible at $.0016 per share, or a 50% discount from the day’s trading high. In conjunction with the acquisition of GlobalNet International, the holder of the GBLK Note entered into a verbal agreement to convert the GBLK Note, subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 73.8 million shares of the Company’s common stock, were issued in April 2004.

On August 7, 2003, the Company entered into an agreement with a vendor to whom it owed a commission payable (Commission Note) for a convertible note in the amount of approximately $268,000. The note was freely convertible at $.0016 per share, or a 50% discount from the day’s trading high. In conjunction with the acquisition of GlobalNet International, the holder of the Commission Note entered into a verbal agreement to convert the Commission Note, subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 167.5 million shares of the Company’s common stock, were issued to in April 2004.

In conjunction with an agreement whereby the existing debt holders would lend additional amounts to the Company (Investors Note 4, above), GEF agreed on April 6, 2004 to convert current and future principal and interest through June 2004 into 1,115,875,000 shares of common stock as long as subsequent debt service and interest payments continued to be made timely.

On April 30, 2004, the Company issued approximately 4.6 billion shares of restricted common stock as completion of payment of the GlobalNet International acquisition in August 2003. These shares were issued to GEF and affiliates as consideration for its negotiated 60% ownership of the Company subsequent to consummation of the acquisition.

On May 27, 2004, the Company and GEF reached an agreement (the “CS Surrender Agreement”) whereby GEF agreed to surrender to the Company the number of Company common shares held by GEF necessary to service conversions by the investors incident to the investors’ conversion privileges in the Investors Notes. Under the CS Surrender

Agreement, GEF’s obligations to surrender shares upon Investors Note conversions was limited to an aggregate 2.5 billion common shares.

On June 9, 2004, the investors converted approximately $103,000 of Investors Note 1 into approximately 64 million Company common shares. On August 25, 2004, GEF surrendered an equivalent amount of common shares to the Company for cancellation. Since the transaction involved the controlling shareholder (GEF) of the Company, the Company has concluded that the transaction lacks economic substance and is essentially a capital transaction. Accordingly, the retirement of the common stock is treated as a capital stock retirement at fair value on August 25, 2004, with the gain recorded as additional paid-in-capital. The recording of the transaction results in no net effect on equity and no income statement effect.

On June 10, 2004, the Company issued 15 million shares, valued at $420,000, as severance to a former President of the Company.

In July 2004, GEF converted approximately $90,000 of Series A Preferred Stock to approximately 56 million shares of common stock.

In August 2004, the Company issued 500,000 shares to an employee of International, as severance.

As discussed above, on October 20, 2004, the Company and GEF reached an agreement (the “PS/CS Surrender Agreement”) whereby GEF agreed to surrender to the Company all of its holdings of the Company’s Preferred Stock and waive payment of accrued but unpaid dividends and to surrender for cancellation approximately 3.436 billion of Company common shares held by GEF.

On November 10, 2004, the investors converted approximately $121,000 of Investors Note 2 into approximately 75.9 million Company common shares.

On December 30, 2004, the Company completed its share issuance obligations under the various GlobalNet International contracts by issuing approximately 149.4 million shares as a commission/finder’s fee.

On December 30, 2004, the Company’s transfer agent issued 80 million shares to an International telecommunications consultant, of which 55 million shares are shown as issued for accounting purposes. The Company’s transfer agent issued 150 million shares to Ocean Avenue Advisors, of which approximately 56.2 million shares are shown as issued for accounting purposes. The Company’s transfer agent issued an aggregate of approximately 188.7 million shares to Company employees (including officers), directors, International employees and consultants, of which approximately 14.2 million shares are shown as issued for accounting purposes.

Increase in Authorized Shares.

On December 31, 2003, a majority of the Company's stockholders voted by written consent in lieu of a special meeting of stockholders to amend the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock of the Company from 1,000,000,000 shares to 20,000,000,000. The Company filed the amendment to the Certificate of Incorporation to be effective April 21, 2004.

Results of Operations

Year Ended December 31, 2003

Revenue. Revenue for the year ended December 31, 2003 was approximately $3.3 million, net of agent commissions of approximately $.1.4 million. The first two quarters of 2003 exhibited relatively flat revenue of approximately $1.2 million and $1.1 million, respectively. The third quarter of 2003 had revenue of approximately $.8 million. However, in the absence of the GlobalNet International acquisition, which occurred in late August 2003, and followed by the beginning of the migration of operations to International soon thereafter, it is believed that revenue for the third quarter of 2003 would have been relatively flat with the first three quarters of 2003.

As discussed in “Overview,” above, subsequent to the acquisition of GlobalNet International in August 2003, the Company began migrating most of its operations to International. The Company’s prepaid international calling card markets, which dominated the Company’s product mix, were not a primary focus of International and were largely abandoned post-acquisition. The final quarter of 2003 reflected this migration to International, and the substantial abandonment of the previous prepaid international calling card markets, and total revenue was only approximately $.2 million.

Data Communications and Telecommunications Costs. Total Data Communications and Telecommunications costs were approximately $3.3 million during the year ended December 31, 2003. These costs consist primarily of the costs of providing termination of long distance traffic over our networks and the wholesale cost of products purchased for resale by us. These costs are variable with the level of revenue during any given period. Excess of net revenue over total Data Communications and Telecommunications costs was approximately (0.5)%.

These negative margins are indicative of increasing competition in the markets that the Company serves. Prior to the GlobalNet International acquisition, the Company was continuously negotiating and renegotiating contracts in its current and proposed markets.

Subsequent to the acquisition, data communications and telecommunications cost management was performed through International’s existing infrastructure.

Network Operations Costs. Network Operations Costs include operating leases for certain telecommunications equipment, personnel costs for technical support and operations for our customers, and the costs of our software development consultants in Sri Lanka. Network Operations Costs totaled approximately $389,000 for the year ended December 31, 2003.

During the second quarter of 2003, we gave our network operations employees stock based compensation, valued at approximately $26,000.

Network Operations Costs decreased substantially during the last month of the third quarter of 2003, and during the fourth quarter of 2003, due to personnel reductions associated with the migration of responsibilities to International. By the end of 2003, the Company’s Network Operations Costs were effectively limited to certain small equipment leases and the costs of our software development consultants in Sri Lanka.

Selling and Marketing Costs. Selling and Marketing Costs primarily relate to sales personnel, advertising and marketing initiatives. During the year ended December 31, 2003, these costs were primarily personnel related, and totaled approximately $205,000.

During the second quarter of 2003, we gave our sales employees stock based compensation, valued at approximately $11,000.

By the end of the third quarter of 2003, Selling and Marketing Costs were dramatically reduced, primarily through personnel related reductions. During the fourth quarter of 2003, all Selling and Marketing Costs were migrated to International, and the Company did not incur substantial Selling and Marketing Costs in that quarter.

General and Administrative Expenses. General and Administrative Expenses consist primarily of executive and other support personnel costs, consulting expenses (including amounts paid in common stock), legal and professional fees, rent and office expenses, and travel expenses. General and Administrative Expenses totaled approximately $1.3 million for the year ended December 31, 2003.

The largest components of General and Administrative Expenses were personnel costs of approximately $459,000, legal and professional fees of approximately $358,000, travel and entertainment expenses of approximately $105,000, and consulting expenses of approximately $96,000. Legal and professional expenses were particularly affected by the complexities of the GlobalNet International acquisition.

Personnel related expense included accrued compensation granted to our Chief Executive Officer and our Chief Financial Officer during the quarters ended June 30, 2003 and September 30, 2003, totaling approximately $210,000. As discussed above, the accrued compensation granted to these two executive officers was converted into common shares of the Company on August 11, 2003.

Asset Write-offs. During the quarter ended June 30, 2003, the Company sold certain telecommunications to raise needed cash, at a loss of approximately $15,000. The Company also impaired certain other assets based upon the exit from various product lines, in the amount of approximately $55,000.

In December 2003, the Company formally changed its name to GlobalNet Corporation. The name change, in combination with the migration of operations to International and International’s abandonment of certain of the Company’s previously branded products, resulted in the decision to fully impair the Company’s trademark assets. The Company recorded a $43,000 charge to earnings as a result of this impairment.

Interest Expense. Interest expense during the year ended December 31, 2003 was approximately $707,000, primarily associated with interest on shareholder loans, related party loans, new Investors Notes funding beginning in February 2003, and new mandatorily redeemable preferred stock issuances in conjunction with the GlobalNet International acquisition.

Beginning in the third quarter of 2003, shareholder loan interest was eliminated, due to verbal agreements to convert the underlying loan to Company common stock.

Gain on Extinguishments of Debt- the Wood Note. As discussed above, the Company was indebted to our Chief Executive Officer for a demand note payable in the approximate amount of $1,363,000 (the “Wood Note”) at both December 31, 2002 and March 31, 2003. During the quarter ended March 31, 2003, we entered into a new convertible debt instrument with certain investors (the “Investors Note 1”). As part of the negotiations for the new convertible debt instrument, our Chief Executive Officer agreed to defer repayment of his demand note payable for a period of six months after the new investors had been repaid.

In consideration of this extension of time, the Company agreed to change the conversion option in the Wood Note from a 20% discount to a 50% discount. Under EITF No. 96-19, the changes to the Wood Note were considered to be an extinguishment of debt and the entry into a new debt arrangement. The Company calculated the change in value of the old and new deemed instruments, and recorded a gain on extinguishment of debt of approximately $359,000. However, both the old demand and new deemed debt arrangements were determined to be derivative liabilities under EITF No. 00-19, and during the quarter ended March 31, 2003, a total derivative expense for the instruments of approximately $531,000 was recorded.

On August 7, 2003, we amended the Wood Note to provide for a fixed conversion price of $.0016 per share. The amended price per share was the same fixed price conversion as contained in other new notes we entered into during the quarter, and was slightly higher than the price that would have been utilized under the previous agreement which contemplated a 50% discount to the current stock price. However, the change to a fixed price conversion option would provide benefits to the holder during a period of rising stock prices and would be detrimental to the holder during a period of falling stock prices. Under EITF No. 96-19, the change to the Wood Note was considered to be an extinguishment of debt and the entry into a new debt arrangement. The Company calculated the change in value of the old and new deemed instruments, and recorded a gain on extinguishment of debt of approximately $288,000.

Gain (Losses) on Extinguishments of Debt- the Investors Notes. We entered into a new convertible debt instrument with our Investors (“Investors Note 2”) during the quarter ended June 30, 2003. As part of this funding, we agreed to change the terms of Investors Note 1 to allow conversion at a 50% discount to our trailing 20 day stock price, versus the original 40% discount. This change affected the remaining balances under Investors Note 1, as well as the first funding tranche under Investors Note 2.

Under EITF No. 96-19, the changes to Investors Note 1 and Investors Note 2 (first funding tranche only) were considered to be extinguishments of debt and the entry into new debt arrangements. The Company calculated the change in value of the old and new deemed instruments, and recorded a loss on extinguishment of debt of approximately $302,000.

In August 2003, in conjunction with the acquisition of International, we entered into a new convertible debt instrument with our Investors (“Investors Note 3”). As part of this funding, we agreed to change the terms of Investors Note 1 and Investors Note 2 to allow conversion at the lower of $.0016 per Company common share or a 50% discount to our trailing 20 day stock price. Under EITF No. 96-19, the change to the Investors Note 1 and Investors Note 2 were considered to be extinguishments of debt and the entry into new debt arrangements. The addition of a fixed conversion price, combined with the then-rising stock prices, resulted in an aggregate loss on extinguishment of Investors debt of approximately $940,000.

Gain (Losses) on Extinguishments of Debt- the Mandatorily Redeemable Preferred Stock. In December 2003, the Company determined that it would be unable to make the payments required by the Series A Preferred Stock Certificate of Designation. On December 8, 2003, the Company’s Board of Directors discussed the impending default on the Preferred Stock. The default would allow GEF to convert the Preferred Stock, upon notice and cure period, but would also have other damaging consequences to the

Company. The Board of Directors concluded that it would be better to amend the Series A Preferred Stock to provide free convertibility without the damages attendant to default proceedings. Accordingly, the Board of Directors adopted a resolution granting free convertibility of the Series A Preferred Stock at $.0074 per share of common stock (the same conversion price as was then in the Series A Certificate of Designation). The Board of Directors also adopted a resolution directing that the Preferred Stock and the common shares underlying same be registered with the SEC, together with the shares underlying the Investors Notes. By Unanimous Written Consent of the Board of Directors, on December 31, 2003, the Board formally adopted the changes to Series A and Series B Preferred Stock, discussed above.

The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant loss of approximately $64.1 million recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded.

Gain (Losses) on Extinguishments of Debt- Other Debt. During the year ended December 31, 2003, the Company amended or settled other debt, including a derivative instrument, and recorded a net gain on extinguishments of approximately $14,000.

Loss on Debt Conversions- the Investors Notes. As discussed above, Investors Note 1 contained conversion options and registration rights. During the quarter ended March 31, 2003, a total of approximately $100,000 of Investors Note 1 was converted into approximately 16.9 million shares of the Company’s common stock. A loss of approximately $116,000 was recorded on this debt conversion primarily since the Company was required to accrete Investors Note 1 to full par value, more quickly than the debt instrument terms contemplated.

During the quarter ended June 30, 2003, a total of approximately $303,000 of Investors Note 1 was converted into approximately 89.5 million shares of the Company’s common stock. A loss of approximately $326,000 was recorded on this debt conversion primarily since the Company was required to accrete Investors Note 1 to full par value, more quickly than the debt instrument terms contemplated.

During the quarter ended September 30, 2003, a total of $95,000 of Investors Note 1 was converted into approximately 63.3 million shares of the Company’s common stock. A loss of approximately $95,000 was recorded on this debt conversion since the Company was required to accrete the converted portions of the Investors Note 1 to full par value, more quickly than the debt instrument terms contemplated.

There were no conversions of Investors Notes during the fourth quarter of 2003.

Loss on Debt Conversions- the Wood Note . On August 11, 2003, our Chief Executive Officer converted approximately $309,000 of the Wood Note into approximately 96.6 million shares of the Company’s common stock. The price used in the conversion was

$.0032 per common share, although the August 7, 2003 amendment to the Wood Note allowed for conversion at $.0016. A loss of approximately $309,000 was recorded on this debt conversion since the Company was required to accrete the converted portion of the Wood Note to full par value, more quickly than the debt instrument terms contemplated.

Derivatives Expense. At December 31, 2002, the Company’s only derivative instrument was the Wood Note. During 2003, the Company entered into additional instruments containing derivative features: Investors Note 1, Investors Note 2, Investors Note 3, Investors Notes Interest, the Commission Note, the GBLK Note, and the mandatorily redeemable preferred stock.

The Company evaluates the initial expense and the re-measurement obligations on these instruments utilizing the Black-Scholes Option Pricing Model. During the year ended December 31, 2003, the Company recorded aggregate derivatives expense on these instruments of approximately $480.9 million, as detailed in the table below:

(in 000's)
Convertible	Y2003
Instrument	Exp.(Inc.)

Wood Note	$91,040
Investors Note 1	21,350
Investors Note 2	42,302
Investors Note 3	150,534
Investors Notes Interest	13,077
Commission Note	23,457
GBLK Note	10,114
Preferred Stock	129,003
$480,877

The primary reason for the significant expense is that the stock price increased significantly from a price of $.0025 on August 6, 2003 (the date of the GlobalNet International acquisition memorandum of understanding) to $.14 on December 31, 2003. All of the convertible instruments, with the exception of the mandatorily redeemable preferred stock provided for a fixed conversion price of $.0016 per common share. At December 31, 2003, the mandatorily redeemable preferred stock could be converted at a fixed conversion price of $.0074 per common share.

Other Expense. In late December 2002, the Company made a loan to a potential acquisition candidate in the amount of $50,000. During the first quarter of 2003, the potential acquisition candidate filed for bankruptcy protection. The Company evaluated its prospects for loan recovery, and during the quarter ended June 30, 2003, determined that we were unlikely to recover any amounts in bankruptcy proceedings.

Loss on Unconsolidated Subsidiaries. As discussed above, the Company accounts for its investment in GlobalNet International on the equity method of accounting. During the quarter ended September 30, 2003, we recorded the entire loss from GlobalNet International’s operations for the period August 26, 2003 to September 30, 2003. This loss totaled approximately $676,000.

For purposes of preparing the restated 2003 financial statements (see “NOTE (3) Restatements”), the Company reviewed internally generated cash flow projections that were generally contemporaneous with yearend 2003. These contemporaneous internally generated cash flow projections clearly demonstrated that International’s goodwill and separately identified acquired intangible assets were unlikely to be recovered. Additionally, the Company reviewed the previously utilized goodwill impairment “enterprise” method, in light of the significant restatements detailed at “NOTE (3) Restatements,” and concluded that the errors and adjustments to the originally issued financial statements could have affected the valuation of the common stock used in the “enterprise” method. As a result of these analyses, the Company concluded that utilization of contemporaneous cash flow projections for impairment testing would result in a preferable financial statement result.

This evaluation resulted in the full impairment of all International goodwill and separately identified acquired intangible assets at December 31, 2003, with a corresponding associated write-off of investment in GlobalNet International on the books of GlobalNet/iDial. This write-off of the Company’s investment in GlobalNet International, at December 31, 2003, totaled approximately $49 million.

Income Taxes. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of December 31, 200, and for the year then ended.

Year Ended December 31, 2004 Versus Year Ended December 31, 2003

Revenue. Revenue for the year ended December 31, 2004 was approximately $81,000, versus revenue for the year ended December 31, 2003 of approximately $3.3 million (net of agent commissions). GlobalNet/iDial began migrating their operations and personnel to International, following International’s acquisition in August 2003. By the quarter ended March 31, 2004, substantially all of GlobalNet/iDial’s operations had been migrated, with the exception of small amounts of previously deferred revenue.

Beginning in May 2004, the Company derived commission revenue through its wholly-owned subsidiary, Carrier. All of the Company’s revenue during the third and fourth quarters of 2003 were derived from Carrier. As discussed above, Carrier’s sales are treated as commission revenue.

Revenue for the year ended December 31, 2003 was approximately $3.3 million, net of agent commissions of approximately $1.4 million. The first two quarters of 2003 exhibited relatively flat revenue of approximately $1.2 million and $1.1 million, respectively. The third quarter of 2003 had revenue of approximately $.8 million. However, in the absence of the GlobalNet International acquisition, which occurred in late August 2003, and followed by the beginning of the migration of operations to International soon thereafter, it is believed that revenue for the third quarter of 2003 would have been relatively flat with the first three quarters of 2003.

As discussed in “Overview,” above, subsequent to the acquisition of GlobalNet International in August 2003, the Company began migrating most of its operations to International. The Company’s prepaid international calling card markets, which dominated the Company’s product mix, were not a primary focus of International and were largely abandoned post-acquisition. The final quarter of 2003 reflected this migration to International, and the substantial abandonment of the previous prepaid international calling card markets, and total revenue was only approximately $.2 million.

Data Communications and Telecommunications Costs. Total Data Communications and Telecommunications costs were approximately $92,000 during the year ended December 31, 2004, versus approximately $3.3 million during the year ended December 31, 2003. The significant decrease in these costs reflects the migration of revenue producing activities to International, as discussed above. Specifically, all costs of transmitting Carrier’s traffic were borne by International (hence, the “commission” treatment discussed above). Therefore, these Data Communications and Telecommunications costs are very low in the third and fourth quarters of 2004.

Total Data Communications and Telecommunications costs were approximately $3.3 million during the year ended December 31, 2003. These costs consist primarily of the costs of providing termination of long distance traffic over our networks and the wholesale cost of products purchased for resale by us. These costs are variable with the level of revenue during any given period. Excess of net revenue over total Data Communications and Telecommunications costs was approximately (0.5)%.

These negative margins are indicative of increasing competition in the markets that the Company serves. Prior to the GlobalNet International acquisition, the Company was continuously negotiating and renegotiating contracts in its current and proposed markets. Subsequent to the acquisition, data communications and telecommunications cost management was performed through International’s existing infrastructure.

Network Operations Costs. Network Operations Costs include operating leases for certain telecommunications equipment, personnel costs for technical support and operations for our customers, and the costs of our software development efforts (including the costs of our consultants in Sri Lanka). Network Operations Costs for the year ended December 31, 2004 totaled approximately $160,000, versus approximately $389,000 during the year ended December 31, 2003. The significant decrease in these costs reflects the migration of revenue producing activities, and associated costs and infrastructure, to International, as discussed above.

Partially offsetting the cost reductions from the migration of activities to International, the Company incurred expenses during 2004 for the development of Voice Over Internet Protocol (‘VoIP”) products.

Network Operations Costs totaled approximately $389,000 for the year ended December 31, 2003. During the second quarter of 2003, we gave our network operations employees stock based compensation, valued at approximately $26,000.

Network Operations Costs decreased substantially during the last month of the third quarter of 2003, and during the fourth quarter of 2003, due to personnel reductions associated with the migration of responsibilities to International. By the end of 2003, the Company’s Network Operations Costs were effectively limited to certain small equipment leases and the costs of our software development consultants in Sri Lanka.

Selling and Marketing Costs. Selling and Marketing Costs primarily relate to sales personnel, advertising and marketing initiatives, and the costs of consultants. During the year ended December 31, 2004, these costs totaled approximately $100,000, versus approximately $205,000 during the year ended December 31, 2003. The significant decrease in these costs reflects the migration of revenue producing activities, and associated costs and infrastructure, to International, as discussed above.

The Company’s Selling and Marketing Costs during 2004 were concentrated in a single advertising campaign, and for the costs of certain consultants. During the quarter ended June 30, 2004, the advertising costs were approximately $61,000, consisting primarily of an advertising campaign with NASCAR.

During the year ended December 31, 2003, these costs were primarily personnel related, and totaled approximately $205,000.

During the second quarter of 2003, we gave our sales employees stock based compensation, valued at approximately $11,000.

By the end of the third quarter of 2003, Selling and Marketing Costs were dramatically reduced, primarily through personnel related reductions. During the fourth quarter of 2003, all Selling and Marketing Costs were migrated to International, and the Company did not incur substantial Selling and Marketing Costs in that quarter.

General and Administrative Expenses. General and Administrative Expenses consist primarily of executive and other support personnel costs, consulting expenses (including amounts paid in common stock), legal and professional fees, rent and office expenses, and travel expenses. During the year ended December 31, 2004, these costs were approximately $1.8 million, versus General and Administrative Expenses during the year ended December 31, 2003 of approximately $1.3 million.

Although certain categories of expenses decreased in 2004 as a result of the migration of revenue producing activities, and associated costs and infrastructure, to International, other categories significantly increased. Legal and professional fees totaled approximately $475,000, increasing approximately 33% from 2003. The increase in legal and professional fees reflects, in part, the increased complexities associated with the International acquisition.

During the quarter ended June 30, 2004, the Company agreed to a $420,000 severance agreement with the former President of the Company, paid in shares of the Company’s common stock. Consulting expenses increased from approximately $96,000 in 2003 to approximately $487,000 during 2004. Included in the consulting expenses for 2004 was approximately $360,000 of stock based compensation we gave to executive consultants for the Company. Personnel related costs decreased from approximately $459,000 during the year ended December 31, 2003 to approximately $255,000 during the year ended December 31, 2004.

General and Administrative Expenses totaled approximately $1.3 million for the year ended December 31, 2003. The largest components of General and Administrative Expenses were personnel costs of approximately $459,000, legal and professional fees of approximately $358,000, travel and entertainment expenses of approximately $105,000, and consulting expenses of approximately $96,000. Legal and professional expenses were particularly affected by the complexities of the GlobalNet International acquisition.

Personnel related expense included accrued compensation granted to our Chief Executive Officer and our Chief Financial Officer during the quarters ended June 30, 2003 and September 30, 2003, totaling approximately $210,000. The accrued compensation granted to these two executive officers was converted into common shares of the Company on August 11, 2003.

Asset Write-offs. During the year ended December 31, 2004, the Company wrote off or impaired certain additional telecommunications assets, at a loss of approximately $256,000. Included in this amount was the write-off of the software purchased in the GBLK acquisition.

During the quarter ended June 30, 2003, the Company sold certain telecommunications to raise needed cash, at a loss of approximately $15,000. The Company also impaired certain other assets based upon the exit from various product lines, in the amount of approximately $55,000.

In December 2003, the Company formally changed its name to GlobalNet Corporation. The name change, in combination with the migration of operations to International and

International’s abandonment of certain of the Company’s previously branded products, resulted in the decision to fully impair the Company’s trademark assets. The Company recorded a $43,000 charge to earnings as a result of this impairment.

Interest Expense. Interest expense during the year ended December 31, 2004 was approximately $1.7 million, versus approximately $.7 million during the year ended December 31, 2003. The increase in interest costs is primarily associated with amortization of short-term refinancing costs on the Titan Note (see “NOTE (6) Notes Payable and Associated Derivatives Liabilities; Substantial Modifications of Debt”), new interest expense on mandatorily redeemable preferred stock issued in conjunction with the International acquisition, and with interest costs associated with borrowings under Investors Note 3 and Investors Note 4.

Interest expense during the year ended December 31, 2003 was approximately $.7 million, primarily associated with interest on shareholder loans, related party loans, new Investors Notes funding beginning in February 2003, and new mandatorily redeemable preferred stock issuances in conjunction with the GlobalNet International acquisition.

Beginning in the third quarter of 2003, shareholder loan interest was eliminated, due to verbal agreements to convert the underlying loan to Company common stock.

Gain on Extinguishments of Debt- the Wood Note. During the year ended December 31, 2004, the Company did not have any extinguishment of debt related to the Wood Note. However, see discussions below related to conversion losses and derivatives income associated with the Wood Note during 2004. As discussed below, material transactions were recorded during the year ended December 31, 2003 related to Wood Note extinguishments of debt.

The Company was indebted to our Chief Executive Officer for a demand note payable in the approximate amount of $1,363,000 (the “Wood Note”) at both December 31, 2002 and March 31, 2003. During the quarter ended March 31, 2003, we entered into a new convertible debt instrument with certain investors. As part of the negotiations for the new convertible debt instrument, our Chief Executive Officer agreed to defer repayment of his demand note payable for a period of six months after the new investors had been repaid.

In consideration of this extension of time, the Company agreed to change the conversion option in the Wood Note from a 20% discount to a 50% discount. Under EITF No. 96-19, the changes to the Wood Note were considered to be an extinguishment of debt and the entry into a new debt arrangement. The Company calculated the change in value of the old and new deemed instruments, and recorded a gain on extinguishment of debt of approximately $359,000. However, both the old demand and new deemed debt arrangements were determined to be derivative liabilities under EITF No. 00-19, and during the quarter ended March 31, 2003, a total derivative expense for the instruments of approximately $531,000 was recorded.

On August 7, 2003, we amended the Wood Note to provide for a fixed conversion price of $.0016 per share. The amended price per share was the same fixed price conversion as contained in other new notes we entered into during the quarter, and was slightly higher than the price that would have been utilized under the previous agreement which contemplated a 50% discount to the current stock price. However, the change to a fixed price conversion option would provide benefits to the holder during a period of rising stock prices and would be detrimental to the holder during a period of falling stock prices. Under EITF No. 96-19, the change to the Wood Note was considered to be an extinguishment of debt and the entry into a new debt arrangement. The Company calculated the change in value of the old and new deemed instruments, and recorded a gain on extinguishment of debt of approximately $288,000.

Gain (Losses) on Extinguishments of Debt- the Investors Notes. In May 2004 the Company executed a convertible note agreement for a principal amount of $3,800,000 (“Investors Note 4”). Net proceeds of $3,552,000 (net of lender fees of approximately $248,000) were received in three tranches in May, June and October 2004. As originally structured, Investors Note 4 bore interest at 6%, matured four years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.06 or (ii) 70% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 11,400,000 warrants to purchase common stock at a price of $.02 per share, for a five year period.

On October 29, 2004, by Letter Agreement, the Company agreed to change the conversion feature to equal to the lower of (i) $0.016 or (ii) 40% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The Company also agreed to change the interest rate to 12%. The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant loss of approximately $3.3 million recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded. Since the derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each date, and the change recorded to derivatives expense.

During the year ended December 31, 2003, there were also substantial effects from extinguishment of Investors Notes. We entered into a new convertible debt instrument with our Investors (“Investors Note 2”) during the quarter ended June 30, 2003. As part of this funding, we agreed to change the terms of Investors Note 1 to allow conversion at a 50% discount to our trailing 20 day stock price, versus the original 40% discount. This change affected the remaining balances under Investors Note 1, as well as the first funding tranche under Investors Note 2.

Under EITF No. 96-19, the changes to Investors Note 1 and Investors Note 2 (first funding tranche only) were considered to be extinguishments of debt and the entry into new debt arrangements. The Company calculated the change in value of the old and new deemed instruments, and recorded a loss on extinguishment of debt of approximately $302,000.

In August 2003, in conjunction with the acquisition of International, we entered into a new convertible debt instrument with our Investors (“Investors Note 3”). As part of this funding, we agreed to change the terms of Investors Note 1 and Investors Note 2 to allow conversion at the lower of $.0016 per Company common share or a 50% discount to our trailing 20 day stock price. Under EITF No. 96-19, the change to the Investors Note 1 and Investors Note 2 were considered to be extinguishments of debt and the entry into new debt arrangements. The addition of a fixed conversion price, combined with the then-rising stock prices, resulted in an aggregate loss on extinguishment of Investors debt of approximately $940,000.

Gain (Losses) on Extinguishments of Debt- the Mandatorily Redeemable Preferred Stock. In December 2003, we amended the conversion option on the Company’s preferred stock to allow free convertibility at the holder’s option, at a conversion price of $.0074 per common share. In March 2004, we agreed to amend the conversion price to $.0016 per common share.

Under EITF No. 96-19, the change to the preferred stock conversion rights was considered to be an extinguishment of debt and the entry into a new debt arrangement. The Company calculated the change in value of the old and new deemed instruments, and recorded a loss on extinguishment of debt of approximately $309 million. However, see below, for information relating to the offsetting derivative income on the preferred stock of approximately $257 million during the same quarter.

During the quarter ended June 30, 2004, we agreed with the holders of our preferred stock to convert approximately $1.1 million of principal and $650,000 of accrued interest into Company common stock. The Company recorded a loss on the extinguishment of this debt in the approximate amount of $4.9 million.

During the quarter ended September 30, 2004, we paid a total of $525,000 in payments against our mandatorily redeemable preferred stock obligations, of which approximately $346,000 related to redemptions of principal. The Company recorded a gain on the extinguishment of this debt in the approximate amount of $838,000. The Company recorded a loss on extinguishment of debt in the approximate amount of $4.9 million upon the GEF Surrender Agreement, discussed above.

During the year ended December 31, 2003, there were also substantial effects from extinguishment of the Mandatorily Redeemable Preferred Stock. In December 2003, the Company determined that it would be unable to make the payments required by the

Series A Preferred Stock Certificate of Designation. On December 8, 2003, the Company’s Board of Directors discussed the impending default on the Preferred Stock. The default would allow GEF to convert the Preferred Stock, upon notice and cure period, but would also have other damaging consequences to the Company. The Board of Directors concluded that it would be better to amend the Series A Preferred Stock to provide free convertibility without the damages attendant to default proceedings. Accordingly, the Board of Directors adopted a resolution granting free convertibility of the Series A Preferred Stock at $.0074 per share of common stock (the same conversion price as was then in the Series A Certificate of Designation). The Board of Directors also adopted a resolution directing that the Preferred Stock and the common shares underlying same be registered with the SEC, together with the shares underlying the Investors Notes. By Unanimous Written Consent of the Board of Directors, on December 31, 2003, the Board formally adopted the changes to Series A and Series B Preferred Stock, discussed above.

The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant loss of approximately $64.1 million recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded.

Gain (Losses) on Extinguishments of Debt- Other Debt. During the year ended December 31, 2004, the Company amended or settled other debt, and recorded a net gain on extinguishments of approximately $52,000. During the year ended December 31, 2003, the Company amended or settled other debt, including a derivative instrument, and recorded a net gain on extinguishments of approximately $14,000.

Gain(Loss) on Debt Conversions- the Investors Notes. The various Investors Notes contain conversion options and registration rights. During the quarter ended March 31, 2004, $14,000 of Investors Note 1 was converted into approximately 9 million shares, resulting in a loss on debt conversion of approximately $14,000. During the quarter ended June 30, 2004, approximately $103,000 of Investors Note 1 was converted into approximately 64 million shares, resulting in a loss on debt conversion of approximately $103,000. During the quarter ended December 31, 2004, approximately $121,000 of Investors Note 2 was converted into approximately 75.9 million shares, resulting in a loss on debt conversion of approximately $122,000.

During the quarter ended March 31, 2003, a total of approximately $100,000 of Investors Note 1 was converted into approximately 16.9 million shares of the Company’s common stock. A loss of approximately $116,000 was recorded on this debt conversion primarily since the Company was required to accrete Investors Note 1 to full par value, more quickly than the debt instrument terms contemplated.

During the quarter ended June 30, 2003, a total of approximately $303,000 of Investors Note 1 was converted into approximately 89.5 million shares of the Company’s common stock. A loss of approximately $326,000 was recorded on this debt conversion primarily since the Company was required to accrete Investors Note 1 to full par value, more quickly than the debt instrument terms contemplated.

During the quarter ended September 30, 2003, a total of $95,000 of Investors Note 1 was converted into approximately 63.3 million shares of the Company’s common stock. A loss of approximately $95,000 was recorded on this debt conversion since the Company was required to accrete the converted portions of the Investors Note 1 to full par value, more quickly than the debt instrument terms contemplated.

There were no conversions of Investors Notes during the fourth quarter of 2003.

Gain(Loss) on Debt Conversions- the Other Notes. The following debt instruments were converted to Company common stock during the quarter ended June 30, 2004: the Wood Note; the Commission Note; and the GBLK Note. A loss totaling approximately $1.4 million was recorded on these debt conversions since the Company was required to accrete the notes to full par value, more quickly than the debt instrument terms contemplated.

On August 11, 2003, our Chief Executive Officer converted approximately $309,000 of the Wood Note into approximately 96.6 million shares of the Company’s common stock. The price used in the conversion was $.0032 per common share, although the August 7, 2003 amendment to the Wood Note allowed for conversion at $.0016. A loss of approximately $309,000 was recorded on this debt conversion since the Company was required to accrete the converted portion of the Wood Note to full par value, more quickly than the debt instrument terms contemplated.

Gain(Loss) on Debt Conversions- the Mandatorily Redeemable Preferred Stock. As discussed above the holders of the Company’s preferred stock agreed to convert all accrued redemption and interest amounts into Company common stock. The redemption of principal totaling approximately $1.1 million and the accrued interest totaling $650,000, were converted into approximately 1.1 billion shares of Company common stock. In addition, the holders of the Company’s preferred stock voluntarily converted approximately $90,000 into Company common stock in July 2004. A loss of approximately $1.1 million was recorded on the June transaction, and a loss of approximately $90,000 was recorded on the July transaction, since the Company was required to accrete the notes to full par value, more quickly than the debt instrument terms contemplated.

There were no conversions of the mandatorily redeemable preferred stock during the year ended December 31, 2003.

Derivatives Expense. The following convertible debt instruments are determined to be derivative instruments under EITF No. 00-19 during the year ended December 31, 2004: Investors Note 1, Investors Note 2, Investors Note 3, Investors Note 4, interest on the

Investors Notes, and the conversion option embedded in the Company’s preferred stock. The Company evaluates the initial expense and the re-measurement obligations on these instruments utilizing the Black-Scholes Model Option Pricing Model.

At December 31, 2003, the market price per Company common share was $.14. During 2004, the market price per Company common share decreased significantly, with a closing price at December 31, 2004 of $.0044. As a result of this significant common share price decrease, the Company recorded derivatives income of approximately $799.5 million. At December 31, 2004, all of the Company’s derivative instruments could be converted at a fixed conversion price of $.0016 per common share.

At December 31, 2002, the Company’s only derivative instrument was the Wood Note. During 2003, the Company entered into additional instruments containing derivative features: Investors Note 1, Investors Note 2, Investors Note 3, Investors Notes Interest, the Commission Note, the GBLK Note, and the mandatorily redeemable preferred stock. During the year ended December 31, 2003, the Company recorded aggregate derivatives expense on these instruments of approximately $480.9 million.

The primary reason for the significant expense during 2003 is that the stock price increased significantly from a price of $.0025 on August 6, 2003 (the date of the GlobalNet International acquisition memorandum of understanding) to $.14 on December 31, 2003. All of the convertible instruments, with the exception of the mandatorily redeemable preferred stock provided for a fixed conversion price of $.0016 per common share. At December 31, 2003, the mandatorily redeemable preferred stock could be converted at a fixed conversion price of $.0074 per common share.

The derivatives impact for both 2004 and 2003 is summarized in the table below:

	(in 000's)
	Year Ended December 31,
Convertible	2004	2003
Instrument	Exp.(Inc.)	Exp.(Inc.)

Wood Note	$(72,343)	$91,040
Investors Note 1	(19,212)	21,350
Investors Note 2	(41,693)	42,302
Investors Note 3	(148,197)	150,534
Investors Note 4	3,527	-
Investors Notes Interest	(11,944)	13,077
Commission Note	(18,826)	23,457
GBLK Note	(8,110)	10,114
Preferred Stock (a)	(482,699)	129,003
	$(799,497)	$480,877

(a)	net income effect is offset by losses on extinguishment of debt

Other Expense. In late December 2002, the Company made a loan to a potential acquisition candidate in the amount of $50,000. During the first quarter of 2003, the potential acquisition candidate filed for bankruptcy protection. The Company evaluated its prospects for loan recovery, and during the quarter ended June 30, 2003, determined that we were unlikely to recover any amounts in bankruptcy proceedings.

Losses on Related Party Receivable and Unconsolidated Subsidiaries. As discussed at “NOTE (1) Organization and Description of Business,” the Company accounts for its investment in GlobalNet International on the equity method of accounting. During the quarter ended December 31, 2003, the Company wrote off its entire investment in International, but believed a related party receivable from International for stock issued to certain International consultants in the unamortized amount of approximately $21 million was collectible.

The consultants failed to perform their full contractual obligations, and at March 31, 2004, we wrote off the receivable from International in the approximate amount of $21 million. During the last three quarters of 2004, we wrote off approximately $427,000 of investment in International, primarily related to additional stock based compensation granted to International consultants and employees. In addition, the Company incurred certain marketing obligations for an unconsolidated subsidiary engaged in global satellite communications, and recorded a loss of approximately $87,000 on that investment.

During the third quarter of 2003, we recorded the entire loss from GlobalNet International’s operations for the period August 26, 2003 to September 30, 2003. This loss totaled approximately $676,000.

For purposes of preparing the restated 2003 financial statements (see “NOTE (3) Restatements”), the Company reviewed internally generated cash flow projections that were generally contemporaneous with yearend 2003. These contemporaneous internally generated cash flow projections clearly demonstrated that International’s goodwill and separately identified acquired intangible assets were unlikely to be recovered. Additionally, the Company reviewed the previously utilized goodwill impairment “enterprise” method, in light of the significant restatements detailed at “NOTE (3) Restatements,” and concluded that the errors and adjustments to the originally issued financial statements could have affected the valuation of the common stock used in the “enterprise” method. As a result of these analyses, the Company concluded that utilization of contemporaneous cash flow projections for impairment testing would result in a preferable financial statement result.

This evaluation resulted in the full impairment of all International goodwill and separately identified acquired intangible assets at December 31, 2003, with a corresponding associated write-off of investment in GlobalNet International on the books of GlobalNet/iDial. This write-off of the Company’s investment in GlobalNet International, at December 31, 2003, totaled approximately $49 million.

Income Taxes. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of either December 31, 2004 or December 31, 2003, and for the years then ended.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements for all periods presented include the accounts of GlobalNet Corporation and its wholly owned subsidiaries, principally consisting of Carrier. All intercompany accounts and balances have been eliminated in consolidation. The Company’s consolidated statements include it’s wholly owned subsidiary Carrier. The Company previously included the accounts of it’s wholly owned subsidiary International. International filed for bankruptcy protection on June 30, 2004 Pursuant to the provisions of SFAS No. 94, the Company cannot meet the standard of maintaining control of this subsidiary while under bankruptcy protection. Accordingly, the accounts of GlobalNet International have been removed from all periods presented and has been accounted for under the equity method of accounting.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Fair Value of Financial Instruments

Financial instruments consist principally of accounts receivable, carrier deposits, accrued expenses, accounts payable, notes payable, and capital leases. The estimated fair values of these instruments approximate their carrying values.

Goodwill and Intangible Assets

The Company reviews goodwill and other intangible assets with indefinite life at least annually for impairment in accordance with the provisions established by SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. In accordance with SFAS 142 if the fair value of an intangible asset is less than the carrying amount of such asset an impairment charge is recognized and the asset is written down to its fair value. The Company’s accounts do not reflect any goodwill or intangible assets with indefinite lives during the presented periods. Other intangible assets that have a determinable life are amortized over their respective life and are tested for impairment annually. If the fair value is less than the carrying amount an impairment charge is recognized for the excess over fair value in accordance with SFAS No. 121. The Company’s accounts do not reflect any other intangible assets with definitive lives.

Concentration of Credit Risk

The Company is subject to concentrations of credit risk, which consist principally of trade accounts receivable.

The Company maintains its cash balances at various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. At December 31, 2004, the Company’s cash balances exceeded federal insured limits by approximately $23,000.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to five years. Leasehold improvements are amortized based on the straight-line method over the shorter of the term of the lease, or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred, unless the useful life of the underlying asset has been materially increased. No repairs or maintenance were capitalized in either 2004 or 2003.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment, in accordance with the provisions established under SFAS No.144, "Accounting for the Impairment or Disposal of Long Lived-Assets," when events or changes in circumstances indicate that the related carrying amount may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis is less that the carrying amount of the related assets. An impairment is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations.

In conjunction with the corporate name change from iDial to GlobalNet Corporation, the previous iDial trademarks with a net book value of $43,000 were written off at December 31, 2003.

Revenue Recognition

The Company's revenue consists of the sale of wholesale carrier voice and fax, including the servicing of prepaid calling cards in 2003, via an international network. Revenue is recognized as services are rendered as the customer utilizes minutes using the Company’s network. The calling card activation creates a deferred revenue which is recognized as the minutes are used by the calling card. Receivables over 90 days are considered impaired. The Company periodically reviews bad debts to determine the proper reserve on accounts receivable and in order to mitigate risk of loss, several customers prepay for their services, in which case revenue is deferred and is recognized as minutes are utilized.

Disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. Revenues for both the wholesale and prepaid calling card businesses are recognized when all of the following criteria are met: persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.

Derivatives

The Company accounts for its derivative obligations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was later amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133” and by “SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133” (collectively, the “Standard”). The Standard requires that derivative instruments be recorded on the balance sheet as assets or liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivatives and whether they qualify for hedge accounting. The Company’s derivative related transactions did not involve any hedging activities.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” which became effective for transactions entered into after December 15, 1995. SFAS No. 123 requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. For shares issued to employees, companies were allowed to use the intrinsic method under APB No. 25.

For the years ended December 31, 2003 and 2004, the Company’s consolidated financial statements reflect the impact of SFAS No. 123 using the fair value method prescribed by SFAS No. 123 for all stock options. Share-based compensation cost recognized under SFAS No. 123 for the years ended December 31, 2004 and 2003 are detailed at “NOTE (11) Stockholders’ Deficit.”

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Cash and Cash Equivalents

The company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Recently Issued Accounting Standards

In December 2004 the FASB issued SFAS No. 123R and amendment of SFAS No. 123. SFAS No. 123R prohibited the use of the intrinsic method for options issued to employees and mandated the fair value method for valuing all options issued. The pronouncement required those companies using APB 25 to use one of three methods to account for the change to SFAS No. 123R if they were using the intrinsic method. This pronouncement became effective for year ends beginning after June 15, 2005 for large companies and year ends beginning after December 15, 2006 for private companies and small business issuers. The Company does not expect SFAS No. 123R to have a material impact of its results of operations or financial position.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which provides guidance on the implementation of SFAS No. 123R (see discussion above). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123R in an interim period, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption of SFAS No. 123R. SAB No. 107 became effective on March 29, 2005. The Company does not anticipate that the application of this guidance will have a material impact on the Company’s financial position or results of operations. The Company will adopt SAB 107 on March 29, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of FIN 48 beginning in 2007. The Company is currently in the process of assessing what impact FIN 48 may have on its consolidated financial position, results of operations or cash flows. The Company does not anticipate that the application of this statement will have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations or financial position.

In September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. See “NOTE (3) Restatements” for information regarding material error corrections in these consolidated financial statements.

OUTLOOK

Overview- Factors That May Affect Future Results and Financial Condition

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, which we believe describe the material risks to our business, together with the information contained elsewhere in this report, before you make a decision to invest in our company. In particular, you should review the subsequent event information at “ITEM 1. DESCRIPTION OF BUSINESS,” above, for important information relating to our operations, debt currently in default, material continuing losses, significant deterioration in revenue base, and delays in new product introductions.

The Company’s acquisition of GlobalNet International and International’s subsequent bankruptcy have dramatically increased the risk of investments in our Company. International’s bankruptcy case was dismissed in June 2005, with effectively no recovery of our investment.

Subsequent to the GlobalNet International acquisition, our operations were migrated to International. As a result, our ability to generate independent revenue was significantly impaired. We restarted our independent operations in May 2004 by reinstituting the charter of Carrier. However, the process of building independent operations from a very low base, even with the “re-contracting” of customers and vendors from International, has been very slow and largely unsuccessful in terms of generating sustaining cash flow. Further, the development of Carrier has generated the risk that diminution of estate and successor liability claims could be asserted against the Company.

Our strategy was to continue to assist International in successfully emerging from bankruptcy protection, build a complementary wholesale business through International, and to develop retail VoIP products. Given the competitive nature of the industry and the capital resources required, there can be no assurances that we can successfully develop the software to enable us to offer new products or services.

To date, revenue streams from these retail VoIP products have been immaterial, we have not been successful in capitalizing on certain software products, and there is no near-term prospect of rapid revenue expansion. The wholesale carrier services industry continues to suffer from declining margins, and our sales initiatives in this area have likewise been unsuccessful.

Generally, the Company is increasingly finding it difficult to compete with the financial resources and innovativeness of its competitors, and the failure to find ways to do so will have a significant material impact on the Company.

As of August 31, 2007, the Company is dependent upon monthly funding from the investors in our Investors Notes. Each such funding is separately negotiated, and future funding is not assured. Should monthly funding not occur for any reason, and in the absence of a longer term defined funding source, the Company would have insufficient funds to continue operations.

The Company's Articles of Incorporation currently allow for issuance of a maximum of 20,000,000,000 shares of common stock. Currently, the Company has approximately 12,300,000,000 shares outstanding, leaving an unissued balance of authorized shares that is not sufficient to service the maximum requirements of all of its convertible securities. In the event we are unable to obtain an increase in our authorized common stock, we will be required to repay the convertible debenture and we will be subject to penalties associated with such failure to deliver shares of common stock upon conversion of the Investors Notes as well as prepayment penalties. In addition, the investors have a secured lien on all of our assets and intellectual property and would be entitled to foreclose on our assets and intellectual property. In the event that the foregoing were to occur, significant adverse consequences to the Company would be reasonably anticipated. Although no notice of default has been received from the investors, all previous notes with the investors are in default under numerous covenants.

In order to service the conversion requirements of the convertible debentures, various actions may need to be taken by the Company. Such actions would likely have a significant dilutive effect on current shareholders.

Other Risks Related to Investing in Our Company

The Investors Notes

As discussed above, the Investors Notes contain conversion features at the lower of a fixed or variable price. As of August 31, 2007, the variable conversion price is substantially preferable.

All of the Investors Notes, including the ones issued subsequent to December 31, 2004, are convertible at 15% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. Based upon current trading at $.0001 per common share, the lowest amount allowed on the pink sheets, the Investors Notes are therefore convertible at $.000015 per common share.

As of August 31, 2007, the investors have converted approximately $1.4 million of principal into approximately 7.75 billion common shares since inception of the relationship in February 2003. Since Investors Note 1, Investors Note 2, Investors Note 3, Investors Note 4 and Investors Note 5 all originated in periods prior to August 31, 2007 (i.e. two years from the latest date used in this report), these Investors Notes may be converted to common stock which may be sold pursuant to Rule 144(k). With some limited exceptions and qualifications, Rule 144(k) would allow these common shares to be freely sold into the market, which would create dramatic dilution to your investment.

If Investors Note 1, Investors Note 2, Investors Note 3, Investors Note 4 and Investors Note 5 were attempted to be converted at the conversion price as of August 29, 2007, approximately 442.7 billion common shares would need to be issued by the Company. As discussed above, the Company currently has only approximately 7.7 billion common shares available for issuance without an amendment to our Articles of Incorporation.

If all Investors Notes issued through August 29, 2007, were attempted to be converted at the conversion price as of that date, approximately 676.3 billion common shares would need to be issued by the Company. As discussed above, the Company currently has only approximately 7.7 billion common shares available for issuance without an amendment to our Articles of Incorporation.

The variable adjustable conversion price feature of our convertible debentures may encourage investors to make short sales in our common stock, which could have a depressive effect on the price of our common stock. The investors, could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion of debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock and encourage short sales by individuals or companies not affiliated with the investors.

If we are required for any reason to repay our outstanding convertible debentures, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets. Since our assets are believed to be wholly insufficient to satisfy such claims, the Company would be forced to seek protection under the U.S. Bankruptcy Code.

As of August 31, 2007, we currently have outstanding approximately $10.1 million principal amount of convertible debentures, excluding accrued interest. All of the Investors Notes are in default, either directly or through cross-default provisions.

Any event of default under the convertible debentures could require the early repayment of the convertible debentures, including a default interest rate of 15% on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. Events of default include, but are not limited to:

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

Preferred Stock

The Company does not currently have any outstanding preferred stock. However, the Company’s Articles of Incorporation allow for the future issuance of preferred stock, and any such issuances would contain rights and preferences that would be superior to those of our common shareholders.

Reverse Split

From time to time, the Company has considered whether a reverse split would be appropriate, especially given the current stock price that is at the lowest price allowed on the pink sheets. Should the Company proceed with a reverse split of the common stock, the results could be unfavorable to your investment.

Possible Increase in Authorized Shares

As discussed above, the Company’s Articles of Incorporation do not provide sufficient authorized shares to satisfy the maximum requirements of its convertible instruments. The Company will likely be required to seek shareholder approval to increase the maximum amount authorized, once the Company is deemed current in its filings. If shareholder approval is granted, significant dilution to your investment would be expected. In shareholder approval is not granted, default notices from the investors would likely result.

Effect of Restatements and Delinquent Filings

The Company has received a waiver from the SEC’s Division of Corporation Finance, allowing it to file its restated 2003 report within this 2004 Annual Report on Form 10-KSB. In addition, the Company has been allowed to file its restated 2003 and 2004 quarterly reports in a footnote contained in this report.

Investor interest in our common stock may be negatively affected by our trading on Pink Sheets

We were previously listed on the OTC Bulletin Board, and are currently traded on the pink sheets. The pink sheets market is considered to be significantly less efficient and not as liquid as either the OTC Bulletin Board or NASDAQ's National Market. Trading in this market may decrease the market value and liquidity of our stock, which could materially and adversely affect our ability to attract additional investment to finance our operations.

The Titan Note

Since we were unable to satisfy the Titan note, which was due by March 31, 2004, Titan could foreclose on its security interest in GNI, and its limited liability company, International. Our interest in GNI is pledged to secure the Titan note. If we fail to pay the Titan note, Titan could foreclose on GNI. Prior to International’s bankruptcy, substantially all of our assets, revenue and cash flow were generated through International. Subsequent to International’s bankruptcy, and later, International’s dismissal from bankruptcy protection, International’s liabilities far exceed its minimal assets. We have written off our entire investment in GlobalNet International. If Titan were to foreclose, there would not be a material direct effect on the Company unless diminution of estate or successor liability theories were successful.

We cannot determine the number of shares of our common stock that we must issue upon conversion of the Titan note. The number of shares of our common stock into which the Titan note is convertible depends on the market price of our common stock at the time of conversion at various dates in the future. As such, we cannot know as of today how many shares of our common stock we will eventually issue on conversion of the Titan note, and there is no upward limit on this number. However, as of August 29, 2007, our stock is currently trading at $.0001, which is the lowest price that is allowed on the pink sheets. Conversion at that price would result in the issuance of approximately 8.75 billion common shares.

Effect of Failure to File Tax Returns

The Company has not filed any federal income tax returns subsequent to the tax year ended December 31, 2003. The Company has not filed multiple state tax returns since the tax year ended December 31, 2003.

Although the Company believes that income based taxation in these jurisdictions should not have a material impact on the Company, other forms of taxation, and penalties or interest, in these unfiled jurisdictions could have a material impact on the Company.

SEC Investigation

Commencing in late 2004, the SEC conducted an investigation of the veracity of information disclosed in various Company press releases issued from December 2003 through March 2005. The Company has fully cooperated with the SEC and will continue to do so if requested. The investigation may result in civil liabilities to the Company for violations of federal securities laws, which would have a material adverse impact on the Company’s financial condition.

Other Risks Related to Our Company

A failure to restructure our existing debt or obtain necessary additional capital in the future could jeopardize our operations.

Vendor and customer relationships have been damaged, and continue to be affected by our weak financial condition. In significant cases, we are unable to obtain relationships with preferred vendors, or attract the best termination rates, due to our weak financial condition. Our ability to expand into new product lines and attract larger customers, is similarly affected by the perception that we will not continue in operation.

We will need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. We have had a history of negative cash flows from operations. Our liabilities significantly exceed our tangible assets. Without achieving positive cash flow and restructuring our liabilities, cash flow from operations and cash on hand will not be sufficient to cover our operating expenses, working capital, interest on and repayment of our debt and capital investment needs. We may not be able to restructure our debt or obtain additional financing to repay this debt that is available on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. A failure to restructure our debt, or obtain additional funding to repay this debt and support our working capital and capital investment requirements, could cause us to be in default of our existing debt and prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

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

Subsequent to December 31, 2004, the FCC has mandated the collection of USF fees in certain cases. Additionally, the FCC and multiple states have mandated Emergency 911 services for certain retail products. In both cases, compliance with these mandates may be cost-prohibitive for the Company in the offering of new products and services.

In the past, we have offered our prepaid international calling card services on a wholesale basis to international carrier customers, and others, some of which provide these services to end-user customers, enabling them to call internationally over our network from the U.S. We also made arrangements to participate in the selling and marketing of such cards on a retail basis. Although the calling cards were not primarily marketed for domestic interstate or intrastate use, we did not block the ability to place such calls or require our wholesale customers or distributors to show evidence of their compliance with U.S. and state regulations. As a result, there may have been incidental domestic use of the cards. Domestic calling may employ transport and switching that is not connected to the Internet and, therefore, may not enjoy the lighter regulation to which our Internet-based services are subject. Because we provide services that are primarily wholesale and/or international, we do not believe that we are subject to federal or state telecommunications regulation for the possible uses of these services described here and, accordingly, we have not obtained state licenses, filed state or federal tariffs, posted bonds, or undertaken other possible compliance steps. Under current standards or as-yet undetermined rules, the FCC and state regulatory authorities may not agree with our position. If they do not, we could become subject to regulation at the federal and state level for these services, and could become subject to licensing and bonding requirements, and federal and state fees and taxes, including universal service contributions and other subsidies, and other laws, all of which could materially affect our business.

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

From time to time, we have accepted credit cards in payment of our services. Data base security of this sensitive information is critical, and any failure to protect this data base could subject us to significant damages.

Risks Related to Our Operations

We may never achieve sustained profitability and the market price of our common stock may fall. Funding delays and uncertainties have significantly damaged vendor relationships, new product development and revenue levels.

Our revenue and results of operations have fluctuated and will continue to fluctuate significantly from quarter to quarter in the future due to a number of factors, some of which are not in our control, including, among others:

o	the amount of traffic we are able to sell to our customers, and their decisions on whether to route traffic over our network;
o	increased competitive pricing pressure in the international long distance market;
o	the percentage of traffic that we are able to carry over the Internet rather than over the more costly traditional public-switched telephone network;
o	loss of arbitrage opportunities resulting from declines in international settlement rates or tariffs;
o	our ability to negotiate lower termination fees charged by our local providers if our pricing deteriorates;
o	our continuing ability to negotiate competitive costs to interconnect ournetwork with those of other carriers and Internet backbone providers;
o	capital expenditures required to expand or upgrade our network;
o	changes in call volume among the countries to which we complete calls;
o	the portion of our total traffic that we carry over more attractive routes could fall, independent of route-specific price, cost or volume changes;
o	technical difficulties or failures of our network systems or third party delays in expansion or provisioning system problems;
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

Some of our customers have closed their businesses or filed for bankruptcy owing us significant amounts for services we have provided to them in the past. Despite our efforts to collect these overdue funds, we may never be paid. The bankruptcy court may require us to continue to provide services to these companies during their reorganizations. Other customers may discontinue their use of our services at any time and without notice, or delay payments that are owed to us. Additionally, we may have difficulty in collecting amounts from them. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and provided services to companies that refuse to pay. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers.

We are susceptible to increased costs and increased risks in our business due to our reliance on third parties.

Vendors. We rely upon third-party vendors to provide us with the equipment, software, circuits, and other facilities that we use to provide our services. For example, we purchase substantially all of our Internet telephony equipment from Cisco Systems, and we are dependent upon a software vendor for certain critical VoIP technology and support. We may be forced to try to renegotiate terms with vendors for products or services that have become obsolete. Some vendors may be unwilling to renegotiate such contracts, which could affect our ability to continue to provide services and consequently render us unable to generate sufficient revenues to become profitable.

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

Our future success will depend upon the maintenance of the Internet infrastructure, including a reliable network backbone with the necessary speed, data capacity and security for providing reliability and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it and its performance or reliability may decline thereby impairing our ability to complete calls and provide other services using the Internet at consistently high quality. The Internet has experienced a variety of outages and other delays as a result of failures of portions of its infrastructure or otherwise. Future outages or delays could adversely affect our ability to complete calls and provide other services. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular. Finally, important opportunities to increase traffic on network will not be realized if the underlying infrastructure of the Internet does not continue to be expanded to more locations worldwide.

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

ITEM 7. FINANCIAL STATEMENTS.

The financial statements are attached at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 28, 2005, Ehrhardt Keefe Steiner & Hottman PC ("Ehrhardt") resigned as the independent registered public accountants for the Company.

During the last two fiscal years ended December 31, 2003 and through July 28, 2005, (i) there were no disagreements between the Company and Ehrhardt on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Ehrhardt would have caused Ehrhardt to make reference to the matter in its reports on the Company's financial statements, and (ii) Ehrhardt's report on the Company's financial statements did not contain any adverse opinion, disclaimer of opinion, or modification or qualification of opinion with certain exceptions as described in the Company’s Form 8-K filed on August 2, 2005 (the “Initial 8-K”). During the last two fiscal years ended December 31, 2003 and 2002, and through July 28, 2005, there were no reportable events as the term described in Item 304(a)(i)(iv) of Regulation S-B.

The Company requested that Ehrhardt furnish it with a letter addressed to the SEC stating whether it agrees with the Initial 8-K. Ehrhardt directed such letter to the SEC and verbally authorized the Company to file such letter with the SEC. Said letter was filed as Exhibit 16.1 to the Company’s amended Form 8-K filed with the SEC August 18, 2005. In said letter, Ehrhardt agreed with the statements contained in the Initial 8-K, with certain exceptions as set forth in said letter.

On August 3, 2005, the Company engaged De Leon & Company, P.A. ("De Leon") as its independent registered public accounting firm. This decision to engage De Leon was taken upon the unanimous approval of the Board of Directors of the Company.
During the two fiscal years ended December 31, 2004, and December 31, 2003, and through August 3, 2005 the Company has not consulted with De Leon regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that De Leon concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of each of the periods covered by this report (including the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, March 31, 2004, June 30, 2004, and September 30, 2004), our Company conducted an evaluation, under the supervision and with the participation of our-then Chief Executive Officer and then-Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and of the Exchange Act). Based upon this evaluation, our then-Chief Executive Officer and then-Chief Financial Officer concluded that immediately following the merger of GlobalNet, Inc. and iDial Networks, Inc. in the 4th fiscal quarter of 2003, there were weaknesses in the Company's disclosure controls and procedures.

Subsequent to December 31, 2004, the Company reported disclosure control issues in filings on Form 8-K.

As of the date of this filing, the Company has addressed all weaknesses in its disclosure controls and believes its disclosure controls and procedures are adequate.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the executive officers and directors of the Company as of August 31, 2007:

Name	Age	Position with Company

Mark Schaftlein (a)	49	President, Director, Chairman of the Board of Directors

The following tables sets forth certain additional information regarding the executive officers and directors of the Company during 2004 through 2006:

(During 2006)
Name	Age	Position with Company

Mark T. Wood (b)	46	Chief Executive Officer and Director
Thomas P. Dunn ( c)	51	Chief Financial Officer and Secretary
Mark Schaftlein (a)	48	Director, Chairman of the Board of Directors, Head of Audit Committee
Klaus Scholz (i)	57	Chief Operating Officer

(During 2005)
Name	Age	Position with Company

Mark T. Wood (b)	45	Chief Executive Officer and Director
Thomas P. Dunn ( c)	50	Chief Financial Officer and Secretary
Mark Schaftlein (a)	47	Director, Chairman of the Board of Directors, Head of Audit Committee
Thomas G. Seifert (d)	33	Chief Financial Officer and Secretary
David Halpern (e)	65	Director
Oscar de la Guardia (f)	46	Corporate Legal Counsel and Director

(During 2004)
Name	Age	Position with Company

Mark T. Wood (b)	44	Chief Executive Officer and Director
Thomas G. Seifert (d)	32	Chief Financial Officer and Secretary
David Halpern (e)	64	Director
Oscar de la Guardia (f)	45	Corporate Legal Counsel and Director
David Propis (h)	32	President
David Levy (g)	59	President

(a)
appointed Director by then-sole Director of the Company on May 2, 2005. On January 5, 2007, our Board of Directors (consisting at that date of only Mr. Schaftlein) appointed Mr. Schaftlein as President of the Company.

(b)	resigned as Chief Executive Officer and Director on August 4, 2006.
(c)	appointed Chief Financial Officer on August 16, 2005; resigned as Chief Financial Officer on January 7, 2007.

(d)	resigned as Chief Financial Officer on August 3, 2005.
(e)	resigned as Director on April 11, 2005.
(f)	resigned as Director on April 11, 2005.
(g)	resigned as President effective May 3, 2004.
(h)	resigned as President effective February 29, 2004.
(i)	appointed as Chief Operating Officer on July 6, 2006, resigned on September 12, 2006.

Set forth below is a biographical description of directors and senior executive officers of the Company based on information supplied by each of them.

Mark Schaftlein. Mr. Mark Schaftlein has spent the last 5 years as the Managing Director of Ocean Avenue Advisors, LLC. Ocean Avenue Advisors is a financial consulting firm whose primary focus is assisting small and micro cap companies. Prior to his tenure at Ocean Avenue Advisors Mr. Schaftlein spent 20 years in the mortgage banking industry, including 7 years with Citigroup. Mr. Schaftlein has a Bachelor of Science in Business Administration from Western Kentucky University.

Mark T. Wood. Prior to joining the Company, Mr. Wood held several executive positions at international telecommunications companies, which included Vice President and General Manager of Loxcomm America, Inc., Chief Operating Officer of WorldQuest Networks (NASDAQ:WQNI), and Vice President of International Sales at Intellical, Inc. (AMEX:ICL).

Thomas P. Dunn. Prior to joining GlobalNet Corporation, Mr. Dunn served in various capacities with First Wave Marine, Inc., a shipbuilding and repair company with shipyards in the Houston and Galveston, Texas areas. Mr. Dunn joined First Wave Marine Inc. in November 1999 as a consultant on various accounting and financial projects, including detailed accounting, systems and internal control reviews. In December 2000, Mr. Dunn was hired as Vice President of Finance for First Wave Marine's Galveston Operations Group, and in October 2001 was promoted to Vice President and Corporate Controller of the parent corporation. In December 2004 and continuing to the present date, coincident with First Wave Marine's successful restructuring and decision to voluntarily liquidate for the benefit of shareholders, Mr. Dunn was appointed President of First Wave Marine. Mr. Dunn's experience includes service as Corporate Controller and Chief Accounting Officer for Daniel Industries, Inc., a public oilfield services company (New York Stock Exchange) from approximately September 1981 to June 1988 and Corporate Controller and Chief Accounting Officer for Energy Ventures, Inc. a public oilfield services company (NASDAQ) from approximately July 1988 to December 1991. Mr. Dunn has also served as Chief Financial Officer for two other service industry corporations, including a Texas based telecommunications company (GlobalStar International, Inc., dba GSI Telecom) from approximately December 1996 to July 1998 and as a consultant to other Texas based telecommunications companies. From December 1978 to September 1981, Mr. Dunn was
engaged with Arthur Andersen & Co. Mr. Dunn is a Certified Public Accountant in Texas, and has a Master's Degree in Accounting (Taxation Concentration) from the University of Virginia which he received in December 1995.

Thomas G. Seifert. Mr. Seifert is a graduate of Colorado State University and graduated with a Bachelor of Science in Finance with a minor in Accounting. Mr. Seifert has worked as the controller for Integrated Telephony Products, Inc., as well as controller for Mountain Vacations, Inc. and assisted with the sale of each company to a publicly trading company. He was also a co-founder of 2Sendit.com, Inc.

David Halpern. Mr. Halpern was the sole outside director of GlobalNet during 2004. Mr. Halpern has years of Telecom experience, specifically on the finance side. He was born in New York, educated at the Peddie School, University of Pennsylvania, Ben-Gurion University of the Negev, Diaspora Yeshiva, Jerusalem. Mr. Halpern has acted as a director for numerous companies including, Moishe Mana Groups, New York and Curacao, director, Next Communication, Inc., Miami, CFO and director, Dorchester Technologies, Ltd., director, Rentar Environmenmtal solutions, Palm Beach, FL, director.

Oscar de la Guardia. Mr. de la Guardia is an experienced corporate executive and business attorney. Mr. de la Guardia was a Business Development Executive for an intellectual property division of PricewaterhouseCoopers in Latin America and the Caribbean. Mr. de la Guardia was a founder and CEO of IdentiData, Inc., a start-up company formed to provide electronic identity services in Latin America, from 2000 until its sale to PwC in 2002. Prior to that, he served as Executive Vice President of Advanced Multimedia Group, Inc. (AMG), a Miami-based Internet investment fund and business accelerator, where he was responsible for executing all business development efforts undertaken by the company. Before joining AMG in early 2000, he was Senior Vice President of American Disease Management, Inc., a disease management company headquartered in the Washington, D.C. area and its predecessor companies from 1997 to 2000. Mr. de la Guardia is a 1983 graduate of the University of Miami School of Law, where he served as Executive Editor of the Law Review. He practiced law with Greenberg Traurig, P.A., until 1988, thereafter founding his own corporate law firm with three partners.

Klaus Scholz. Mr. Scholz was employed with Company in various capacities since 1999. From 1999 through 2002, Mr. Scholz was employed as the Chief Operating Officer of iDial Networks, Inc. and from 2001 to 2002 as the President of iDial Financial Services. In 2002, Mr. Scholz was appointed as the VP of Sales and Marketing of iDial Networks, Inc. From 2003 though 2006, Mr. Scholz served as the President and CEO of GlobalNet - International Broadband Services, VP of Business Development and the VP of Sales and Operations.

Mr. Propis and Mr. Levy served very briefly in their capacities, and the Company does not have any previously filed biographical information on these individuals.

ROLE OF THE BOARD

Pursuant to Nevada law, our business, property and affairs are managed under the direction of the Company’s board of directors. The board has responsibility for establishing broad corporate policies and for the overall performance and direction of the

Company, but is not involved in day-to-day operations. Members of the board keep informed of the Company’s business by participating in board and committee meetings, by reviewing analyses and reports sent to them regularly, and through discussions with its executive officers.

2004 through 2006 BOARD MEETINGS

The Board of Directors had 1, 1, and 1 meetings during 2004, 2005, and 2006, respectively. In addition, the Board of Directors conducted multiple actions through consents in lieu of meetings, in each of the years.

BOARD COMMITTEES

Prior to his appointment as President in 2007, Mr. Schaftlein served as head of the audit committee in 2006 and part of 2005. In 2003, 2004 and part of 2005, the entire board of directors acted as the Company's audit committee. During their respective dates of service, the Company determined that Mr. Schaftlein and Mr. Halpern were audit committee financial experts.

Compensation of the Board of Directors

Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Mr. Halpern received compensation for service at an annual rate of $20,000 during his tenure. Mr. Schaftlein did not receive any compensation for service as a member of the Board; however, as discussed below, Mr. Schaftlein and/or his affiliated firm, Ocean Avenue Advisors, has received significant consulting compensation from the Company. All directors are reimbursed for their reasonable expenses incurred in attending Board meetings.

Directors are entitled to receive options and restricted stock grants under our GlobalNet Corporation 2004 Incentive Stock Plan (the “2004 Plan”). Pursuant to the 2004 Plan, 1% of the Company’s outstanding common stock was reserved for issuance to the Company’s directors, and 3% of the Company’s outstanding common stock was reserved for issuance to the Company’s employees and outside consultants. Since December 2004, there have been no further issuances under the 2004 Plan.

The following table presents compensation paid to Directors during the most recent fiscal years:

							Qualified &
				Stock	Option	Non-Equity	Non-Qualified
Name and Principal		Salary	Bonus	Awards	Awards	Incentive Plan	Deferred	All Other
Position	Year	($)	($)	($)	($)	Comp ($)	Comp ($)	Comp ($)	Total ($)

Mark Schaftlein (a)	2006	$107,000		(a)				$5,619	$112,619
Dir., Chair.BOD	2005	177,000						1,318	178,318

David Halpern (b)	2005	9,500		41,641					51,141
Director	2004	15,003		656					15,659

(a) Mr. Schaftlein performs consulting services to the Company through Ocean Avenue Advisors, LLC (“OAA”). Total cash payments to Mr. Schaftlein or OAA, in this consulting capacity, totaled approximately $107,000, and $177,000 for the years ended December 31, 2006 and 2005, respectively. On January 8, 2007, the Board of Directors increased monthly fees paid to Mr. Schaftlein in this consulting capacity from $5,000 per month to $7,000 per month, in recognition of Mr. Schaftein’s additional duties as President of the Company. See Director Compensation table for further information.

Additionally, in August 2004, the Company agreed to issue 150 million restricted common shares to OAA, which is accounted for by monthly vesting over 12 months. Expense during 2005 and 2004 associated with the Executive Consultant Grant was $600,000 and $360,000, respectively.

As discussed under “Item 11. Security Ownership Of Certain Beneficial Owners And Management,” Mr. Schaftlein does not have an ownership position in OAA, but does have a “profits interest.” As a result, although Mr. Schaftlein disclaims beneficial interest in the shares of the Company owned by OAA, Mr. Schaftlein’s earnings from OAA will be affected by any gains or losses recorded by OAA on any transactions in the Company’s stock.

(b) As a member of the Board of Directors, David Halpern's annual compensation was $20,000 effective January 2004. Mr. Halpern resigned from the Board of Directors April 11, 2005. In December 2004, Mr. Halpern received approximately 156,000 fully vested restricted stock grants and 10 million restricted stock grants subject to 24-month vesting. In 2005, the vesting requirements for all terminating employees were waived, and by the same policy, the vesting requirements applicable to approximately 8.8 million Company common shares were formally waived upon Mr. Halpern’s resignation as a director in April 2005. For accounting purposes, this waiver is shown above as applicable to the full unvested amount during 2005 (approximately $42,000), since the Company had effectively waived its vesting policy during the first quarter of 2005. Mr. Halpern’s individual income tax treatment of these stock grant amounts will vary from the Company’s accounting treatment and timing.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the years indicated in the following tables, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal years:

Year Ended December 31, 2006
		# of Late	Not Timely	Known Failure
Name	Position with Company	Reports	Reported	To File Form

Mark T. Wood (a)	Chief Executive Officer and Director	0	0	1
Klaus Scholz (b)	Chief Operating Officer	1	0	1

Year Ended December 31, 2005
		# of Late	Not Timely	Known Failure
Name	Position with Company	Reports	Reported	To File Form

Mark T. Wood (a)	Chief Executive Officer and Director	0	0	2
Mark Schaftlein (c)	Dir., Chairman of the BOD, Head of Audit Committee	0	0	3
Thomas G. Seifert (d)	Chief Financial Officer and Secretary	0	0	3
David Halpern (e)	Director	0	0	3
Oscar de la Guardia (f)	Corporate Legal Counsel and Director	0	0	3
Ocean Avenue Advisors, LLC (g)	10% Beneficial Owner	0	0	2
Growth Enterprise Fund SA (h)	10% Beneficial Owner	1	5	0

Year Ended December 31, 2004
		# of Late	Not Timely	Known Failure
Name	Position with Company	Reports	Reported	To File Form

Mark T. Wood (a)	Chief Executive Officer and Director	1	5	0
David Halpern (e)	Director	0	0	1
David Propis (i)	President	0	0	3
David Levy (j)	President	0	0	4
Growth Enterprise Fund SA (h)	10% Beneficial Owner	1	4	0
Ulisse Sensi (k)	10% Beneficial Owner	1	14	0
Zahi Salah (l)	10% Beneficial Owner	1	5	0
Shimon Shimol (m)	10% Beneficial Owner	1	4	0

(a)
Mr. Wood reported five transactions, all dated May 3, 2004, on a Form 4 accepted for filing by the SEC on May 12, 2004. Mr. Wood was awarded restricted stock grants on December 30, 2004, and did not file either a Form 4 or Form 5 to reflect this transaction. Mr. Wood resigned as Chief Executive Officer in 2006 and did not file a report to reflect his exit from reporting status.

(b)
Mr. Scholz was appointed as Chief Operating Officer on July 6, 2006, and reported the appointment on Form 3 on August 11, 2006. Mr. Scholz resigned as Chief Operating Officer in 2006 and did not file a report to reflect his exit from reporting status.

(c)
Mr. Schaftlein did not report his May 2005 appointment as Director on Form 3, and did not report a pecuniary interest in OAA’s stock ownership. Mr. Schaftlein did not file a Form 5 to report these transactions.

(d)
Mr. Seifert was awarded restricted stock grants on December 30, 2004, and did not file either a Form 4 or Form 5 to reflect this transaction. Mr. Seifert resigned as Chief Financial Officer in 2005 and did not file a report to reflect his exit from reporting status.

(e)
Mr. Halpern was awarded restricted stock grants on December 30, 2004, and did not file either a Form 4 or Form 5 to reflect this transaction. Mr. Halpern resigned as Director in 2005 and did not file a report to reflect his exit from reporting status.

(f)
Mr. De La Guardia was awarded restricted stock grants on December 30, 2004, and did not file either a Form 4 or Form 5 to reflect this transaction. Mr. De La Guardia resigned as Director and General Counsel in 2005 and did not file a report to reflect his exit from reporting status.

(g)
OAA executed a binding agreement to purchase shares from GEF in 2005. Although transfer of the shares, comprising a greater than 10% holding in the Company’s common stock, has not occurred through the transfer agent, OAA is deemed to be the beneficial owner and did not file either a Form 4 or Form 5 to reflect this transaction.

(h)	GEF reported five transactions, all dated March 31, 2005, on Form 4 filed on June 17, 2005. GEF reported four 2004 transactions on Form 4 filed on March 11, 2005.
(i)	Mr. Propis did not file Form 3 upon appointment as an executive officer in 2004 or Form 4 upon his resignation in 2004. Mr. Propis did not file a Form 5.
(j)
Mr. Levy did not file Form 3 upon appointment as an executive officer in 2004 or Form 4 upon his resignation in 2004. Mr. Levy did not report receipt of certain shares from GEF, nor did Mr. Levy file a Form 5.

(k)	Mr. Sensi reported fourteen separate 2004 transactions, the latest dated March 11, 2004, on Form 4 filed on June 4, 2004.
(l)	Mr. Salah reported five separate 2004 transactions, the latest dated January 26, 2004, on Form 4 filed on June 9, 2004.
(m)	Mr. Shimol reported five separate 2004 transactions on Form 4 filed on March 9, 2004. Four of the transactions were dated in January 2004.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. The Company's Code of Ethics is filed as Exhibit 99.3 to the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes all compensation paid by us with respect to the fiscal year ended December 31, 2006 to our Chief Executive Officer, and all other executive officers whose total cash compensation exceeded $100,000 in the fiscal year ended December 31, 2006, as well as certain additional data for previous years, as indicated.
							Qualified &
				Stock	Option	Non-Equity	Non-Qualified
Name and Principal		Salary	Bonus	Awards	Awards	Incentive Plan	Deferred	All Other
Position	Year	($)	($)	($)	($)	Comp ($)	Comp ($)	Comp ($)	Total ($)

Mark Schaftlein (a)	(a)	(a)	(a)	(a)	(a)	(a)	(a)	(a)	(a)

Mark T. Wood (b)	2006	$126,144						$8,307	$134,450
Chief Executive Officer and Dir.	2005	279,076		105,000				17,035	401,111
	2004	132,715		8,750				13,957	155,422
	2003	138,278		126,584				11,601	276,463

David Levy ( c)	2004	60,000		420,000				1,751	481,751
President

David Propis (d)	2004	134,615						3,829	138,444
President

Thomas P. Dunn (e)	2006	214,051						12,731	226,782
Chief Financial Officer	2005	60,000						4,901	64,901

Thomas G. Seifert (f)	2005	174,000		78,750				12,276	265,026
Chief Financial Officer	2004	201,212		6,563				12,245	220,020
	2003	122,231		82,833				10,451	215,515

Oscar de la Guardia (g)	2005	66,750		283,500				5,162	355,412
Corp. Legal Counsel and Dir.	2004	151,750		7,875				8,256	167,880

Brant D. Maltby (h)	2006	120,000						6,040	126,040
Controller	2005	41,667						1,897	43,564

(a) Mr. Schaftlein performs consulting services to the Company through Ocean Avenue Advisors, LLC (“OAA”). Total cash payments to Mr. Schaftlein or OAA, in this consulting capacity, totaled approximately $107,000, and $177,000 for the years ended December 31, 2006 and 2005, respectively. On January 8, 2007, the Board of Directors increased monthly fees paid to Mr. Schaftlein in this consulting capacity from $5,000 per month to $7,000 per month, in recognition of Mr. Schaftein’s additional duties as President of the Company. See Director Compensation table for further information.

Additionally, in August 2004, the Company agreed to issue 150 million restricted common shares to OAA, which is accounted for by monthly vesting over 12 months. Expense during 2005 and 2004 associated with the Executive Consultant Grant was $600,000 and $360,000, respectively.

As discussed under “Item 11. Security Ownership Of Certain Beneficial Owners And Management,” Mr. Schaftlein does not have an ownership position in OAA, but does have a “profits interest.” As a result, although Mr. Schaftlein disclaims beneficial interest in the shares of the Company owned by OAA, Mr. Schaftlein’s earnings from OAA will be affected by any gains or losses recorded by OAA on any transactions in the Company’s stock.

(b) On December 29, 2005, the Company and Mr. Wood (“Wood”) entered into a Settlement Agreement and Release (the "Wood Agreement"). Pursuant to the Wood Agreement, the Company and Wood each agreed that the payment of $96,500 (the "Wood Payment") made in April 2005 represented full satisfaction of all claims by Wood against the Company including a loan owed by the Company to Wood in the amount of $17,924, loan interest in the amount of $14,500, deferred compensation in the amount of $140,000 and expenses paid by Wood on behalf of the Company in the amount of $25,000 (collectively, the "Wood Claims"). Further, Wood remitted $18,067 to the Company to cover state and federal withholding taxes. The Company and Wood mutually released one another from any actions or claims related to the Wood Claims and the Wood Payment.

Wood resigned from the Company on August 4, 2006.

Included in “stock awards” are accrued salaries and bonuses for 2003 which, on August 11, 2003, Mr. Wood converted to Company common shares. An aggregate of approximately $127,000 of accrued 2003 bonuses and salaries payable were converted into approximately 39.6 million Company common shares at that date. Mr. Wood also converted approximately $13,000 of accrued 2002 bonuses into approximately 2.5 million Company common shares during the second quarter of 2003. Neither the 2002 bonus conversion nor the August 11, 2003 conversions were reported to the Internal Revenue Service as taxable compensation, the latter believed to be exempt due to the subsequent pledging of the underlying shares to the Company’s lender.

In December 2004, Mr. Wood received approximately 2.1 million fully vested restricted stock grants and 25 million restricted stock grants subject to 24-month vesting. In 2005, the vesting requirements for all terminating employees were waived, and by the same policy, the vesting requirements applicable to approximately 4.2 million Company common shares were formally waived upon Mr. Wood’s resignation in August 2006. For accounting purposes, this waiver is shown above as applicable to the full unvested amount during 2005 ($105,000), since the Company had effectively waived its vesting policy during the first quarter of 2005. Mr. Wood’s individual income tax treatment of these stock grant amounts will vary from the Company’s accounting treatment and timing.

Indicated salary amounts include taxable car allowances.

(c) Mr. Levy resigned from the Company effective May 3, 2004. Pursuant to a settlement and release agreement between the Company and Mr. Levy, Mr. Levy was awarded 15 million restricted shares of the Company’s common stock, valued at approximately $420,000.

(d) Mr. Propis resigned from the Company effective February 29, 2004. Pursuant to a settlement and release agreement between the Company and Mr. Propis, Mr. Propis received $100,000, payable in six monthly installments.

(e) Mr. Dunn and the Company executed an employment contract in August 2005, which terminated one year thereafter. In July 2006, the Company agreed to pay Mr. Dunn $67,500 as a salary adjustment, payable over five months, in lieu of a previously agreed financial statements filing bonus. Upon Mr. Dunn’s resignation as Chief Financial Officer on January 7, 2007, Mr. Dunn agreed to continue to assist the Company in audit and financial reporting assistance roles. Mr. Dunn’s base compensation was increased by 10% in January 2007, and the increase was made retroactive to August 2006, in consideration of the fact that the original contract contemplated such an increase upon any renewal.

Indicated salary amounts include taxable car allowances.

(f) Mr. Seifert's employment was guaranteed under an employment contract that was to expire January 31, 2006. See attached exhibit for more details on this contract. Mr. Seifert resigned in August 2005. On December 30, 2005, the Company and Mr. Seifert entered into a Settlement Agreement and Release (the "Seifert Agreement"). Pursuant to the Seifert Agreement, the Company and Mr. Seifert each agreed that the payment of $64,500 (the "Seifert Payment") made in April 2005 represented full satisfaction of all claims by Mr. Seifert against the Company including a loan owed by the Company to Mr. Seifert in the amount of $10,000, deferred compensation in the amount of $16,667, a bonus in the amount of $45,000 and salary due to Mr. Seifert in the amount of $60,000 pursuant to the Employment Agreement entered between Seifert and the Company and such Employment Agreement was terminated except that all health insurance premiums would be paid through January 31, 2006 (collectively, the "Seifert Claims"). Further, Mr. Seifert remitted $9,844 to the Company to cover state and federal withholding taxes. The Company and Mr. Seifert mutually released one another from any actions or claims related to the Seifert Claims and the Seifert Payment.

The Company and Seifert also agreed that Mr. Seifert would serve as a consultant to the Company from October 16, 2005 through January 20, 2006 in consideration of a payment in the amount of $4,875. From January 21, 2006 to April 30, 2006, Mr. Seifert was to provide the Company with consulting services at an agreed hourly rate plus reimbursement of all expenses. As additional consideration, the Company was to pay Mr.

Seifert $2,500 upon the filing of the 10-KSB for each of the years ended December 31, 2003, December 31, 2004 and December 31, 2005. The consulting agreement with Mr. Seifert is currently in dispute.

Included in “stock awards” are accrued salaries and bonuses for 2003 which, on August 11, 2003, Mr. Seifert converted to Company common shares. An aggregate of approximately $83,000 of accrued 2003 bonuses and salaries payable were converted into approximately 25.9 million Company common shares at that date. Mr. Seifert also converted approximately $13,000 of accrued 2002 bonuses into approximately 2.5 million Company common shares during the second quarter of 2003. Neither the 2002 bonus conversion nor the August 11, 2003 conversions were reported to the Internal Revenue Service as taxable compensation, the latter believed to be exempt due to the subsequent pledging of the underlying shares to the Company’s lender.

In December 2004, Mr. Seifert received approximately 1.6 million fully vested restricted stock grants and approximately 18.8 million restricted stock grants subject to 24-month vesting. In 2005, the vesting requirements for all terminating employees were waived, and by the same policy, the vesting requirements applicable to approximately 13.3 million Company common shares were formally waived upon Mr. Seifert’s resignation in August 2005. For accounting purposes, this waiver is shown above as applicable to the full unvested amount during 2005 (approximately $79,000), since the Company had effectively waived its vesting policy during the first quarter of 2005. Mr. Seifert’s individual income tax treatment of these stock grant amounts will vary from the Company’s accounting treatment and timing.

Indicated salary amounts include taxable car allowances.

(g) While neither an employee nor director of the Company in 2003, Mr. De La Guardia received $200,000 for legal services in connection with the Company’s acquisition of GlobalNet International. In December 2004, Mr. De La Guardia received approximately 1.9 million fully vested restricted stock grants and 67.5 million restricted stock grants subject to 24-month vesting. In 2005, the vesting requirements for all terminating employees were waived, and by the same policy, the vesting requirements applicable to approximately 53.4 million Company common shares were formally waived upon Mr. De La Guardia’s resignation as an employee in May 2005. For accounting purposes, this waiver is shown above as applicable to the full unvested amount during 2005 (approximately $284,000), since the Company had effectively waived its vesting policy during the first quarter of 2005. Mr. De La Guardia’s individual income tax treatment of these stock grant amounts will vary from the Company’s accounting treatment and timing.

Indicated salary amounts include taxable car allowances. During portions of 2005 and 2006, Mr. De La Guardia received $5,000 per month for consulting services, aggregating $30,000.

(h) Mr. Maltby serves as a non-executive officer Controller, and is included in the table herein solely due to compensation levels paid in 2006.

OUTSTANDING EQUITY AWARDS

As of August 31, 2007, there were no outstanding equity awards to executive officers or directors.

However, see discussion above related to restricted stock grants to executive officers and directors, and the waiver of vesting requirements upon employment or service termination in 2005 and 2006. Also, see discussion above related to consulting agreement with OAA, which fully vested in 2005.

EMPLOYMENT AND OTHER AGREEMENTS

Mark T. Wood. The Company and Mr. Wood entered into an employment agreement on February 1, 2003. In conjunction with negotiations with GEF, it is unclear as to whether Mr. Wood waived his employment agreement effective December 31, 2003. As discussed above, in December 2005, the Company settled all deferred compensation claims with Mr. Wood through that date, including any compensation claims that may have arisen out of the original employment contract.

Thomas P. Dunn. The Company and Mr. Dunn entered into an employment agreement on August 16, 2005, which expired on August 15, 2006.

Thomas G. Seifert. The Company and Mr. Seifert entered into an employment agreement on February 1, 2003, which would have expired on January 31, 2006. However, as discussed above, in December 2005, the Company settled all compensation claims with Mr. Seifert through that date, including any compensation claims that may have arisen out of the original employment contract, and Mr. Seifert’s employment contract was cancelled.

Mark Schaftlein and OAA. The Company has engaged the services of Mr. Schaftlein and OAA through various consulting contracts. Due to cash flow constraints, the consulting payments (disclosed above) have varied over time, and Mr. Schaftein and OAA have reduced monthly fees from originally contemplated amounts. On January 8, 2007, the Board of Directors increased monthly fees paid to Mr. Schaftlein in this consulting capacity from the then-agreed amount of $5,000 per month to $7,000 per month, in recognition of Mr. Schaftlein’s additional duties as President of the Company.

INCENTIVE STOCK PLAN

On November 30, 2004, the Company’s Board of Directors adopted the GlobalNet Corporation 2004 Incentive Stock Plan (the “2004 Plan”). Pursuant to the 2004 Plan, 1% of the Company’s outstanding common stock was reserved for issuance to the Company’s directors, and 3% of the Company’s outstanding common stock was reserved for issuance to the Company’s employees and outside consultants.

Grants to executive officers and directors are discussed above. There have been no grants under the 2004 Plan since December 2004.

The Company’s Board of Directors tentatively approved stock option grants in December 2004, in addition to the 2004 restricted stock grants; however, these grants were formally rescinded by board action on January 10, 2005, and are not considered issued at December 31, 2004. Accordingly, the Company did not have any stock options outstanding at any time during 2003 through August 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of July 26, 2007. The information in this table provides the ownership information for:

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

Name and Address of	Number of Shares	Percentage
Beneficial Owner	Beneficially Owned	Outstanding

Ocean Avenue Advisors, LLC	1,614,625,000	13.12%
2361 Campus Drive, Suite 101
Irvine, California,92612

Mark Schaftlein (a)
President, Director., Chair. BOD

All Executive Officers and Directors
as a Group (1 person)	1,614,625,000	13.12%

(a)	Mr. Schaftlein’s agreement with OAA conveys to Mr. Schaftlein only a “profits” interest” in OAA, and accordingly, Mr. Schaftlein disclaims any beneficial interest in the stock owned by OAA.

See “Liquidity and Capital Resources,” above, for important information relating to highly material convertible instruments that, upon conversion, would significantly affect the relationships disclosed in the above table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officers and Directors

Due to Related Parties- in December 2002, the Company received short term loans from two officers of the Company, and in early 2003, received an additional $38,500, including $11,000 from a third officer. The loans bore interest at 7% per annum, and were subject to a 10% fee to the officers for use of the proceeds. The loans are classified as short-term as they are due upon demand of the officers. As of December 31, 2004 and 2003, the principal amount due to these related parties, including the 10% fee, totaled approximately $38,000 and $161,000, respectively. Interest expense and related fees were approximately $14,000 and $12,000, for the years ended December 31, 2004 and 2003, respectively. The loans were fully paid in 2004 and 2005, including amounts pursuant to settlements in 2005.

Shareholder Advances- the Company received loans from shareholders to fund operations in prior years, of which approximately $1,054,000 at December 31, 2003 was owed to the chief executive officer (the Wood Note.)

Shareholder Advances, Wood Note- in March 2000, the Company became indebted to the then-Chief Executive Officer in the form of a promissory note in the amount of approximately $1.2 million (the “Wood Note”). The Wood Note contained a right to convert at a 20% discount to market. The amount of the Wood Note varied over time, with the balance at December 31, 2002 totaling to approximately $1.4 million. As further described at “NOTE (3) Restatements,” the 2002 opening financial statements were restated to reflect the effects of derivative accounting with respect to the Wood Note.

In February 2003, the Wood Note was amended (the “First Amendment”), in conjunction with the execution of Investors Note 1. In exchange for Wood agreeing to forego conversion of the Wood Note for a period of six months subsequent to when the investors would have no secured note agreement with the Company, the conversion rate on the Wood Note was changed to 50%. The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant gain of approximately $359,000 recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded. Since the derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each date, and the change recorded to derivatives expense.

On August 7, 2003, the Wood Note was amended (the “Second Amendment”) to provide for a fixed conversion of $.0016 per share (50% of the August 7, 2003 high trading price), and to remove any restrictions on conversion. The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant gain of approximately $288,000 recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded. Since the derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each date, and the change recorded to derivatives expense.

Offsetting the gains on extinguishment of debt described above, the effect of marking to market the value of the Wood Note embedded derivatives was an expense of approximately $91 million during 2003 and a gain of approximately $72.3 million during 2004. The significant change in derivatives valuation was materially affected by a steep rise in the price per share of the Company’s common stock in late 2003, followed by a steep decline in 2004.

In August 2003, approximately $309,000 of the Wood Note was converted to 96,588,250 shares of the Company’s common stock. The exercise price actually used in the conversions was $.0032, although the Second Amendment contemplated a price of $.0016 per share.

In conjunction with the acquisition of GlobalNet International, Wood entered into a verbal agreement to convert the remaining portion of the Wood Note (approximately $1.1 million), subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 658.7 million shares of the Company’s common stock, were issued to Wood in April 2004.

At each conversion date, the Company accelerated the accretion of principal (which had previously been bifurcated to zero at each deemed extinguishment) to the full amount of face principal converted into common stock, and recorded losses on conversion. During 2004 and 2003, the Company recorded losses on conversion of the Wood Note in the approximate amounts of $1.1 million and $309,000, respectively. During 2004 and 2003, the Company recorded reductions of derivatives liabilities and offsetting additions to additional paid-in-capital on conversions of the Wood Note in the approximate amounts of $19.6 million and $.9 million, respectively.

On August 11, 2003, the then-Chief Executive Officer (Wood), then-President and then-Chief Financial Officer converted an aggregate of approximately $230,000 of accrued bonuses and salaries payable into 71,911,750 Company common shares. In addition, as described above, Wood converted $309,000 of the Wood Note into 96,588,250 Company common shares.

The conversions substantially provided sufficient shares held by insiders, such that Board of Directors’ resolutions increasing the authorized number of shares to 20 billion shares and authorizing a new class of preferred stock, could be passed by action of majority shareholders. The increase in authorized shares, preferred stock authorization, and the ability to deliver proxies representing majority control of the Company were elements of the GEF negotiations, finally consummated on August 25, 2003.

In addition to the Wood Note, the Company was obligated to another shareholder in the amount of approximately $54,000 at December 31, 2002. Pursuant to a settlement and release agreement executed in June 2003, this shareholder note was extinguished. Concurrently with the execution of the settlement and release agreement, a consulting agreement was signed with the shareholder and 5 million shares of the Company’s common stock was issued and registered on Form S-8. The value of the shares was approximately $30,000. The Company recorded gain on extinguishment of debt of approximately $24,000 during 2003 on this transaction.

The Company’s Board of Directors (the “BOD”) granted an aggregate of 14,227,708 fully vested shares of restricted common stock to employees, officers, directors, consultants and employees of International on December 30, 2004. In addition, the BOD granted an aggregate of 174,481,250 shares of restricted common stock to employees, officers, directors, consultants and employees of International on December 30, 2004, subject to vesting over a twenty-four month period. Officers and Directors received an aggregate of 5,677,083 and 121,250,000 shares, respectively, of fully vested and unvested common shares in the above grant. See above for important information related to the waiver of vesting requirements in 2005, including the waiver of vesting requirements of officers and directors with respect to the above unvested grants.

In June 2003, stock bonuses to executive officers totaled 10,000,000 shares of the Company’s common stock, valued at approximately $53,000.

Severance Arrangements- in March 2004, the Company paid a former President $100,000 pursuant to a Severance Agreement and Release of Claims. In May 2004, the Company agreed to a Severance Agreement and Release of Claims with a newly hired President, in exchange for the issuance of 15,000,000 shares of Company common stock, valued at $420,000 and one-month’s salary.

Settlement of Certain Disputes with Officers

On December 29, 2005, the Company and Mark Wood ("Wood"), the Company's then Chief Executive Officer, entered into a Settlement Agreement and Release (the "Wood Agreement"). Pursuant to the Wood Agreement, the Company and Wood each agreed that the payment of $96,500 (the "Wood Payment") made in April 2005 represented full satisfaction of all claims by Wood against the Company including a loan owed by the Company to Wood in the amount of $17,924, loan interest in the amount of $14,500, deferred compensation in the amount of $140,000 and expenses paid by Wood on behalf of the Company in the amount of $25,000 (collectively, the "Wood Claims"). Further, Wood remitted $18,067 to the Company to cover state and federal withholding taxes. The Company and Wood mutually released one another from any actions or claims related to the Wood Claims and the Wood Payment.

On December 30, 2005, the Company and Thomas Seifert ("Seifert"), the former chief financial officer of the Company, entered into a Settlement Agreement and Release (the "Seifert Agreement"). Pursuant to the Seifert Agreement, the Company and Seifert each agreed that the payment of $64,500 (the "Seifert Payment") made in April 2005 represented full satisfaction of all claims by Seifert against the Company including a loan owed by the Company to Seifert in the amount of $10,000, deferred compensation in the amount of $16,667, a bonus in the amount of $45,000 and salary due to Seifert in the amount of $60,000 pursuant to the Employment Agreement entered between Seifert and the Company and such Employment Agreement was terminated except that all health insurance premiums would be paid through January 31, 2006 (collectively, the "Seifert Claims"). Further, Seifert remitted $9,844 to the Company to cover state and federal withholding taxes. The Company and Seifert mutually released one another from any actions or claims related to the Seifert Claims and the Seifert Payment.

The Company and Seifert also agreed that Seifert would serve as a consultant to the Company from October 16, 2005 through January 20, 2006 in consideration of a payment in the amount of $4,875. From January 21, 2006 to April 30, 2006, Seifert agreed to provide the Company with consulting services at an agreed hourly rate plus reimbursement of all expenses. As additional consideration, the Company agreed to pay Seifert $2,500 upon the filing of the 10-KSB for each of the years ended December 31, 2003, December 31, 2004 and December 31, 2005.

Subsequent to the Seifert Agreement, a dispute has arisen between the Company and Seifert related to certain consulting payments Seifert alleges are owed by the Company.

In both the Wood and Seifert settlements, internal control issues and deficiencies were present, primarily related to previously undocumented disbursements that later became elements of the settlements.

Waiver of Vesting Requirements

Beginning in the first quarter of 2005, the vesting requirement for certain restricted stock grants (the December 2004 grants) was waived upon employees’ terminations. In the second quarter of 2005, an officer (who was also a director) and a director resigned, and the vesting requirement was similarly waived. In August 2005, another officer resigned, and the vesting requirement was waived. In August 2006, the President and CEO resigned, and the vesting requirements were waived

Disposition of Indebtedness, Sale of Assets, and Future Service Obligations

On January 5, 2007, the Company entered into an Asset Purchase Agreement, which was effective as of December 29, 2006 (the “Purchase Agreement”) pursuant to which the Company sold certain of its assets relating to its iDialDirect operations to Dibz International, Inc. (“Dibz”) in consideration for Dibz assuming $3,000,000 worth of indebtedness held by New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (the "Investors"). Furthermore, Dibz was entitled to use up to $50,000 worth of excess capacity services per month, on a non-cumulative basis, to be provided by the Company pursuant to an operating agreement entered into contemporaneously with the execution of the Purchase Agreement. Pursuant to the Purchase Agreement, the Company and Dibz acknowledged that Dibz would retain a copy of the assets sold to Dibz. In the event either party made any modifications to this technology, such party would retain the exclusive right to such modifications.

Contemporaneously with the execution of the Purchase Agreement, the Company entered into a three year operating agreement, dated as of January 5, 2007, which was effective as of December 29, 2006 (the “Operating Agreement”) pursuant to which the Company agreed to provide Dibz with various services, including, but not limited to, access to certain excess capacity in the Company’s telecom network and network operations as well as provide Dibz with technical support. In the event that the Company was unable to continue providing its services to Dibz, the Operating Agreement could be terminated by Dibz upon 30 day written notice, provided, however, that the Company would give Dibz, if necessary, the ability to continue using the services for an additional 30 days after the date of termination in order to allow for a transition to another provider. In the event either the Company or Dibz were a party to any bankruptcy or insolvency proceeding, the Operating Agreement would become null and void on the date of such filing with any bankruptcy court or other proceeding.

The current Chief Executive Officer of Dibz, Mark Wood, is a former executive officer of the Company. Wood is also a shareholder of the Company. Other arrangements between the Investors and Dibz may exist or be contemplated. Although the Company believes that these transactions do not constitute those of a “related party” nature, as defined, the reader should note that such relationships may have an impact on the valuation perceptions of the various parties to the Agreement.

Other Related Party Subsequent Events

Sublease Payments- during 2005 and 2006, the Company sublet office space from a company of which the then Chief Financial officer (Mr. Dunn) was also an officer, at $600 per month.

Consulting Payments to Former Officer and Director- from September 2005 to February 2006, the Company made consulting payments to the Company’s former General Counsel and Director (Mr. De La Guardia), of $5,000 per month.

Unpaid Wages Settlements- in October 2005, the Company settled unpaid wages claims by the Company’s former President (Mr. Edward Janusz) for a lump sum payment of approximately $13,000, including accumulated interest. The Company has also settled a different unpaid wages claim by a former President (Mr. Scholz) for monthly payments in 2005 and 2006 aggregating to approximately $13,000, including interest.

Employment Relationship with Former Officer- in January 2007, the Company’s Chief Financial Officer (Mr. Dunn) resigned. The Company subsequently employs the former officer in a non-officer capacity to assist in audit and accounting activities at the same compensation levels previously received, adjusted for a ten percent increase contemplated by his contract upon any renewal.

Consulting Arrangement with Director- in May 2005, an executive consultant (Mr. Schaftlein) was appointed to the BOD. The consultant’s company received total consulting payments of approximately $284,000 during 2005 and 2006. In addition, the consultant’s company received restricted stock grants totaling 150 million shares, pursuant to a contract signed in August 2004, prior to the consultant’s appointment as a director. In January 2007, the consultant became President of the Company, and the then monthly consulting fee of $5,000 per month was increased to $7,000 per month.

Growth Enterprise Fund (“GEF”)

As part of the GlobalNet International acquisition, GEF acquired approximately 60% of the Company’s common stock and all of its outstanding mandatorily redeemable preferred stock. In addition, as part of the GlobalNet International acquisition, the Company issued a note to GEF for $500,000. This note was repaid during the 4th Quarter 2003.

On January 5, 2004, the Company secured a contract with Global Telesat Corp., a wholly owned subsidiary of GEF, for worldwide termination of voice and data mobile satellite telecommunications traffic originating in Iraq. In conjunction with securing this contract, the Company issued 300,000,000 shares of common stock to International consultants valued at $21,000,000. The Company did not derive significant revenues from the Global Telesat Corp contract, the consultants failed to fully perform the contractually required consulting services.

In December 2003, GEF offered to sell shares of Company stock owned by GEF to the Company’s newly-hired president at a discount from market price. In March 2004, the newly hired president resigned, and has represented that the purchase offer was not consummated. Upon the resignation of the president, GEF granted a replacement International president an ownership interest in an entity controlled by GEF. Upon the replacement president’s resignation in May 2004, the Company paid a severance of 15,000,000 common shares, valued at $420,000, and the ownership interest in the GEF entity canceled.

Mandatorily Redeemable Preferred Stock Adjustments- in late 2003 the Company agreed with GEF that the original issuance of Series B Preferred Stock was an error, and agreed to issue only a single Series A Preferred Stock to GEF. In December 2003, in contemplation of a default on its mandatorily redeemable preferred stock, the Company agreed to modify GEF’s conversion option from “upon default” to free convertibility at GEF’s option. In March 2004, the Company agreed to reduce the conversion price from $.0074 per common share to $.0016 per common share.

In 2004 and 2003, the Company recorded losses on these deemed debt extinguishments of $308.5 million and $64.1 million, respectively. The Company also recorded derivative expense on the embedded derivatives of $129 million in 2003, and derivative income of $482.7 million in 2004.

Agreement to Convert Preferred Stock- as discussed above, in April 2004, the Company and GEF agreed that all accumulated payments on the mandatorily redeemable preferred stock through June 30, 2004, would be converted to Company common shares. In June 2004, approximately $1.1 million of preferred stock and $650,000 of accrued interest were converted to approximately 1.1 billion shares of Company common stock at a price of $.0016 per common share. Additionally, in July 2004, GEF voluntarily converted $89,600 of preferred stock to 56 million shares of Company common stock at a price of $.0016 per common share.

In 2004, the Company recorded losses on these conversions, totaling approximately $1.2 million. In addition, upon conversions, the Company recorded reductions of derivatives liabilities and offsetting additions to additional paid-in-capital on these conversions in the approximate aggregate amount of $11.3 million.

Preferred Stock and Common Stock Surrenders- in May 2004, GEF entered into an agreement with the Company and certain investors, whereby GEF would surrender Company common shares held by GEF to the Company, upon conversion of an equivalent amount of common shares underlying Investors Notes (up to a limit of 2.5 billion common shares). In October 2004, GEF agreed to surrender all of its shares of Company common stock (approximately 3.4 billion common shares) and all of its holdings of Series A Preferred Stock for cancellation (approximately $14.1 million of principal and accrued interest).

Investment in Unconsolidated Entity- during 2004, the Company contributed approximately $87,000 to initially capitalize an unconsolidated entity with GEF utilizing mobile satellite technology. The investment was not successful and was written off during 2004.

Other- during 2004, the wife of a director (Mr. Halpern) was hired as an administrative assistant.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index to Exhibits:

ExhibitNo.	Description of Exhibit

2.1	Articles of Merger merging a wholly owned subsidiary into iDial Networks, Inc. pursuant to Section 92A.180 of the Revised Statutes Annotated of the State of Nevada. (1)

2.2	Stock Purchase Agreement by and among GlobalNet Systems, Inc, GlobalNet, Inc. and The Titan Corporation dated May 20, 2003. (3)

2.3	Assignment and Assumption of Stock Purchase Agreement dated August 21, 2003 between GlobalNet Systems, Inc. and iDial Networks, Inc. (3)

2.4	Securities Purchase Agreement dated August 21, 2003 by and between iDial Networks, Inc., Growth Enterprise Fund, S.A. and GlobalNet Systems, Inc. (3)

2.5	Asset Purchase Agreement dated August 7, 2003 by and between iDial Networks, Inc. and GBLK Communications, LLC. (3)

3.1	Certificate of Incorporation. (8)

3.2	Certificate of Amendment to the Certificate of Incorporation. (9)

3.3	Certificate of Amendment to Articles of Incorporation as filed with the Nevada Secretary of State 3.1 on April 20, 2004 and effective on April 21, 2004.(13)

3.4	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock as filed with the Nevada Secretary of State on April 30, 2004 (13)

3.5	Bylaws. (12)

4.1	Agreement dated March 2, 2004 between GlobalNet Corporation, The N.I.R. Group LLC and Growth Enterprise Fund S.A. (12)

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

4.11	Common Stock Purchase Warrant with AJW Offshore, Ltd. dated February 6, 2003. (10)

4.12	Common Stock Purchase Warrant with AJW Partners, LLC. dated February 6, 2003. (10)

4.13	Common Stock Purchase Warrant with AJW Qualified Partners, LLC dated February 6, 2003. (10)

4.14	Convertible Debenture with AJW Offshore, Ltd. dated February 6, 2003. (10)

4.15	Convertible Debenture with AJW Partners, LLC. dated February 6, 2003. (10)

4.16	Convertible Debenture with AJW Qualified Partners, LLC. dated February 6, 2003. (10)

4.17	Securities Purchase Agreement for the $750,000 financing entered on February 6, 2003. (10)

4.18	Security Agreement dated February 6, 2003. (10)

4.19	Intellectual Property Security Agreement dated February 6, 2003. (10)

4.20	Registration Rights Agreement dated February 6, 2003. (10)

4.21	Guaranty and Pledge Agreement by Mark T. Wood dated February 6, 2003. (10)

4.22	Note Purchase Agreement entered between iDial Networks, Inc. and Mark Wood dated March 31, 2000. (10)

4.23	Convertible Promissory Note with Mark Wood dated March 31, 2000. (10)

4.24	Amendment No. 1 to the Note Purchase Agreement dated February 4, 2003. (10)

4.25	Convertible Debenture with AJW Offshore, Ltd. dated February 21, 2003. (11)

4.26	Convertible Debenture with AJW Partners, LLC. dated February 21, 2003. (11)

4.27	Convertible Debenture with AJW Qualified Partners, LLC. dated February 21, 2003. (11)

4.28	Common Stock Purchase Warrant with AJW Offshore, Ltd. dated February 21, 2003. (11)

4.29	Common Stock Purchase Warrant with AJW Partners, LLC. dated February 21, 2003. (11)

4.30	Common Stock Purchase Warrant with AJW Qualified Partners, LLC. dated February 21, 2003. (11)

4.31	Convertible Debenture with AJW Offshore, Ltd. dated February 21, 2003. (11)

4.32	Convertible Debenture with AJW Partners, LLC. dated February 21, 2003. (11)

4.33	Convertible Debenture with AJW Qualified Partners, LLC. dated February 21, 2003. (11)

4.34	Common Stock Purchase Warrant with AJW Offshore, Ltd. dated February 21, 2003. (11)

4.35	Common Stock Purchase Warrant with AJW Partners, LLC. dated February 21, 2003. (11)

4.36	Common Stock Purchase Warrant with AJW Qualified Partners, LLC. dated February 21, 2003. (11)

4.37	Securities Purchase Agreement for the $3,000,000 financing entered on May 9, 2003. (11)

4.38	Convertible Debenture with AJW Qualified Partners, LLC. dated May 9, 2003. (11)

4.39	Convertible Debenture with AJW Offshore, Ltd. dated May 9, 2003. (11)

4.40	Convertible Debenture with AJW Partners, LLC. dated May 9, 2003. (11)

4.41	Convertible Debenture with New Millennium Capital Partners II, LLC dated May 9, 2003. (11)

4.42	Common Stock Purchase Warrant with AJW Qualified Partners, LLC. dated May 9, 2003. (11)

4.43	Common Stock Purchase Warrant with AJW Offshore, Ltd. dated May 9, 2003. (11)

4.44	Common Stock Purchase Warrant with AJW Partners, LLC dated May 9, 2003. (11)

4.45	Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC dated May 9, 2003. (11)

4.46	Registration Rights Agreement dated May 9, 2003. (11)

4.47	Intellectual Property Security Agreement dated May 9, 2003. (11)

4.48	Security Agreement dated May 9, 2003. (11)

4.49	Convertible Debenture with AJW Qualified Partners, LLC dated June 23, 2003. (11)

4.50	Convertible Debenture with AJW Offshore, Ltd. dated June 23, 2003. (11)

4.51	Convertible Debenture with AJW Partners, LLC. dated June 23, 2003. (11)

4.52	Convertible Debenture with New Millennium Capital Partners II, LLC dated June 23, 2003. (11)

4.53	Common Stock Purchase Warrant with AJW Qualified Partners, LLC. dated June 23, 2003. (11)

4.54	Common Stock Purchase Warrant with AJW Offshore, Ltd. dated June 23, 2003. (11)

4.55	Common Stock Purchase Warrant with AJW Partners, LLC dated June 23, 2003. (11)

4.56	Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC dated June 23, 2003. (11)

4.57	Letter Agreement dated June 23, 2003 entered between the Company and AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC. (11)

4.58	Letter Agreement dated June 27, 2003 entered between the Company and AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC. (11)

4.59	Letter Agreement dated October 20, 2004 entered by and between Growth Enterprise Fund S.A. and GlobalNet Corporation. (14)

4.60	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated October 27, 2004. (14)

4.61	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated October 27, 2004. (14)

4.62	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated October 27, 2004. (14)

4.63	Callable Secured Convertible Note in the name of AJW Partners, LLC dated October 27, 2004. (14)

4.64	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated October 27, 2004. (14)

4.65	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated October 27, 2004. (14)

4.66	Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated October 27, 2004. (14)

4.67	Stock Purchase Warrant in the name of AJW Partners, LLC dated October 27, 2004. (14)

4.68	Letter Agreement dated October 27, 2004 between GlobalNet Corporation and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (14)

4.68	Securities Purchase Agreement dated April 29, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (15)

4.69	Form of Callable Secured Convertible dated April 29, 2005. (15)

4.70	Form of Stock Purchase Warrant dated April 29, 2005. (15)

4.71	Registration Rights Agreement dated April 29, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (15)

4.72
Intellectual Property Security Agreement dated April 29, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (15)

4.73	Security Agreement dated April 29, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (15)

4.74	Letter Agreement dated April 29, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (15)

4.75	Form of Callable Secured Convertible dated May 16, 2005. (16)

4.76	Form of Stock Purchase Warrant dated May 16, 2005. (16)

4.77	Securities Purchase Agreement dated June 21, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (17)

4.78	Form of Callable Secured Convertible dated June 21, 2005. (17)

4.79	Form of Stock Purchase Warrant dated June 21, 2005. (17)

4.80	Registration Rights Agreement dated June 21, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (17)

4.81
Intellectual Property Security Agreement dated June 21, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (17)

4.82	Security Agreement dated June 21, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (17)

4.83	Settlement Agreement entered by and between the Company and Qwest Communications Corp. dated June 23, 2005. (17)

4.84	Form of Callable Secured Convertible dated September 1, 2005. (18)

4.85	Form of Stock Purchase Warrant dated September 1, 2005. (18)

4.86	Form of Callable Secured Convertible Note dated October 24, 2005. (19)

4.87	Form of Stock Purchase Warrant dated October 24, 2005. (19)

4.88	Securities Purchase Agreement dated December 12, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (20)

4.89	Form of Callable Secured Convertible dated December 12, 2005. (20)

4.90	Form of Stock Purchase Warrant dated December 12, 2005. (20)

4.91	Registration Rights Agreement dated December 12, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (20)

4.92	Letter Agreement dated December 15, 2005. (20)

4.93	Securities Purchase Agreement dated May 25, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (21)

4.94	Form of Callable Secured Convertible Note. (21)

4.95	Form of Stock Purchase Warrant. (21)

4.96	Form of Registration Rights Agreement by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (21)

4.97	Form of Callable Secured Convertible Note dated June 28, 2006. (22)

4.98	Form of Callable Secured Convertible Note dated August 4, 2006. (23)

4.99	Form of Callable Secured Convertible Note dated September 8, 2006. (24)

4.100	Callable Secured Convertible Note dated October 5, 2006. (25)

4.101	Securities Purchase Agreement dated November 2, 2006 by and between the Company and AJW Offshore, Ltd.. (26)

4.102	Callable Secured Convertible Note, dated November 2, 2006. (26)

4.103	Stock Purchase Warrant dated November 2, 2006. (26)

4.104	Side Letter Agreement entered by and between the Company and the Investors, dated November 2, 2006. (26)

4.105	Securities Purchase Agreement dated December 1, 2006 by and between the Company and AJW Offshore, Ltd.. (27)

4.106	Callable Secured Convertible Note, dated December 1, 2006. (27)

4.107	Stock Purchase Warrant dated December 1, 2006. (27)

4.108	Securities Purchase Agreement dated January 5, 2007 by and between the Company and AJW Offshore, Ltd.. (28)

4.109	Callable Secured Convertible Note, dated January 5, 2007. (28)

4.110	Stock Purchase Warrant dated January 5, 2007. (28)

4.111	Securities Purchase Agreement dated February 12, 2007 by and between the Company and AJW Offshore, Ltd.. (29)

4.112	Callable Secured Convertible Note, dated February 12, 2007. (29)

4.113	Stock Purchase Warrant dated February 12, 2007. (29)

4.114	Securities Purchase Agreement dated March 9, 2007 by and between the Company and AJW Offshore, Ltd.. (30)

4.115	Callable Secured Convertible Note, dated March 9, 2007 Callable Secured Convertible Note, dated March 9, 2007. (30)

4.116	Stock Purchase Warrant dated March 9, 2007. (30)

4.117	Securities Purchase Agreement dated April 20, 2007 by and between the Company and AJW Offshore, Ltd.. (31)

4.118	Callable Secured Convertible Note, dated April 20, 2007. (31)

4.119	Stock Purchase Warrant dated April 20, 2007. (31)

4.120	Securities Purchase Agreement dated May 11, 2007 by and between the Company and AJW Offshore, Ltd. incorporated by reference to the Company's Form 8-K Current Report filed on May 16, 2007. (32)

4.121	Callable Secured Convertible Note, dated May 11, 2007. (32)

4.122	Stock Purchase Warrant dated May 11, 2007. (32)

4.123	Securities Purchase Agreement, dated June 12, 2007 by and between the Company, AJW Partners, LLC, AJW Master Fund, Ltd., and New Millennium Capital Partners II, LLC. (33)

4.124	Callable Secured Convertible Note, dated June 12, 2007, issued to AJW Partners, LLC. (33)

4.125	Callable Secured Convertible Note, dated June 12, 2007, issued to AJW Master Fund, Ltd. (33)

4.126	Callable Secured Convertible Note, dated June 12, 2007, issued to New Millennium Capital Partners II, LLC. (33)

4.127	Stock Purchase Warrant dated, June 12, 2007, issued to AJW Partners, LLC. (33)

4.128	Stock Purchase Warrant, dated June 12, 2007, issued to AJW Master Fund, Ltd.. (33)

4.129	Stock Purchase Warrant, dated June 12, 2007, issued to New Millennium Capital Partners II, LLC. (33)

4.130	Securities Purchase Agreement, dated August 6, 2007, by and between the Company, AJW Partners, LLC, AJW Master Fund, Ltd., and New Millennium Capital Partners II, LLC (34)

4.131	Callable Secured Convertible Note, dated August 6, 2007, issued to AJW Partners, LLC (34)

4.132	Callable Secured Convertible Note, dated August 6, 2007, issued to AJW Master Fund, Ltd. (34)

4.133	Callable Secured Convertible Note, dated August 6, 2007, issued to New Millennium Capital Partners II, LLC (34)

4.134	Stock Purchase Warrant, dated August 6, 2007, issued to AJW Partners, LLC (34)

4.134	Stock Purchase Warrant, dated August 6, 2007, issued to AJW Master Fund, Ltd. (34)

4.135	Stock Purchase Warrant, dated August 6, 2007, issued to New Millennium Capital Partners II, LLC (34)

10.1	Settlement Agreement and Release of Claims by and among The Titan Corporation, GlobalNet Systems, Inc., GlobalNet Corporation and Growth Enterprise Fund, S.A. dated December 29, 2002. (2)

10.2	Amended and Restated Convertible Note issued to The Titan Corporation dated December 29, 2003. (2)

10.3	Registration Rights Agreement by and between The Titan Corporation and GlobalNet Corporation dated December 29, 2002. (2)

10.4	Lock-Up Agreement by and among The Titan Corporation, GlobalNet Corporation and Growth Enterprise Fund, S.A. dated December 29, 2002. (2)

10.5	Assignment and Assumption Agreement dated August 21, 2003 by and between The Titan Corporation and Growth Enterprise Fund, S.A. (3)

10.6	Reimbursement Agreement dated August 21, 2003 by and between The Titan Corporation and iDial Networks, Inc. (3)

10.7	Promissory Note dated July 24, 2003 payable by GlobalNet, Inc. to The Titan Corporation. (3)

10.8	Promissory Note dated August 21, 2003 payable by iDial Networks, Inc. to The Titan Corporation. (3)

10.9	Pledge Agreement dated August 21, 2003 by and between The Titan Corporation and iDial Networks, Inc. (3)

10.10	Promissory Note dated August 21, 2003 payable by iDial Networks, Inc. to Growth Enterprises Fund, S.A. (3)

10.11	Employment Agreement dated February 1, 2003, by and between iDial Networks, Inc. and Thomas G. Seifert. (12)

10.12	Settlement Agreement and Mutual Release dated April 12, 2004, by and between GlobalNet Corporation, Callflow Limited and John Molnar. (12)

10.13	Employment Agreement dated August 16, 2005 by and between GlobalNet Corporation and Thomas Dunn. (35)

10.14
Settlement and Release Agreement dated September 14, 2005 by and between MCI Network Services, Inc. (f/k/a MCI Worldcom Network Services, Inc.), GlobalNet International, LLC and GlobalNet Corporation incorporated by reference to the Company's Form 8-K Current Report filed on September 20, 2005. (36)

10.15	Settlement Agreement and Release dated December 29, 2005 entered by and between GlobalNet Corporation and Mark Wood. (37)

10.16	Settlement Agreement and Release dated December 30, 2005 entered by and between GlobalNet Corporation and Thomas Seifert. (37)

10.17	Amendment to Agreement between the Company and Thomas Dunn. (38)

10.18	Independent Contractor Agreement by and between the Company and L.J. Alexander. (39)

10.19	Asset Purchase Agreement, dated as of January 5, 2007, by and between the Company and Dibz International, Inc.. (40)

10.20	Operating Agreement, dated as of January 5, 2007, by and between the Company and Dibz International, Inc.. (40)

14.1	Code of Ethics and Business Conduct of Officers, Directors and Employees. (4)

16.1	Letter from Lieberman, dated April 5, 2002. (5)

16.2	Letter from Lieberman, dated March 29, 2002. (6)

16.3	Letter from Lieberman, dated March 15, 2002. (7)

16.4	Letter from Ehrhardt Keefe Steiner & Hottman PC incorporated by reference to the Company's Form 8-K Current Report filed on August 2, 2005. (41)

21.1	List of Subsidiaries.

31.1	Certification of Mark Schaftlein, principal executive officer and principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Mark Schaftlein, principal executive officer and principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release issued on or about July 1, 2004. (42)

99.2	Press Release dated May 16, 2005. (43)

99.3	Press Release dated June 2005. (44)

99.4	Press Release dated August 16, 2005. (45)

99.5	Press Release dated February 16, 2006. (46)

(1)	Incorporated by reference to the Company's Form 8-K filed on December 29, 2003.
(2)	Incorporated by reference to the Company's Form 8-K filed on January 2, 2004.
(3)	Incorporated by reference to the Company's Form 8-K filed on September 5, 2003.
(4)	Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 31, 2003.
(5)	Incorporated by reference to the Company's Form 8-K/A filed on April 5, 2002.
(6)	Incorporated by reference to the Company's Form 8-K/A filed on April 4, 2002.
(7)	Incorporated by reference to the Company's Form 8-K filed on April 3, 2002.
(8)	Incorporated by reference to the Company's Form 10-SB on April 13, 2000.
(9)	Incorporated by reference to the Company's Schedule 14C filed on September 19, 2003.
(10)	Incorporated by reference to the Company's Form SB-2 filed on February 12, 2003.
(11)	Incorporated by reference to the Company's Form SB-2 filed on July 2, 2003.
(12)	Incorporated by reference to the Company's Form 10-KSB filed on April 19, 2004.
(13)	Incorporated by reference to the Company's Form 10-QSB filed on May 20, 2004.
(14)	Incorporated by reference to the Company's Form 8-K Current Report filed on November 2, 2004.
(15)	Incorporated by reference to the Company's Form 8-K Current Report filed on May 4, 2005.
(16)	Incorporated by reference to the Company's Form 8-K Current Report filed on May 19, 2005.
(17)	Incorporated by reference to the Company's Form 8-K Current Report filed on June 29, 2005.
(18)	Incorporated by reference to the Company's Form 8-K Current Report filed on September 9, 2005.
(19)	Incorporated by reference to the Company's Form 8-K Current Report filed on October 28, 2005.
(20)	Incorporated by reference to the Company's Form 8-K Current Report filed on December 16, 2005.
(21)	Incorporated by reference to the Company's Form 8-K Current Report filed on June 1, 2006.
(22)	Incorporated by reference to the Company's Form 8-K Current Report filed on July 6, 2006.
(23)	Incorporated by reference to the Company's Form 8-K Current Report filed on August 9, 2006.
(24)	Incorporated by reference to the Company's Form 8-K Current Report filed on September 12, 2006.
(25)	Incorporated by reference to the Company's Form 8-K Current Report filed on October 10, 2006.
(26)	Incorporated by reference to the Company's Form 8-K Current Report filed on November 6, 2006.
(27)	Iincorporated by reference to the Company's Form 8-K Current Report filed on December 5, 2006.
(28)	Incorporated by reference to the Company's Form 8-K Current Report filed on January 10, 2007.
(29)	Incorporated by reference to the Company's Form 8-K Current Report filed on February 16, 2007.
(30)	Incorporated by reference to the Company's Form 8-K Current Report filed on March 15, 2007.
(31)	Incorporated by reference to the Company's Form 8-K Current Report filed on April 25, 2007.
(32)	Incorporated by reference to the Company's Form 8-K Current Report filed on May 16, 2007.
(33)	Incorporated by reference to the Company's Form 8-K Current Report filed on June 15, 2007.
(34)	Incorporated by reference to the Company’s Form 8-K Current Report filed on August 13, 2007
(35)	Incorporated by reference to the Company's Form 8-K Current Report filed on August 16, 2005.
(36)	Incorporated by reference to the Company's Form 8-K Current Report filed on September 20, 2005.
(37)	Incorporated by reference to the Company's Form 8-K Current Report filed on January 5, 2006.
(38)	Incorporated by reference to the Company's Form 8-K Current Report filed on July 6, 2006.
(39)	Incorporated by reference to the Company's Form 8-K Current Report filed on September 15, 2006.
(40)	Incorporated by reference to the Company's Form 8-K Current Report filed on January 10, 2007.
(41)	Incorporated by reference to the Company's Form 8-K Current Report filed on August 2, 2005.
(42)	Incorporated by reference to the Company's Form 8-K Current Report filed on July 15, 2004.
(43)	Incorporated by reference to the Company's Form 8-K Current Report filed on May 19, 2005.
(44)	Incorporated by reference to the Company's Form 8-K Current Report filed on June 29, 2005.
(45)	Incorporated by reference to the Company's Form 8-K Current Report filed on August 24, 2005.
(46)	Incorporated by reference to the Company's Form 8-K Current Report filed on February 17, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees billed to the Company by Ehrhardt Keefe Steiner & Hottman PC and De Leon and Company, P.A. for professional services rendered for the fiscal years indicated:

	Summary By All Firms
	Years Ended December 31,
Fee Category	2006 (a)	2005 (a)	2004	2003

Audit Fees	$-	$-	$619,034	$125,854
Audit-Related Fees	-	-	26,209	58,922
Tax Fees	-	-	19,900	16,520
All Other Fees	-	-	-	-
Total Fees	$-	$-	$665,143	$201,296

	Ehrhardt Keefe Steiner & Hottman PC Only
	Years Ended December 31,
Fee Category	2006	2005	2004	2003

Audit Fees	$-	$-	$108,106	$125,854
Audit-Related Fees	-	-	26,209	58,922
Tax Fees	-	-	19,900	16,520
All Other Fees	-	-	-	-
Total Fees	$-	$-	$154,215	$201,296

	De Leon and Company, P.A. Only
	Years Ended December 31,
Fee Category	2006	2005	2004 (b)	2003

Audit Fees	$-	$-	$510,928	$-
Audit-Related Fees	-	-	-	-
Tax Fees	-	-	-	-
All Other Fees	-	-	-	-
Total Fees	$-	$-	$510,928	$-

(a)	no payments have been made for years indicated;
(b)	billed work encompassed work necessary to audit years ended December 31, 2004 and 2003, including review of amended quarterly reports, all filed on this Report on Form 10-KSB.

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees." Audit-related fees were incurred in connection with registration statement filings, Form 8-K filings, information statement filings, and coordination with the SEC on restatement issues.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. Although there were no tax services provided in 2006 or 2005, the Company has paid a $25,000 retainer to Pannell Kerr Forster of Texas, PC.

All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 through 2006.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Prior to Mr. Schaftlein’s appointment as President in January 2007, the Company had a designated Audit Committee, which consisted of a single member, Mr. Schaftlein. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee monitors compliance with this policy, and may also pre-approve particular services on a case-by-case basis.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALNET CORPORATION (f/k/a iDial Networks, Inc.)

By:  /s/ Mark Schaftlein

Mark Schaftlein, Chairman of the Board and Chief Executive Officer
Dated:  October 1, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Mark Schaftlein

Mark Schaftlein, Chairman of the Board and Chief Executive Officer
Dated:  October 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GLOBALNET CORPORATION

We have audited the accompanying consolidated balance sheets of GLOBALNET CORPORATION as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBALNET CORPORATION as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

De Leon & Company, P.A.
Pembroke Pines, Florida
July 31, 2007

GlobalNet Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS

	(in 000's)
	December 31,	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$221	$43
Accounts receivable, less allowance of $2 and $0, respectively	97	27
Prepaid expenses and other current assets	35	26
Titan refinance fee	-	250
Total current assets	353	346

Property and equipment, net	622	488
Loan costs	161	116
Receivable from related entity	-	21,000
Total assets	$1,136	$21,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$769	$950
Accrued liabilities	99	86
Due to related parties	38	161
Payable to GlobalNet International, L.L.C., net	2,128	2,051
Notes payable	170	27
Accrued interest payable	476	152
Acquisition note payable	875	1,200
Mandatorily redeemable preferred stock	-	260
Derivative obligations	16,855	565,547
Liability to issue stock to GlobalNet International L.L.C. consultants	-	21,000
Total current liabilities	21,410	591,434

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.005 par value, 20 billion and 1 billion shares authorized; 4,502,070,532 and 595,159,276 outstanding, respectively	22,510	2,976
Common stock to be issued	-	23,726
Additional paid-in-capital	123,188	24,794
Accumulated deficit	(165,972)	(620,980)
Total stockholders’ deficit	(20,274)	(569,484)
Total liabilities and stockholders' deficit	$1,136	$21,950

The Accompanying notes are an integral part of these financial statements

GlobalNet Corporation and Subsidiaries
Consolidated Statements of Operations

	(in 000's, except share and per share data)
	Years Ended December 31,
	2004	2003

Revenue	$81	$3,302

Operating expenses
Data communications and telecommunications	92	3,319
Network operations	160	389
Selling and marketing	100	205
General and administrative expenses	1,829	1,303
Write-offs of property, plant and equipment	256	149
Intangibles write-off	-	43
Bad debt expense	21	91
Depreciation and amortization	187	351

Operating loss	(2,564)	(2,548)

Other Income (loss)
Interest expense, net	(1,690)	(707)
Derivatives (expense) income	799,497	(480,877)
Loss on extinguishments of debt	(315,818)	(64,676)
Loss on conversions of debt	(2,903)	(846)
Losses on investment in and receivable from related entity	(21,514)	(49,414)
Other income (expense), net	-	(52)
Total other income (loss)	457,572	(596,572)

Net (loss) income	$455,008	$(599,120)

Basic weighted average common shares outstanding	4,054,850,184	318,464,746
Basic income (loss) per share	0.11	(1.88)

Diluted weighted average common shares outstanding	17,844,508,921	318,464,746
Diluted income (loss) per share	0.03	(1.88)

The Accompanying notes are an integral part of these financial statements

GlobalNet Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	(in 000's)
	For the Years Ended December 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$455,008	$(599,120)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	187	351
Write-off of property, equipment and intangibles	256	192
Losses on investment and receivable from related entity	21,427	49,414
Stock issued to consultants and employees	818	382
Derivative obligation (income) expense	(799,497)	480,877
Loss on extinguishment of derivative instruments	315,818	64,676
Loss on conversions into common stock	2,903	846
Amortization of financing costs	424	135
Change in assets and liabilities:
Accounts receivable	(70)	118
Titan prepaid costs	-	(250)
Accrued interest preferred stock	447	358
Prepaid expenses and other current assets	(9)	83
Accounts payable	(181)	(148)
Payable to GlobalNet International, net	77	2,051
Due to related parties	(123)	11
Deferred revenue	-	(192)
Accrued interest payable	324	(82)
Other changes in derivative obligations	53	480
Accrued Liabilities	13	(333)
Other	(73)	(30)
Net cash used by operating activities	(2,198)	(181)

Cash flows from investing activities:
Acquisition of property and equipment, net	(500)	(15)
Proceeds from sales of property and equipment, net	-	90
Costs and transaction expenses paid in connection with acquisition	-	(2,273)
Net cash used in investing activities	(500)	(2,198)

Cash flows from financing activities:
Proceeds from issuance of debt	3,800	3,000
Redemptions of preferred stock and interest payments	(346)	-
Note and capital lease principal payments	(330)	(349)
Financing costs	(248)	(251)
Net cash provided by financing activities	2,876	2,400

Net increase in cash and cash equivalents	178	21
Cash and cash equivalents at beginning of period	43	22
Cash and cash equivalents at end of period	$221	$43

The Accompanying notes are an integral part of these financial statements

GlobalNet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	(in 000's)
	For the Years Ended Dec. 31,
	2004	2003

Supplemental disclosure of noncash financing
and investing activity:
Conversion of convertible notes into equity	$8,288	$-
Conversion of investor notes into common stock	2,726	1,160
Conversion of shareholder notes into common stock	20,675	1,251
Mandatorily redeemable preferred stock issued in business acquisition	-	15,600
Stock issued in connection with business acquisition	-	500
Common stock to be issued in connection with business acquisition	-	23,726
Stock issued for net assets acquired in connection with business acquisition	-	73
Conversion of mandatorily redeemable preferred stock	13,214	-
Surrender of mandatorily redeemable preferred stock	27,055	-

Supplemental disclosure cash flow information:
Cash paid:
Interest	440	20
Income taxes	$-	$-

The Accompanying notes are an integral part of these financial statements

GlobalNet Corporation and Subsidiaries
Statement of Stockholders’ Deficit
For the Years ended December 31, 2004 and 2003

	(in 000's)
	Common Stock		Acquisition Shares Issuable		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2002	106,442	$532	-	$-	$18,060	$(21,860)	$(3,268)

Cancellation of stock	(1,250)	(6)	-	-	4	-	(2)
Conversion of convertible note to investors and others	169,684	848	-	-	312	-	1,160
Conversion of convertible note to stockholders	96,588	482	-	-	769	-	1,251
Issuances of stock to employees and consultants	98,527	494	-	-	(112)	-	382
Issuances pursuant to acquisition	25,168	126	-	-	(53)	-	73
Shares issuable pursuant to investment in equity method investee	-	-	4,845,232	24,226	5,814	-	30,040
Shares issued pursuant to equity method acquisition	100,000	500	(100,000)	(500)	-	-	-
Net loss for the period	-	-	-	-	-	(599,120)	(599,120)

Balance at December 31, 2003	595,159	$2,976	4,745,232	$23,726	$24,794	$(620,980)	$(569,484)

Conversion of convertible note to investors and others	390,091	1,950	-	-	9,064	-	$11,014
Conversion of convertible note to stockholders	658,736	3,294	-	-	17,381	-	20,675
Conversion of mandatorily redeemable pref. Stock	1,171,875	5,859	-	-	7,355	-	13,214
Issuances of stock to employees and consultants	440,978	2,205	-	-	20,039	-	22,244
Shares issued pursuant to equity method acquisition obligation	4,745,232	23,726	(4,745,232)	(23,726)	-	-	-
Surrender of common stock by majority shareholder	(3,500,000)	(17,500)	-	-	17,500	-	-
Surrender of mandatorily .redeemable preferred stock by majority Shareholder	-	-	-	-	27,055	-	27,055
Net income for the period	-	-	-	-	-	455,008	455,008

Balance at December 31, 2004	4,502,071	$22,510	-	$-	$123,188	$(165,972)	$(20,274)

The Accompanying notes are an integral part of these financial statements

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE (1) Organization and Description of Business

The Company was incorporated in May 1997, as a Nevada Limited Liability Corporation as WoodComm LLC. In April 1999, WoodComm LLC was reorganized from an LLC to a Nevada Corporation, WoodComm International, Inc. (“WCI”). In December 1999, Desert Springs Acquisition Corporation (“Desert Springs;” a Colorado corporation) acquired all of the issued and outstanding common shares of WCI in exchange for 30,903,000 shares of common stock of Desert Springs. For financial reporting purposes, the business combination was accounted for as an additional capitalization of the Company (a “reverse” acquisition), with WCI as the acquirer. WCI was considered the surviving entity, and the historical financial statements prior to the merger are those of WCI. Desert Springs’ only assets and liabilities consisted of a liability for $80,346. The liability was not assumed in the merger.

As used in this annual report, the terms "we," "us", "our", and the "Company" refer to GlobalNet Corporation and its subsidiaries. Specifically, the term “GlobalNet” or “iDial” refers to the parent corporation, formerly known as iDial Networks, Inc., which changed its name to GlobalNet Corporation in December 2003. The term “GNI” refers to GlobalNet Inc., whose only asset is the limited liability company GlobalNet International, L.L.C., referred to herein as “International.” GNI and International are referred to herein, collectively, as “GlobalNet International.”

In January 2000, Desert Springs moved its state of incorporation to Nevada by merger of the Colorado corporation with and into iDial Networks, Inc. (“iDial;” a Nevada corporation).

In prior years, the Company made several acquisitions. In August 2000, the Company acquired 100% of the stock of Whoofnet.com, Inc. (“Whoofnet”). In November 2001, the operations of Whoofnet were discontinued.

In November 2000, the Company acquired 2Sendit.com, Inc. (“2Sendit”), which provided a marketing service by advertising products and services through a variety of media with a primary focus on the use of fax mail, direct mail and email. In addition, 2Sendit provided ancillary services, which included the sales of mailing lists, and consultation services. In the third quarter of 2002 the Company discontinued the operations of 2Sendit.

In April 2002 the Company incorporated a new wholly owned subsidiary, Dibz, Inc. (“Dibz”). Dibz produced and marketed the "Dibz card," which was a prepaid "stored value" card that could be used to purchase online digital content and to make discount phone calls. The Company discontinued Dibz in 2002.

The consolidated financial statements include the accounts of GlobalNet Corporation (“GlobalNet/iDial”) and its wholly owned subsidiary, Carrier Services Corp, Inc. (“Carrier”), (collectively the "Company").

The Company provides internet-based services including voice telecommunication to customers around the world. During 2003, the Company operated select communication services, including phone cards and internet enabled telephony. During 2004, the phone card business was largely replaced by carrier-to-carrier wholesale termination services conducted through Carrier.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GlobalNet International Acquisition and Subsequent Bankruptcy

In May 2003, Growth Enterprise Fund, S.A. ("GEF") entered into a Stock Purchase Agreement with The Titan Corporation (“Titan”) to acquire 100% of the common stock of GNI, whose sole asset was 100% of the single member Delaware limited liability company, International. Subsequently, on August 21, 2003, GlobalNet/iDial entered into an Assignment and Assumption Agreement with GEF and Titan, whereby GEF transferred to GlobalNet/iDial all its rights and obligations under the Stock Purchase Agreement in exchange for 60% of GlobalNet/iDial's outstanding common stock (after taking into consideration the potential dilution from certain convertible debentures), 100,000 shares of Series A Preferred Stock, and certain other consideration.

In late fourth quarter of 2003, GlobalNet/iDial substantially eliminated most of its independent operations, in order to concentrate on the business of GlobalNet International. In December, 2003, iDial changed its name to GlobalNet Corporation.

In June 2004, International was unable to meet all of its obligations, and filed for protection under Chapter 11 of the United States Bankruptcy Code. GlobalNet/iDial and Carrier did not file for bankruptcy protection. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company was deemed to have lost control of International as a result of the bankruptcy filing. Accordingly, GlobalNet International has been deconsolidated for all presented periods and accounted for on the equity method of accounting.

Information Related to Development of Carrier

In May, 2004, the Company reinstated the charter of its wholly owned subsidiary, Carrier, which had previously been a dormant subsidiary. Effective May 1, 2004, International and Carrier signed a switch partition contract, together with a services pricing addendum which was not adhered to and International was compensated for all services by the payment of 99% of Carrier’s revenue to International. The net effect of the transactions was to leave Carrier with 1% of the revenue, net of any credit risk borne by Carrier.

Beginning in late second quarter of 2004, and continuing throughout International’s bankruptcy, International employees began “re-contracting” International customers to new contracts signed with Carrier. By the time that International’s bankruptcy was dismissed in June 2005, virtually all customers of International had been re-contracted to Carrier, with the exception of three large customers who relied on a different telephony switching platform. This switching platform was dependent upon assets with a first priority lien held by a large creditor, who required the assets to be sold upon International’s bankruptcy dismissal. Vendors were also re-contracted from International to Carrier. Generally, as customers and vendors were re-contracted to Carrier, those customers and vendors ceased doing business with International.

Carrier had limited employees in 2004, and at times, no employees. Carrier had no telephony assets. Material functions were performed by International employees, including: selling, buying, switching,

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

customer support, billing and administration. As discussed above, International was reimbursed for these expenses through the transfer of 99% of Carrier’s revenues to International. The net 1% of revenue inuring to Carrier was treated as a commission commencing in May 2004.

Restatement of Previously Issued Financial Statements and Correction of Errors

The accompanying consolidated financial statements have been restated to reflect material corrections and other adjustments for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, March 31, 2004, June 30, 2004, September 30, 2004, and the year ended December 31, 2003.

NOTE (2) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for all periods presented include the accounts of GlobalNet/iDial and its wholly owned subsidiaries, principally consisting of Carrier. All inter-company accounts and balances have been eliminated in consolidation. The Company’s consolidated statements include it’s wholly owned subsidiary Carrier. The Company previously included the accounts of it’s wholly owned subsidiary International. International filed for bankruptcy protection on June 30, 2004 Pursuant to the provisions of SFAS No. 94, the Company cannot meet the standard of maintaining control of this subsidiary have while under bankruptcy protection. Accordingly, the accounts of GlobalNet International have been removed from all periods presented and has been accounted for under the equity method of accounting.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Fair Value of Financial Instruments

Financial instruments consist principally of accounts receivable, carrier deposits, accrued expenses, accounts payable, notes payable, and capital leases. The estimated fair values of these instruments approximate their carrying values.

Goodwill and Intangible assets

The Company reviews goodwill and other intangible assets with indefinite lives at least annually for impairment in accordance with the provisions established by SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. In accordance with SFAS 142 if the fair value of an intangible asset is less than the carrying amount of such asset an impairment charge is recognized and the asset is written down to its fair value. The Company’s accounts do not reflect any goodwill or intangible assets with identifiable lives during the presented periods. Other intangible assets that have a determinable life are amortized over their respective life and are tested for impairment annually. If the fair value of  the other intangible assets with determinable lives does not exceed the carrying amount of the asset

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

an impairment charge is recognized for the excess over fair value in accordance with SFAS No. 121.  The Company’s accounts do not reflect any other intangible assets with definitive lives.

Concentration of Credit Risk

The Company is subject to concentrations of credit risk, which consist principally of trade accounts receivable.

The Company maintains its cash balances at various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. At December 31, 2004, the Company’s cash balances exceeded federal insured limits by approximately $23,000.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to five years. Leasehold improvements are amortized based on the straight-line method over the shorter of the term of the lease, or the estimated useful life of the improvements. Repairs and maintenance are expensed as incurred, unless the useful life of the underlying asset has been materially increased. No repairs or maintenance were capitalized in either 2004 or 2003.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment, in accordance with the provisions established under SFAS No.144, "Accounting for the Impairment or Disposal of Long Lived-Assets," when events or changes in circumstances indicate that the related carrying amount may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis is less that the carrying amount of the related assets. An impairment is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations.

In conjunction with the corporate name change from iDial to GlobalNet Corporation, the previous iDial trademarks with a net book value of $43,000 were written off at December 31, 2003.

Revenue Recognition

The Company's revenue consists of the sale of wholesale carrier voice and fax, including the servicing of prepaid calling cards in 2003, via an international network. Revenue is recognized as services are rendered as the customer utilizes minutes using the Company’s network. The calling card activation creates a deferred revenue which is recognized as the minutes are used by the calling card.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Receivables over 90 days are considered impaired. The Company periodically reviews bad debts to determine the proper reserve on accounts receivable and in order to mitigate risk of loss, several customers prepay for their services, in which case revenue is deferred and is recognized as minutes are utilized.

Disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. Revenues for both the wholesale and prepaid calling card businesses are recognized when all of the following criteria are met: persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.

Derivatives

The Company accounts for its derivative obligations in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was later amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133” and by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133” (collectively, the “Standard”). The Standard requires that derivative instruments be recorded on the balance sheet as assets or liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivatives and whether they qualify for hedge accounting. The Company’s derivative related transactions did not involve any hedging activities.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” which became effective for transactions entered into after December 15, 1995. SFAS No. 123 requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. For shares issued to employees companies were allowed to use the intrinsic method under APB No. 25.

For the years ended December 31, 2003 and 2004, the Company’s consolidated financial statements reflect the impact of SFAS No. 123 using the fair value method prescribed by SFAS No. 123 for all stock options. Share-based compensation cost recognized under SFAS No. 123 for the years ended December 31, 2004 and 2003 are detailed at “NOTE (11) Stockholders’ Deficit.”

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Cash and Cash Equivalents

The company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Recently Issued Accounting Standards

In December 2004 the Financial Accounting Standard Board (“FASB”) issued SFAS No. 123R an amendment of SFAS No. 123. SFAS No. 123R prohibited the use of the intrinsic method for options issued to employees and mandated the fair value method for valuing all options issued. The pronouncement required those companies using APB 25 to use one of three methods to account for the change to SFAS No. 123R if they were using the intrinsic method. This pronouncement became effective for year ends beginning after June 15, 2005 for large companies and year ends beginning after December 15, 2006 for private companies and small business issuers. The Company does not expect that the adoptioin of FASB No. 123R to have a material impact on its results of operations or financial position.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which provides guidance on the implementation of SFAS No. 123R (see discussion above). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123R in an interim period, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption of SFAS No. 123R. SAB No. 107 became effective on March 29, 2005. The Company does not anticipate that the application of this guidance will have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of FIN 48 beginning in 2007. The Company is currently in the process of assessing what impact FIN 48 may have on its consolidated financial position, results of operations or cash flows. The Company does not anticipate that the application of this statement will have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations or financial position.

In September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. See “NOTE (3) Restatements” for information regarding material error corrections in these consolidated financial statements.

NOTE (3) RESTATEMENTS

The Company’s previously filed Annual Reports on Form 10-KSB for the years ended December 31, 2002 and 2003, and the Quarterly Reports on Form 10-QSB for the first three quarters of both 2003 and 2004 have been materially affected by the following adjustments:

Accounting for Derivatives

Embedded Derivatives in Notes Payable and Certain Warrants

Beginning in February 2003, the Company entered into a series of convertible notes with investors (the “Investors Notes”). The Investors Notes typically contained a market interest rate, a conversion option into Company shares, registration rights, and separate warrants to purchase Company shares. The conversion options ranged from a 40% discount to a 20-day trailing stock trading calculation in the early stages of the relationship, to an 85% discount in early 2007. The Company also issued: a convertible note prior to 2003 to the then-Chief Executive Officer (the “Wood Note”); a convertible commission note (the “Commission Note”) in 2003; and, a software company acquisition convertible note (the “GBLK Note”) in 2003 (collectively, the “Other Notes”).

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

In its original filings, the Company evaluated the Investors and Other Notes against the standards set forth in Emerging Issues Task Force (“EITF”) Issue No. 98-5:“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27:“Application of Issue No. 98-5 to Certain Convertible Instruments.” Subsequent to its original filings, the Company concluded that SFAS No. 133 and EITF Issue No. 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” should be evaluated for applicability.

After further evaluation, the Company concluded that:

-
exceptions under EITF Issue No. 00-19, paragraphs 12 to 32, could not be met with respect to the Investors Notes (and more broadly, certain embedded derivatives in its Series A Preferred Stock and the Other Notes), and accordingly, that the embedded derivatives qualified for liability accounting;

-
GAAP generally does not permit the use of “blockage” factors in fair value measurement. Accordingly, although the number of common shares into which the notes payable may be converted is substantial relative to authorized and outstanding shares, no adjustment for such blockage factors is contained in the accompanying financial statements;

-
Derivatives Implementation Group (“DIG”) Issue A14: “Definition of a Derivative: Derivative Treatment of Stock Purchase Warrants Issued by a Company for Its Own Shares of Stock, Where the Subsequent Sale or Transfer Is Restricted” is not applicable to embedded conversion features because the restriction with respect to the transfer commences when the host instrument is issued, not when the conversion feature is exercised. However, while DIG A14 is not applicable to the embedded derivatives, DIG A14 is applicable to the warrants associated with the Investors Notes. Accordingly, the Company has concluded that the excess should be immediately expensed at their inception.

Change to Extinguishment of Debt and Other Notes

As originally issued, the Company recorded the Other Notes as having been converted to common stock in August 2003 pursuant to a binding verbal commitment to do so. After further legal consultation, the Company concluded that the Other Notes could not meet a strict legal standard of having been legally extinguished at August 2003, and hence could not meet the criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement 125.” Accordingly, the Company concluded that the embedded derivatives in the Other Notes should continue to be recorded as derivatives until legal conversion in April 2004.

Embedded Derivatives in Mandatorily Redeemable Preferred Stock

The Company issued certain mandatorily redeemable preferred stock in conjunction with the GlobalNet International acquisition. At original issuance, the preferred stock contained a conversion option only upon default. In December 2003, with default imminent, the Company amended the preferred stock to provide for conversion at the holder’s option. This step was taken to avoid the same tangible result occurring as a function of a default claim, i.e. free convertibility was a foregone conclusion in any event, and the damage associated with default could be avoided.

The Company has concluded that the conversion option “upon default” was a derivative upon issuance, although the valuation thereof would be affected by the probability of the default ever

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

occurring. The change to free convertibility in December 2003 eliminated the probability assessment related to default, and was evaluated as a derivative liability and deemed extinguishment of debt. In March 2004, the Company agreed to a downward adjustment to the conversion price, significantly affecting the calculation of the derivative liability and resulting in another deemed extinguishment of debt.

The conclusions related to embedded derivatives in notes payable, above, were also applied to the embedded derivatives in preferred stock.

Material Modifications of Debt

The Company’s debt financing took the form of a series of new notes and tranches associated therewith. In certain of the notes and tranches, the terms and conditions of preexisting notes were materially modified. These modifications principally included changes to conversion discount factors, interest rates and maturity dates. Modifications were also made to the Other Notes and Preferred Stock.

EITF Issue No. 96-19: “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” provides authoritative guidance on material modifications of debt. The Company failed to apply EITF No. 96-19 to such modifications in its original filings, and as part of its restatement, the Company has now applied EITF No. 96-19 to the modifications and has considered the change in the value of the conversion options as part of the change in cash flow in applying the ten percent test, and accordingly, required multiple recordations of debt extinguishment effects.

“Reverse versus Straight” Merger

In August 2003, the Company acquired GlobalNet International, and accounted for the business combination as a “reverse merger.” In subsequently reviewing SFAS No. 141 “Business Combinations,” paragraph 17 (a-e), the Company noted that the accounting acquirer was the Company and not GlobalNet International since all the shares of GlobalNet International were acquired by the Company and a change of control occurred. Additionally, the stockholders receiving a majority of post-merger stock were not stockholders of either GlobalNet International or the Company. Accordingly, the acquisition of GlobalNet International should have been accounted for as a “straight” merger, as opposed to the original “reverse merger” treatment.

Business Combination Accounting- Intangibles

In the original reverse merger, the intangibles that were recorded as a result of the business combination did not include specifically identifiable intangibles such as contract or customer lists valuations. In restating the financial statements to a “straight” merger basis, the Company has valued the intangibles of GlobalNet International according to the guidance in EITF Issue No. 02-17: “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.”

Goodwill and Separately Identified Acquired Intangible Assets Impairment

As originally issued, the Company evaluated possible impairment of goodwill under SFAS No. 142 using the “enterprise” method. This method uses the Company’s stock price as the primary driver of the calculation.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

In further reviewing this methodology, the Company reviewed internally generated cash flow projections that were generally contemporaneous with year end 2003. These contemporaneous internally generated cash flow projections clearly demonstrated that goodwill and separately identified acquired intangible assets were unlikely to be recovered. Additionally, the Company reviewed the “enterprise” method in light of the significant restatements detailed in this footnote to the accompanying consolidated financial statements, and concluded that the errors and adjustments to the originally issued financial statements could have affected the valuation of the common stock used in the “enterprise” method. As a result of these analyses, the Company concluded that utilization of contemporaneous cash flow projections for impairment testing would result in a preferable financial statement result. This evaluation resulted in the full impairment of all goodwill and separately identified acquired intangible assets at December 31, 2003, with a corresponding associated write-off of investment in GlobalNet International on the books of GlobalNet/iDial.

Deconsolidation of International

International filed for bankruptcy protection on June 30, 2004. Pursuant to the requirements of SFAS No. 94, the Company could not establish that it maintained “control” of its wholly-owned subsidiary post-filing. Accordingly, the accounts of GlobalNet International have been deconsolidated for all presented periods, and the investment account evaluated for realizability at all testing dates.

Other Adjustments

Change to Recording of Shares to Iraq Consultants: The Company entered into contracts with certain International consultants (the “Iraq Consultants”) on December 15, 2003. Pursuant to the contracts, the Iraq Consultants were to receive 300 million common shares, registered on Form S-8. In the original filings, this liability was not recorded at December 31, 2003; rather, the stock valuation was measured at the board of directors’ meeting date (December 8, 2003, prior to contract execution) and expensed during the first quarter of 2004. In this restatement, the contract execution date of December 15, 2003 is used for valuation, and the liability to issue stock is recorded as a liability at December 31, 2003.

Change to Recording of Other Consultants Stock: The Company entered into agreements in May and August 2004 for the issuances of stock to certain International and Company consultants, in the amounts of 80 million and 150 million common shares, respectively. In the original quarterly filings, no expense or liability was recorded on these contractual requirements.

The table below shows the originally filed results of operations, and the adjustments contained herein, to arrive at the restated results of operations:

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

(in 000's)		Data
		Commun-	Network	Selling	G&A	Bad Debt	Depreciation
	Revenues	ications	Operations	Expenses	Expenses	Expense	Amortization

As originally presented, Year ended December 31, 2003	$102,214	$96,276	$4,009	$815	$2,833	$71	$1,922
Remove:
Deconsolidate GlobalNet International (a)	(101,669)	(95,928)	(3,972)	(515)	(2,634)	-	(1,521)
Carrier Services sales and costs of sales	-	-	-	-	-	-	-
Reverse merger stepped up amortization	-	-	-	-	-	-	(260)
Beneficial conversion feature interest	-	-	-	-	-	-	-

Add:
Parent stub period, removed, reverse merger	4,162	3,810	15	237	1,589	9	178
Accretion of interest on bifurcated instruments	-	-	-	-	-	-	-
Derivatives expense/(income)	-	-	-	-	-	-	-
(Gain)/loss on extinguishments of debt	-	-	-	-	-	-	-
(Gain)/loss on conversions of debt	-	-	-	-	-	-	-
Loss on equity investee	-	-	-	-	-	-	-
Write-offs of property, plant & equipment	-	-	-	-	-	-	-
Write-offs of intangibles	-	-	-	-	-	-	-
Reclassified agent commissions against revenues	(1,422)	(1,047)	-	(375)	-	-	-
Miscellaneous corrections and reclassifications	17	208	337	43	(485)	11	32

As restated, Year ended December 31, 2003	$3,302	$3,319	$389	$205	$1,303	$91	$351

(in 000's)			Loss on	Loss on	Loss on
	Interest	Derivative	Extinguishment	Conversion	Equity	Other	Net (Loss)
Continued	Expense	Expense	of Debt	of Debt	Investee	(b)	Income

As originally presented, Year ended December 31, 2003 (a)	$3,750	$-	$-	$-	$-	$-	$(7,462)

Remove:
Deconsolidate GlobalNet International (a)	$(1,205)	$-	$-	$-	$-	$(5)	$4,111
Reverse merger stepped up amortization	-	-	-	-	-	-	260
Beneficial conversion feature interest	(2,310)	-	-	-	-	-	2,310

Add:
Parent stub period, removed, reverse merger	182	-	-	-	-	76	(1,934)
Accretion of interest on bifurcated instruments	154	-	-	-	-	-	(154)
Derivatives expense/(income)	-	480,877	-	-	-	-	(480,877)
(Gain)/loss on extinguishments of debt	-	-	64,676	-	-	-	(64,676)
(Gain)/loss on conversions of debt	-	-	-	846	-	-	(846)
Loss on equity investee	-	-	-	-	49,414	-	(49,414)
Write-offs of property, plant & equipment	-	-	-	-	-	149	(149)
Write-offs of intangibles	-	-	-	-	-	43	(43)
Miscellaneous corrections and reclassifications	136	-	-	-	-	(19)	(246)
As restated, Year ended December 31, 2003	$707	$480,877	$64,676	$846	$49,414	$244 (b)	$(599,120)

(a) includes corrections to initial recording of expenses between the Company and GlobalNet International.
(b) includes write-offs of property, plant and equipment, Intangibles write-off, and other income (expense) net.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE (4) GlobalNet International Business Acquisition and GBLK Acquisition

GlobalNet International Acquisition

On May 20, 2003, GEF entered into a Stock Purchase Agreement with Titan to acquire 100% of the common stock of GNI in exchange for the assumption of certain liabilities of Titan (the "assumed liabilities"), and certain cash payments totaling approximately $1,500,000 to Titan.

Subsequently, on August 22, 2003, the Company entered into an Assignment and Assumption Agreement with GEF and Titan (the "Assignment"), whereby GEF transferred to the Company all its rights and obligations under the Stock Purchase Agreement, including the right to receive all of the issued and outstanding common stock of GNI. On August 21, 2003, amendments were made to the Stock Purchase Agreement to reflect certain payments made by GNI after the date of the Stock Purchase Agreement. In connection with the Stock Purchase Agreement and the Assignment, promissory notes and accrued interest payable in the aggregate amount of approximately $15.6 million payable by GNI’s wholly owned limited liability company, International, to Titan, were assigned to the Company (the "International Notes"). As consideration for the acquisition, the Company and GEF engaged in the following transactions with Titan:

-	the Company issued a $1,500,000 principal amount promissory note to Titan (the "Titan Note"), of which $550,000 was paid during 2003;

-	the Company paid $1,500,000 to Titan; and

-	GEF paid $500,000 to Titan, which was repaid during the fourth quarter of 2003 by the Company.

In connection with the Assignment, on August 22, 2003, the Company entered into a Purchase Agreement with GEF whereby the Company issued to GEF a $500,000 principal amount promissory note, 100,000 shares of the Company's Series A Preferred Stock and 60% of the Company's outstanding common stock after taking into consideration the potential dilution from certain convertible debentures. In connection with the transaction, the Company pledged 100% of the stock of GNI and the International Notes to Titan as collateral to secure payment of the assumed liabilities and the Titan Note.

The shares of Series A Preferred Stock carried limited voting rights, had a stated value of $156 per share and paid cumulative dividends at the rate of $7.80 per share per annum (5% of the stated value). Commencing on December 31, 2003, the Company was required to redeem $175,000 of the Series A Preferred Stock on the first business day of each month, such payment being applied first to accrued but unpaid dividends, and to the extent of any excess over such accrued but unpaid dividends, to redemption of shares of Series A Preferred Stock. At the option of the holder, the Company was required to redeem additional shares of the Series A Preferred Stock from the Company's Free Cash Balance, as defined in the Series A Preferred Stock Certificate of Designation. In addition, if the Company failed to make dividend payments on the Series A Preferred Stock, the Series A Preferred Stock was convertible into the Company's common stock at the option of the holder.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

In order to fund the costs of the transaction, on August 22, 2003, the Company entered into a Securities Purchase Agreement with the Investors, in which the Investors provided funding in the amount of $1,750,000. In exchange for such funding, the Investors received convertible debentures. The debentures issued pursuant to the August 2003 Securities Purchase Agreement originally bore interest at 12% per year, matured two years from the date of issuance, and were convertible into the Company's common stock, at a rate of $.0016 per share; however, if at any time the market price of the Company's common stock was below $.0016, then the conversion price would be equal to the lesser of (i) $.0016, or (ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 60%.

The acquisition of GNI by the Company was originally recorded under the purchase method of accounting as a reverse merger in accordance with SFAS No. 141, with GNI identified as the accounting acquirer. The accompanying financial statements have been restated to conform to a straight acquisition with the Company being the accounting acquirer.

Although not consolidated, the following information related to the acquisition of GlobalNet International is provided:

The purchase price consideration was determined as follows (in thousands):

Value of shares to be issued	$30,041
Cash paid to Titan	1,500
New note payable to Titan	1,500
Note payble to GEF	500
Assumed current liabilities	8,437
Assumed long-term debt	8,448
Transaction expenses	273
Mandatorily redeemable preferred stock	14,753
Embedded derivative in mandatorily redeemable preferred stock	847
$66,299

At December 2003, the Company evaluated the realizeability of goodwill and specifically identifiable intangible assets based upon contemporaneous cash flow projections and determined that the values assigned to such assets were not recoverable and at such time reduced the carrying amount of these assets to zero.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GBLK Acquisition

On March 1, 2003, pending final negotiation of terms and conditions, the Company issued stock and assumed liabilities as a good faith deposit and for the right to use and develop technology developed by GBLK Communications, Inc. (“GBLK”), including its new broadband phone products and technology. On August 7, 2003, the Company completed the purchase of the assets of GBLK, including the issuance of a convertible note payable with a material embedded derivative. Information related to the GBLK acquisition at August 7, 2003, follows:

(in 000's)
August 7,
2003

25.2 million shares, at $.0029 per share	$73
Accounts payable assumed	4
Note payable assumed	27
Embedded derivative, limited to value of note	118
Total consideration	$222

GBLK had no significant operating activities since inception, and all paid consideration was assigned to software assets.

NOTE (5) Property and Equipment

Property and equipment at December 31, 2004 and 2003 consist of the following:

	(in thousands)
	December 31,	December 31,
	2004	2003

Computer equipment and software	$26	$612
Telephony equipment	1,326	397
Other equipment	1	69
Furniture and fixtures	19	19
	$1,372	$1,097
Less: accumulated depreciation	(750)	(609)
	$622	$488

The Company wrote-off approximately $256,000 and $149,000 of fixed assets during 2004 and 2003, respectively. Depreciation expense for the years ended 2004 and 2003 was $187,000 and $308,000, respectively.

In October 2004, the Company purchased certain telecommunications assets that were under capital lease with one of International’s vendors. To settle the capital lease, the Company paid $750,000 to the capital lease vendor, of which $577,000 was recorded as applicable to the fair market value of the assets and $173,000 as a capital contribution to International. The capital contribution was written off in 2004.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE (6) Notes Payable and Associated Derivatives Liabilities; Substantial Modifications Of Debt

General- The Investors Notes

During 2003 and 2004, the Company entered into a series of convertible notes with investors (the “Investors Notes”). The Investor Notes typically contained a market interest rate, a conversion option into Company shares, and separate warrants to purchase Company shares. The conversion options ranged from a 40% discount to a 20-day trailing stock trading calculation in the early stages of the relationship, to an 85% discount in early 2007.

The Investors Notes issued in 2004 were in default at December 31, 2004. All of the Investors Notes issued in 2003, to the extent not converted into common shares, were in default at both December 31, 2004 and 2003.

All of the Investors Notes are collateralized by substantially all of the assets of the Company, with the exception of the Company’s interest in GlobalNet International, which is pledged to Titan. All of the Investors Notes have registration rights and contain provisions whereby the holders contractually agreed to restrict their ability to convert the Investors Notes and exercise warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.90% of the Company's then issued and outstanding shares of common stock. All of the Investors Notes are callable by the Company at various premiums under defined conditions; however, all of the conditions at both December 31, 2004 and 2003 are not able to be met and therefore the notes are not callable at those dates.

As described below, the initial accounting for the Investors Notes and other convertible notes are materially affected by rules regarding accounting for derivatives. In addition, the Investors Notes are materially affected by modifications to the terms and conditions thereof in conjunction with new financing arrangements. These modifications are evaluated under EITF No. 96-19, and as indicated below, on multiple occasions resulted in deemed extinguishments of debt.

Investors Note 1

In February 2003 the Company executed a convertible note agreement for a principal amount of $750,000 (“Investors Note 1”). Net proceeds of $661,590 (net of lender fees of $88,410) were received. As originally structured, Investors Note 1 bore interest at 12%, matured three years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to 50% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 2,250,000 warrants to purchase common stock at a price of $.05 per share, for a five year period.

The Company used the Black-Scholes option pricing model to evaluate the fair value of the embedded derivative in Investors Note 1. At issuance of Investors Note 1, the value of the embedded derivative exceeded the proceeds received. The Company allocated the excess of the embedded derivative over note proceeds, to derivatives expense in the aggregate amount of approximately $231,000, and after such bifurcation, recorded the principal amount at zero. The principal amount was then accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense).

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

In June 2003, the Company agreed to increase the discount on conversion of common stock to 60%. The aforementioned substantial modification of debt was accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant loss of approximately $152,000 recorded upon execution. In conjunction with the deemed extinguishment of debt, a $570,000 derivatives liability was recorded. Since the derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense).

In August 2003, the Company agreed to modify the terms of Note 1 to: a) change the maturity date to August 21, 2005; and b) modify the conversion prices to be equal to the lower of (i) $0.0016 or (ii) 40% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant loss of approximately $300,000 recorded upon execution. In conjunction with the deemed extinguishment of debt, a $839,000 derivatives liability was recorded. Since the derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense). In addition to the derivative expense noted previously, the effect of marking to market the value of the Investors Note 1 embeded derivative expense resulted in a $21.1 million expense in 2003 and a gain of $19.2 million in 2004.

In March 2004, the interest rate on Investors Note 1 was reduced to 6%. The Company was also granted additional time to secure approval to increase the authorized capitalization of the Company and to obtain the effectiveness of a registration statement.

During 2004 and 2003, approximately $117,000 and $498,000, respectively, of Investors Note 1 principal was converted into approximately 73 million and 169.7 million shares of Company common stock, respectively.

At each conversion date, the Company accelerated the reaccretion of principal to the full amount of face principal converted into common stock, and recorded losses on conversion. During 2004 and 2003, the Company recorded losses on conversion of Investors Note 1 in the approximate amounts of $117,000 and $537,000, respectively. During 2004 and 2003, the Company recorded reductions of derivatives liabilities and offsetting additions to additional paid-in-capital on conversions of Investors Note 1 in the approximate amounts of $2.4 million and $.7 million, respectively.

Investors Note 2

In May 2003, the Company executed a convertible note agreement for a principal amount of $3,000,000 (“Investors Note 2”). Net proceeds of $437,187 (net of lender fees of $62,813) were received in two tranches in May and June 2003. No further tranches were received under Investors Note 2. As originally structured, Investors Note 2 bore interest at 12%, matured three years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.01 or (ii) 50% of the average of the three lowest intraday trading prices for

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 1,500,000 warrants to purchase common stock at a price of $.01 per share, for a five year period.

The Company uses the Black-Scholes option pricing model to evaluate the fair value of the embedded derivative in Investors Note 2. At issuance of Investors Note 2, the value of the embedded derivative exceeded the proceeds received. The Company allocated the excess of the embedded derivative over note proceeds, to derivatives expense in the aggregate amount of approximately $309,000, and after such bifurcation, recorded the principal amount at zero. The principal amount was then reaccreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense).

In June 2003, the Company agreed to increase the discount on conversion of common stock to 60%. The holders of Investors Note 2 waived the requirement to reserve shares of common stock until such time when the Company filed an amended Certificate of Incorporation, authorizing an increase in authorized shares. The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant loss of approximately $150,000 recorded upon execution. In conjunction with the deemed extinguishment of debt, a $460,000 derivatives liability was recorded. Since the derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense).

In August 2003, the Company agreed to modify the terms of Investors Note 2 to: a) change the maturity date to August 21, 2005; and b) modify the conversion prices to be equal to the lower of (i) $0.0016 or (ii) 40% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant loss of approximately $640,000 recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded. Since the derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense).

In March 2004, the interest rate on Investors Note 2 was reduced to 6%. The Company was also granted additional time to secure approval to increase the authorized capitalization of the Company and to obtain the effectiveness of a registration statement.

In addition to the derivatives expense noted above, the effect of marking to market the value of the Investors Note 2 embedded derivatives was an expense of approximately $42 million during 2003 and a gain of approximately $41.7 million during 2004.

During 2004, $121,000 of Investors Note 2 principal was converted into approximately 75.9 million shares of Company common stock. During 2003 no conversions of debt to shares occurred.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

At each conversion date, the Company accelerated the accretion of principal (which had previously been bifurcated to zero at each deemed extinguishment) to the full amount of face principal converted into common stock, and recorded losses on conversion. During 2004, the Company recorded losses on conversion of Investors Note 2 in the approximate amounts of $122,000. During 2004, the Company recorded reductions of derivatives liabilities and offsetting additions to additional paid-in-capital on conversions of Investors Note 2 in the approximate amounts of $.9 million.

Investors Note 3

In August 2003, the Company executed a convertible note agreement for a principal amount of $1,750,000 (“Investors Note 3”). Net proceeds of $1,650,000 (net of lender fees of $100,000) were received. As originally structured, Investors Note 3 bore interest at 12%, matured two years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.0016 or (ii) 40% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

The Company used the Black-Scholes option pricing model to evaluate the fair value of the embedded derivative in Investors Note 3. At issuance of Investors Note 3, the value of the embedded derivative exceeded the proceeds received. The Company allocated the excess of the embedded derivative over note proceeds, to derivatives expense in the aggregate amount of approximately $4.1 million, and after such bifurcation, recorded the principal amount at zero. The principal amount was then reaccreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period ending date, and the change recorded to derivatives income (expense).

In addition to the derivatives expense noted above, the effect of marking to market the value of the Investors Note 3 embedded derivatives was an expense of approximately $146.5 million during 2003 and a gain of approximately $148.2 million during 2004. In March 2004, the interest rate on Investors Note 3 was reduced to 6%.

Investors Note 4

In May 2004 the Company executed a convertible note agreement for a principal amount of $3,800,000 (“Investors Note 4”). Net proceeds of $3,552,000 (net of lender fees of approximately $248,000) were received in three tranches in May, June and October 2004. As originally structured, Investors Note 4 bore interest at 6%, matured four years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.06 or (ii) 70% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 11,400,000 warrants to purchase common stock at a price of $.02 per share, for a five year period.

The Company used the Black-Scholes option pricing model to evaluate the fair value of the embedded derivative in Investors Note 4. At issuance of Investors Note 2, the value of the embedded derivative exceeded the proceeds received. The Company allocated the excess of the embedded derivative over note proceeds, to derivatives expense in the aggregate amount of approximately $2.9 million, and after such bifurcation, recorded the principal amount at zero. The principal amount was then

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

reaccreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense). In addition to the derivatives expense noted above, the effect of marking to market the value of the Investors Note 4 embedded derivatives was an expense of approximately $.6 million during 2004.

In October 2004, the Company agreed to change the conversion feature to equal to the lower of (i) $0.016 or (ii) 40% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The Company also agreed to change the interest rate to 12%. The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant loss of approximately $3.3 million recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded. Since the derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense).

Embedded Derivatives on Investors Notes Interest Payable

The interest payable on all Investors Notes is convertible into common shares at the same terms and conditions as described in the host Investors Notes. Accordingly, the Company has recorded derivatives expense on the interest payable of $13.1 million during 2003, and derivatives income of $11.9 million during 2004.

The accounting for the Investors Notes is detailed in the table below:

ALL NOTES 2003 AND 2004	(in 000's)
	Face	Note	Derivatives	Derivatives	(Gain)/Loss	(Gain)/Loss	Paid in
	Principal	Balance	Liability	(Income) Expense	Extinguishment	Conversion	Capital
Investors Note 1
At origination	$750	$-	$981	$231	$-	$-	$-
Conversions to June 2003 Deemed Extinguishment	(403)	(15)	(501)	-	-	442	501
Accretion to Note	-	56	-	-	-	-	-
Effect of Deemed Extinguishment June 2003	-	(41)	158	-	152	-	-
Conversions to August 2003 Extinguishment	(95)	-	(156)	-	-	95	156
Effect of Deemed Extinguishment August 2003	-	-	300	-	300	-	-
Mark derivatives to market	-	-	21,119	21,119	-	-	-
Totals at December 31, 2003	$252	$-	$21,901	$21,350	$452	$537	$657

Conversions	$(117)	-	$(2,375)	$-	$-	$117	$2,375
Accretion to Note	-	14		-	-
Mark derivatives to market	-	-	(19,212)	(19,212)	-	-	-
Totals at December 31, 2004	$135	$14	$314	$(19,212)	$-	$117	$2,375

Investors Note 2
At origination	$500	$-	$809	$309	$-	$-	$-
Effect of Deemed Extinguishment June 2003	-	-	113	-	150	-	-
Conversions to Aug 2003 Deemed Extinguishment	-	-	-	-	-	-	-
Effect of Deemed Extinguishment August 2003	-	-	596	-	640	-	-
Mark derivatives to market	-	-	41,993	41,993	-	-	-
Totals at December 31, 2003	$500	$-	$43,511	$42,302	$790	$-	$-

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Conversions	$(121)	$-	$(934)	$-	$-	$122	$934
Accretion to Note	-	40	-	-	-	-	-
Mark derivatives to market	-	-	(41,693)	(41,693)	-	-	-
Totals at December 31, 2004	$379	$40	$884	$(41,693)	$-	$122	$934

Investors Note 3
At origination	$1,750	$-	$5,834	$4,084	$-	$-	$-
Mark derivatives to market	-	-	146,450	146,450	-	-	-
Totals at December 31, 2003	$1,750	$-	$152,284	$150,534	$-	$-	$-

Accretion to Note	$-	$93	$-	$-	$-	$-	$-
Mark derivatives to market	-	-	(148,197)	(148,197)	-	-	-
Totals at December 31, 2004	$1,750	$93	$4,087	$(148,197)	$-	$-	$-

Investors Note 4
At origination	$3,800	$-	$6,711	$2,911	$-	$-	$-
Effect of Deemed Extinguishment October 2004	-	-	3,110	-	3,285	-	-
Mark derivatives to market	-	-	616	616	-	-	-
Totals at December 31, 2004	$3,800	$-	$10,437	$3,527	$3,285	$-	$-

Investors Notes Interest
Mark derivatives to market	$-	$-	$13,077	$13,077	$-	$-	$-
Totals at December 31, 2003	$-	$-	$13,077	$13,077	$-	$-	$-

Mark derivatives to market	$-	$-	$(11,944)	$(11,944)	$-	$-	$-
Totals at December 31, 2004	$-	$-	$1,133	$(11,944)	$-	$-	$-

General- Other Convertible Notes Payable

The “Wood” Note

In March 2000, the Company became indebted to the then-Chief Executive Officer in the form of a promissory note in the amount of approximately $1.2 million (the “Wood Note”). The Wood Note contained a right to convert at a 20% discount to market.

In February 2003, the Wood Note was amended (the “First Amendment”) in conjunction with the execution of Investors Note 1. In exchange for Wood’s agreeing to forego conversion of the Wood Note for a period of six months subsequent to when the Investors would have no secured note agreement with the Company, the conversion rate on the Wood Note was changed to 50%. The aforementioned substantial modification of debt was accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant gain of approximately $359,000 recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded. The derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each date, and the change recorded to derivatives income (expense).

In August 2003, the Wood Note was amended (the “Second Amendment”) to provide for a fixed conversion of $.0016 per share and to remove any restrictions on conversion. The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant gain of approximately $288,000 recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded. The derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense).

Offsetting the gains on extinguishment of debt described above, the effect of marking to market the value of the Wood Note embedded derivatives was an expense of approximately $91 million during 2003 and a gain of approximately $72.3 million during 2004.

On August 11, 2003, approximately $309,000 of the Wood Note was converted to common stock. The exercise price used in the conversions was $.0032.

In conjunction with the acquisition of GlobalNet International, Wood entered into a verbal agreement to convert the remaining portion of the Wood Note (approximately $1.1 million), subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 658.7 million shares of the Company’s common stock, were issued to Wood in April 2004.

At each conversion date, the Company accelerated the accretion of principal (which had previously been bifurcated to zero at each deemed extinguishment) to the full amount of face principal converted into common stock, and recorded losses on conversion. During 2004 and 2003, the Company recorded losses on conversion of the Wood Note in the approximate amounts of $1.1 million and $309,000, respectively. During 2004 and 2003, the Company recorded reductions of derivatives liabilities and offsetting additions to additional paid-in-capital on conversions of the Wood Note in the approximate amounts of $19.6 million and $.9 million, respectively.

The accounting for the Wood Note is detailed in the table below:

				(in 000's)
	Face	Note	Derivatives	Derivatives	(Gain)/Loss	(Gain)/Loss	Paid in
	Principal	Balance	Liability	(Income) Expense	Extinguishment	Conversion	Capital
Wood Note
At 12/31/02	$1,363	$-	$865	$-	$-	$-	$-
Effect of Deemed Extinguishment February 2003	-	(1,363)	1,246	-	(359)	-	-
Effect of Deemed Extinguishment August 2003	-	-	(246)	-	(288)	-	-
Conversions	(309)	309	(943)	-	-	309	943
Mark derivatives to market	-	-	91,040	91,040	-	-	-
Totals at December 31, 2003	$1,054	$(1,054)	$91,962	$91,040	$(647)	$309	$943

Conversions	$(1,054)	$1,054	$(19,619)	$-	$-	$1,054	$19,619
Mark derivatives to market	-	-	(72,343)	(72,343)	-	-	-
Totals at December 31, 2004	$-	$-	$-	$(72,343)	$-	$1,054	$19,619

The “GBLK” Note

In August 2003, the Company entered into an agreement related to the acquisition of GBLK for a convertible note in the amount of $118,000. The note was freely convertible at $.0016 per share, or a 50% discount from the day’s trading high. In conjunction with the acquisition of GlobalNet

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

International, the holder of the GBLK Note entered into a verbal agreement to convert the GBLK Note, subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 73.8 million shares of the Company’s common stock, were issued in April 2004.

The Company used the Black-Scholes option pricing model to evaluate the fair value of the embedded derivative in the GBLK Note. At issuance of the GBLK Note, the value of the embedded derivative exceeded the proceeds received. The Company allocated the excess of the embedded derivative over note proceeds, to derivatives expense in the aggregate amount of approximately $43,000, and after such bifurcation, recorded the principal amount at zero. The principal amount was then reaccreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense).

In addition to the derivatives expense noted above, the effect of marking to market the value of the GBLK Note embedded derivatives was an expense of approximately $10.1 million during 2003 and a gain of approximately $8.1 million during 2004.

At the April 2004 conversion date, the Company accelerated the accretion of principal to the full amount of face principal converted into common stock, and recorded a loss on conversion. During 2004, the Company recorded a loss on conversion of the GBLK Note in the approximate amount of $118,000. During 2004, the Company recorded reductions of derivatives liabilities and offsetting additions to additional paid-in-capital on conversions of the GBLK Note of approximately $2.1 million.

The accounting for the GBLK Note is detailed in the table below:

				(in 000's)
	Face	Note	Derivatives	Derivatives	(Gain)/Loss	(Gain)/Loss	Paid in
	Principal	Balance	Liability	(Income) Expense	Extinguishment	Conversion	Capital

Erdberg Note
At origination	$118	$(118)	$161	$43	$-	$-	$-
Mark derivatives to market	-	-	10,071	10,071	-	-	-
Totals at December 31, 2003	$118	$(118)	$10,232	$10,114	$-	$-	$-

Conversions	$(118)	$1	$(2,122)	$-	$-	$118	$2,122
Accretion to Note	-	117	-	-	-	-	-
Mark derivatives to market	-	-	(8,110)	(8,110)	-	-	-
Totals at December 31, 2004	$-	$-	$-	$(8,110)	$-	$118	$2,122

The “Commission Note”

In August 2003, the Company entered into an agreement with a vendor to whom it owed a commission payable (the “Commission Note”) for a convertible note in the amount of approximately $268,000. The Commission Note also called for delivery of one million shares of S-8 stock, for a period of four months subsequent to the filing of an Information Statement. The note was freely convertible at $.0016 per share, or the lower of 50% discount from the day’s trading high. In conjunction with the

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

acquisition of GlobalNet International, the holder of the Commission Note entered into a verbal agreement to convert the Commission Note, subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 167.5 million shares of the Company’s common stock, were issued in April 2004.

Prior to the establishment of the commission note, the commission payable did not carry any conversion rights. The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant loss of approximately $59,000 recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded. Since the derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense).

The effect of marking to market the value of the Commission Note embedded derivatives was an expense of approximately $23.5 million during 2003 and a gain of approximately $18.8 million during 2004.

At the April 2004 conversion date, the Company accelerated the accretion of principal to the full amount of face principal converted into common stock, and recorded a loss on conversion. During 2004, the Company recorded a loss on conversion of the Commission Note in the approximate amount of $268,000. During 2004, the Company recorded reductions of derivatives liabilities and offsetting additions to additional paid-in-capital on conversions of the Commission Note in the approximate amounts of $5 million.

The Titan Note

In conjunction with the GlobalNet International acquisition in August 2003, the Company executed a promissory note to The Titan Corporation (the “Titan Note”) in the principal amount of $1.5 million. The Titan Note was non-interest bearing, and originally required principal repayments of $500,000 on October 14, 2003 and $1 million on December 17, 2003.

The Company paid Titan the required $500,000, but was unable to pay the required remaining $1 million. On December 29, 2003, the Company and Titan agreed to a settlement and release of claims, and to an extension to March 31, 2004 in the payment of the remaining amount. In consideration for the extension, the Company agreed to pay $250,000 (which was added to the principal balance), and agreed to make principal repayments of $25,000 per week.

The Company paid $50,000 in December 2003 and made total additional principal payments of $325,000 during the first quarter of 2004. The Company defaulted on the remaining principal balance of $875,000.

The Titan Note was collateralized by the stock of GNI and all of the assets of International. The Titan Note is convertible after the effectiveness of a registration statement, and the conversion price at its then current market price of the Company's common stock. The Company was unable to register the appropriate shares in the timeframe originally contemplated.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

All notes payable and associated derivative liabilities are shown as current liabilities, since all notes  are in default at December 31, 2004 and 2003.

In addition to the convertible notes, the Company is indebted under other notes payable in the amounts of $22,000 and $27,000, at December 31, 2004 and 2003, respectively.

NOTE (7) Mandatorily Redeemable Preferred Stock and Associated Derivatives Liabilities

In August 2003 and as amended in December 2003, the Company entered into a Purchase Agreement with GEF whereby the Company issued to GEF a $500,000 principal amount promissory note and 100,000 shares of the Company' Series A Preferred Stock and 100,000 shares of Series B Preferred Stock in connection with the International acquisition. Together, the shares of Series A and Series B Preferred Stock carried limited voting rights, had a stated value of $156 per share and paid cumulative dividends at the rate of $7.80 per share per annum (5% of the stated value). Commencing on December 31, 2003, the Company was required to pay $87,500 on the 10th and 20th day of each month inclusive of accrued interest at 5%, which such payment would be for accrued but unpaid dividends, and to the extent of any excess over such accrued but unpaid dividends, redemption of shares of Series A and Series B Preferred Stock. At the option of the holder, the Company was required to redeem additional shares of the Series A and Series B Preferred Stock from the Company's Free Cash Balance, as defined in the Preferred Stock Certificates of Designation. In addition, if the Company failed to make dividend payments on the Series A and Series B Preferred Stock, the Series A Preferred Stock was convertible into the Company's common stock at the option of the holder.

In December 2003, the Company’s Board of Directors agreed to cancel the Series B Preferred Stock and reissue the face value to Series A. Because of the mechanics of the calculation, the shares into which the combined face value could be converted did not change. As a result of this correction, the Series A Preferred Stock at December 2003 totaled to 100,000 issued shares, with a face value of $156 per share. The Company was required to remit $87,500 on the 10th and 20th day each month, inclusive of interest at 5%.

As originally issued, the Series A Preferred Stock was convertible only upon default at an exercise price of $.0074 per Company common share. This option “upon default” is considered to be a derivative, subject to probability assessment.

At December 31, 2003, the accrued interest on the Series A Preferred Stock totaled to $260,000. The preferred holder also had 60% equivalent voting rights of the common shares until the required acquisition shares were issued in April 2004. The Series A Preferred Stock was convertible only upon default at an exercise price of $.0074 per Company common share. This option “upon default” is considered to be a derivative, subject to probability assessment.

In December 2003, the Company determined that it would be unable to make the payments required by the Series A Preferred Stock Certificate of Designation. Accordingly, the Board of Directors adopted a resolution granting free convertibility of the Series A Preferred Stock at $.0074 per share of common stock.

The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant loss of approximately $64.1 million recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded. Since the derivatives liability associated with the deemed extinguishment exceeded the

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense). After the conversion option change, the Series A Preferred Stock was convertible into approximately 2.1 billion shares of common stock at $.0074 per common share at December 31, 2003.

In February 2004, GEF notified the Company that GEF was exercising its right to rescind the transactions contemplated by the Securities Purchase Agreement executed in conjunction with the GlobalNet International acquisition. In consideration of GEF's agreement to hold in abeyance the exercise of its rescission right, the Company extended the time for GEF to exercise such rescission right to February 27, 2004. On February 27, 2004, the time for GEF to exercise its rescission right lapsed without GEF effectively exercising such right.

In March 2004, after lengthy negotiations to avoid default proceedings, the Company agreed to reduce the conversion rate on the Series A Preferred Stock to $.0016 per common share. The change in option price was determined to be a material modification of debt with an embedded derivative. Immediately after the conversion option change, the Series A Preferred Stock was convertible into approximately 9.8 billion shares of common stock at $.0016 per common share.

The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant loss of approximately $308.5 million recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded. Since the derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense).

In April 2004 in conjunction with an agreement whereby the existing debt holders would lend additional amounts to the Company, GEF agreed to convert current and future principal and interest through June 2004 into 1,171,875,000 shares of common stock as long as subsequent debt service and interest payments continued to be made timely.

At the conversion date, the Company accelerated the accretion of principal (which had previously been bifurcated to zero at the deemed extinguishment) to the full amount of face principal converted into common stock, and recorded losses on conversion. The Company recorded losses on conversion of preferred stock pursuant to the April 2004 Conversion Agreement in the approximate amounts of $1.2 million. The Company recorded reductions of derivatives liabilities and offsetting additions to additional paid-in-capital on these conversions in the approximate amount of $11.3 million.

From July 1, 2004 to September 30, 2004, the Company made timely payments of $175,000 per month to GEF. In addition to the derivatives expense noted above, the effect of marking to market the value of the preferred stock embedded derivatives was an expense of approximately $129 million during 2003 and a gain of approximately $482.7 million during 2004.

In October 2004, the Company and GEF reached an agreement (the “PS/CS Surrender Agreement”) whereby GEF agreed to surrender to the Company all of its holdings of the Company’s Preferred Stock and waive payment of accrued but unpaid dividends and to surrender for cancellation approximately 3.436 billion of Company common shares held by GEF. The Preferred Stock and common stock surrenders were contingent upon funding of additional Investors Notes, which was

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

satisfied by execution of Investors Note 4. In conjunction with execution of the PS/CS Surrender Agreement, the common stock surrender agreement was cancelled and all previous agreements with GEF relating to Iraq telecommunications services were cancelled. The agreement also contained indemnities and releases. Accordingly, after accruing all dividends through the retirement date, the retirement of the preferred stock was treated as a capital contribution recorded as additional-paid-in-capital. The derivative liability associated with the embedded derivative in the preferred stock instrument, after remeasuring the liability through the retirement date, was also treated as a capital contribution recorded as additional-paid-in-capital. The recording of the transaction results in no net effect on equity and no income statement effect.

Inclusive of the extinguishment of derivatives liabilities associated with the embedded derivative feature, the total recorded contribution to capital that resulted from the preferred stock surrender was approximately $27 million.

The accounting for the preferred stock is detailed in the table below:

(in 000's)	Face	Note	Derivatives	Derivatives	(Gain)/Loss	(Gain)/Loss	Paid in
	Principal	Balance	Liability	(Income) Expense	Extinguishment	Conversion	Capital
Preferred Stock
At origination	$15,600	$-	$847	$-	$-	$-	$-
Effect of Deemed Extinguishment December 2003	-	-	78,946	-	64,095	-	-
Accretion for Deemed Extinguishment December 2003	-	98	-	-	-	-	-
Effect of Deemed Extinguishment December 2003	-	(98)	-	-	-	-	-
Mark derivatives to market	-	-	129,003	129,003	-	-	-
Totals at December 31, 2003	$15,600	$-	$208,796	$129,003	$64,095	$-	$-
Effect of Deemed Extinguishment, March 2004	$-	$-	$308,549	$-	$308,549	$-	$-
Redemptions	(346)	-	(1,184)	-	(838)	-	-
Conversions	(1,225)	-	(6,465)	-	4,875	1,225	11,340
Surrender	(14,029)	-	(26,998)	-	-	-	26,998
Mark derivatives to market	-	-	(482,698)	(482,698)	-	-	-
Totals at December 31, 2004	$-	$-	$-	$(482,698)	$312,586	$1,225	$38,338

NOTE (8) Operating and Capital Leases

Operating Leases

The Company leased facilities, equipment and vehicles under non-cancelable operating leases, most of which expired in 2003. The Company also, from time to time, reduces its commitments by subletting certain of its leases. Rent expense for offices and equipment for the years ended December 31, 2004 and 2003 were approximately $35,000 and $96,000, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2004 totaled approximately $12,000, all expiring in early 2005.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Capital Leases

The Company had previously acquired equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the assets were capitalized. The leases expired in August 2003. Amortization of the leased property is included in depreciation expense. At both December 31, 2004 and 2003, the Company was not obligated under any capital leases.

NOTE (9)- Litigation and Contingencies

Litigation

The Company is from time to time subject to litigation incidental to its business. The Company believes that, except as disclosed below, the results of asserted and potential litigation and other potential legal proceedings will not have a material adverse effect on its business, financial condition, results of operations, or liquidity of the Company.

Contingencies

Accrued Telecommunication Payables: During late 2001 and early 2002, one of the Company’s major telecommunications providers invoiced approximately $662,000 for telecommunications termination services. The invoices were not disputed; however, the Company believed that the telecommunications provider had failed to fully honor its other contractual obligations, and the invoices were not paid. Shortly after invoicing, the telecommunications provider filed for bankruptcy protection. Although certain related defenses may be available, the Company accrued the full value of the invoices.

The Company has not had any active discussions or collection efforts with the telecommunications provider for several years. Pursuant to SFAS No. 140, the Company will not consider itself relieved of the obligations until the appropriate statute of limitations has expired, in late 2007 and early 2008.

Development of Carrier: Carrier’s charter was reinstated in May 2004, approximately six weeks prior to the filing by International for bankruptcy protection. From May 2004 significant customers and vendors of International were effectively transferred to Carrier.

Under certain conditions, unsatisfied creditors of International may advance theories of diminution of estate or successor liability against Carrier and the Company. While the Company has not received any formal notice from current significant International creditors advancing claims against the Company or Carrier, and believes that any such litigation is unlikely, such litigation could have a material adverse effect upon the Company.

NOTE (10) Income Taxes

The Company has Federal net operating loss ("NOL") carryforwards approximating $47,900,000, for the year ended December 31, 2004. Such losses are available to offset future taxable income and expire from 2020 to 2024. A change in the Company's ownership was deemed to have occurred in August 2003, whereby approximately $16,300,000 of the $47,900,000 NOL was subject to an annual utilization limitation, as modified by certain "built-in gain" exclusions. At this time, management has concluded that it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance for 100% of the net deferred tax asset.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

In August 2003 the Company made a business acquisition. Based on the respective GAAP and federal income tax purchase price allocations, there are net assets for tax over book bases of approximately $10,800,000 and $1,065,000 for goodwill and property, plant & equipment ("PPE"), respectively.

The tax effects of temporary difference that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	[in 000's]
	December 31,
Deferred tax amounts at 34%:	2004	2003

Current year tax effected NOL	9,424	1,932
Tax effected NOL carryforward	6,851	4,920
Goodwill	3,594	3,680
PPE	392	362
Depreciation and amortization	(230)	(55)
Net deferred tax asset	20,031	10,839
Valuation allowance	(20,031)	(10,839)
	-	-

Book net income (loss)	455,008	(599,120)
Equity investee net book loss	(26,214)	(61,543)
Tax depreciation and amortization	(677)	812
Reverse: write-off of intangibles	-	57,305
Reverse: write-off of investment & related entity receivable	21,514	49,414
Reverse: derivative items	(480,622)	546,580
Stock compensation	3,204	463
Other	70	407
Taxable Loss	(27,717)	(5,682)
Effective rate	34%	34%
Tax Effected NOL	9,424	1,932

NOTE (11) Stockholders’ Deficit

Common Stock

GEF Common Stock Surrender Agreement

In May 2004, the Company and GEF reached an agreement (the “CS Surrender Agreement”) whereby GEF agreed to surrender to the Company the number of Company common shares held by GEF necessary to service conversions in the Investors Notes. Under the CS Surrender Agreement, GEF’s obligations to surrender shares upon Investors Note conversions was limited to an aggregate 2.5 billion common shares. The CS Surrender Agreement was cancelled on October 29, 2004.

In June 2004, the Investors converted approximately $102,000 of Investors Note 1 into approximately 64 million Company common shares. In August 2004, GEF surrendered an equivalent amount of common shares to the Company for cancellation. Since the transaction involved the controlling shareholder (GEF) of the Company, the Company has concluded that the transaction lacked economic substance and is essentially a capital transaction. Accordingly, the retirement of the common stock was treated as a capital stock retirement at fair value, with the gain recorded as additional paid-in-capital. The recording of the transaction results in no net effect on equity and no income statement effect.

GEF Preferred Stock and Common Stock Surrender Agreement

On October 20, 2004, the Company and GEF reached an agreement (the “PS/CS Surrender Agreement”) whereby GEF agreed to surrender to the Company all of its holdings of the Company’s Preferred Stock and waive payment of accrued but unpaid dividends and to surrender for cancellation approximately 3.436 billion of Company common shares held by GEF. The preferred stock and common stock surrenders were contingent upon funding of additional Investors Notes, which was satisfied by execution of Investors Note 4 in October 2004. In conjunction with execution of the PS/CS Surrender Agreement, the CS Surrender Agreement was cancelled and all previous agreements with GEF relating to Iraq telecommunications services were cancelled. The agreement also contained indemnities and releases. Accordingly, the retirement of the common stock is treated as a capital stock retirement at fair value in October 29, 2004, with the gain recorded as additional paid-in-capital. The recording of the transaction results in no net effect on equity and no income statement effect.

Warrants

During 2003 and 2004, the Company issued warrants in conjunction with the Investor Notes.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

The issuances of warrants in conjunction with the Investor Notes are summarized below:

			(in 000's)
	Number of	Original	Revised	Original Exercise	Revised Exercise	Date of
	Warrants	Expiration	Expiration	Price	Price	Change

2003 Financings

Investors Note 1
Tranche 1	750	2/6/2008	4/29/2010	$0.05	$0.0036	4/29/2005
Tranche 2	750	2/21/2008	4/29/2010	$0.05	$0.0036	4/29/2005
Tranche 3	750	2/24/2008	4/29/2010	$0.05	$0.0036	4/29/2005

Investors Note 2
Tranche 1	750	5/9/2008	4/29/2010	$0.01	$0.0036	4/29/2005
Tranche 2	750	6/23/2008	4/29/2010	$0.01	$0.0036	4/29/2005
Total at December 31, 2003	3,750

2004 Financings

Investors Note 4
Tranche 1	3,900	5/21/2009	4/29/2010	$0.02	$0.0036	4/26/2005
Tranche 2	3,900	6/21/2009	4/29/2010	$0.02	$0.0036	4/26/2005
Tranche 3	3,600	10/29/2009	4/29/2010	$0.02	$0.0036	4/26/2005
Total at December 31, 2004	15,150

There were no forfeitures or cancellations of warrants in either 2003 or 2004. All of the outstanding warrants are exercisable and have weighted average remaining contractual lives of 4.25 and 4.23 years, respectively, at December 31, 2003 and 2004.

Using the Black-Scholes option pricing model, the values assigned to the warrants were not material. The following assumptions were used in the Black-Scholes model: expected life of 5 years, 420% to 475% range of volatility, risk-free rate range of 4.2% to 5.2%, and a 0% dividend yield.

Stock-based Compensation

The Company has adopted SFAS No. 123, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, restricted stock, and stock appreciation rights based on estimated fair values.

2003 Stock Grants to Consultants and Employees

During 2003, the Company issued approximately 98.5 million shares to employees and consultants for services, including unpaid wages, valued at approximately $382,000. With respect to one of its consultants, in conjunction with the execution of a consulting agreement, the consultant released the Company from claims for unpaid shareholder loans in the approximate amount of $53,000.

2003 Iraq Consultants S-8 Stock Grants

In December 2003, the Company’s Board of Directors authorized the issuance of 100 million shares grants to each of three consultants (the “Iraq Consultants”) as compensation for their services in connection with certain proposed Iraq telephone contracts and to initiate complementary services in

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Israel and entered into consulting contracts with the Iraq Consultants. The consulting contracts contained non-compete clauses, but otherwise allowed the Iraq Consultants to work for other companies, and the contracts contemplated a two-year consulting arrangement. On January 2, 2004, the 300 million shares of common stock were registered with the SEC on Form S-8 and delivered to the Iraq Consultants.

The Company recorded a liability to issue stock at December 31, 2003 in the amount of $21 million for obligations of International with the offset to Receivable from Related Entity. The Company’s unconsolidated subsidiary, International, recorded approximately $438,000 in consulting expense during 2003.

The Consultants performed some services in the first quarter of 2004, but little, if any, thereafter. Accordingly, the Company wrote-off the related entity receivable of $21 million in the first quarter of 2004, and International expensed the remaining $20.6 million deferred consulting asset as consulting expense during the same period.

2004 Restricted Stock Grants to Consultants

In May 2004, the Company agreed to issue 80 million restricted common shares to consultants of its unconsolidated subsidiary, International (the “Telecom Consultant Grant”). The Telecom Consultant Grant vested in 3-month tranches, fully vesting over 12 months. In August 2004, the Company agreed to issue an additional 150 million restricted common shares to certain executive consultants (“the Executive Consultant Grant”), which is accounted for by monthly vesting over 12 months.

Pursuant to the requirements of SFAS No. 123, the Telecom Consultant Grant is recorded as an investment in the Company’s unconsolidated subsidiary, and has been written-off during 2004 in the amount of $400,000. Expense during 2004 associated with the Executive Consultant Grant was $360,000.

2004 Restricted Stock Grants

In November 2004, the Company’s Board of Directors adopted the GlobalNet Corporation 2004 Incentive Stock Plan (the “2004 Plan”). Pursuant to the 2004 Plan, 1% of the Company’s outstanding common stock was reserved for issuance to the Company’s directors, and 3% of the Company’s outstanding common stock was reserved for issuance to the Company’s employees and outside consultants.

On December 30, 2004, the Company issued 230 million restricted common shares related to the telecom consultant agreements. In addition to the consultant grants, on December 30, 2004, the Company issued the following restricted stock grants, consisting of fully vested shares at date of issuance and additional shares subject to a 24-month vesting schedule:

			(in 000's)
	Share Grants		Expense Recorded 2004		Expense Recorded
	Vested	Unvested	Vested	Unvested	2005Unvested

Granted to:

Parent company employees	7,639	130,417	$32	$-	$496
Parent company directors	156	10,000	1	-	38
Total Parent Company Grants	7,795	140,417	$33	$-	$534

Employees of unconsolidated subsidiary	4,766	24,064	$20	$-	$91
Outside consultants	1,667	10,000	7	-	38
Total Unconsolidated Subsidiary Grant	6,433	34,064	$27	$-	$129

The Company’s common share price at December 30, 2004 was $.0042 per share, not adjusting for any “blockage” or Rule 144 restriction effects, the 14.2 million vested granted shares would be valued at approximately $60,000. In early 2005, the Company ceased enforcing forfeitures under the 24-month vesting schedule, and accordingly, the Company intends to record an expense of approximately $534,000 in the first quarter of 2005 associated with the waiver of vesting restrictions to Company employees and directors.

Pursuant to SFAS No. 123, stock grants to employees of unconsolidated subsidiaries are treated in a manner similar to that of outside consultants. As a result, grants to employees and consultants of the Company’s unconsolidated subsidiary are recorded as “Investment in unconsolidated subsidiary” in the accompanying consolidated financial statements. On December 31, 2004, the Company wrote-off the vested portion of the related investment in its unconsolidated subsidiary. The balance of the unvested portion of approximately $129,000 will be written-off in the first quarter of 2005 upon waiver of vesting requirements.

The Company’s board of directors tentatively approved stock option grants in December 2004, in addition to the 2004 restricted stock grants; however, these grants were formally rescinded by board action on January 10, 2005, and are not considered issued at December 31, 2004. Accordingly, the Company did not have any stock options outstanding at any time during 2003 or 2004.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Summary of Stock-based Compensation Effects

The following table summarizes the effects of the 2003 and 2004 stock-based compensation grants:

	(in 000's)
	December 31, 2004	December 31, 2003
Expense summary, unrelated to unconsolidated subsidiary:

Parent company employees	$457	$59	(a)(b)
Parent company directors	1	-
Executive consultants	360	-
Other outside consultants	-	35
Total salary and consulting expense	$818	$94

Unconsolidated sub investment & related entity receivable write-offs:
Iraq consultants	$21,000	$-
Telecom consultants	407	-
Employees of unconsolidated subsidiary	20	-
Severance to employees of unconsolidated subsidiary	-	-
Total investment & related entity receivable write-offs related to stock compensation	$21,427	$-

(a)	Does not include approximately $98,000 of accrued compensation in 2003 to executive officers, later voluntarily converted to common stock.
(b)	Does not include approximately $58,000 of accrued bonus payable from 2002, including $53,000 payable to executive officers, converted to common stock in 2003.

The following table shows the captions in the accompanying Consolidated Statements of Operations in which the above stock-based compensation amounts are shown:

	(in 000's)
	December 31,	December 31,
	2004	2003
Expense summary, unrelated to equity investee:

Network Operations	$5	$15
Selling and Marketing	-	11
General and Administrative	813	68
Total salary and consulting expense	$818	$94

Investment & related entity receivable write-offs	$21,427	$-

Stock Grants Made by GEF to Company Employees

Upon the resignation of the president, GEF granted a replacement International president an ownership interest in an entity controlled by GEF. Upon the replacement president’s resignation in May 2004, the Company paid a severance of 15,000,000 common shares, valued at $420,000, and the ownership interest in the GEF entity was canceled.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE (12)- Related Parties

Commission Relationship with International

The Company reinstated the charter of its wholly owned subsidiary, Carrier, which had previously been a dormant subsidiary. Effective May 1, 2004, International and Carrier signed a switch partition contract, together with a services pricing addendum which was not adhered to and instead, International was compensated for all services by the payment of 99% of Carrier’s revenue to International. The net effect of the transactions was to leave Carrier with 1% of the revenue, net of any credit risk borne by Carrier.

Carrier had limited employees in 2004, and at times, no employees. Carrier had no telephony assets. Material functions were performed by International employees, including: selling, buying, switching, customer support, billing and administration. As discussed above, International was reimbursed for these expenses through the transfer of 99% of Carrier’s revenue to International. Due to the lack of independent revenue servicing operations and related party implications, the net 1% of revenue inuring to Carrier was treated as a commission from May 2004 forward.

Purchase of Fixed Assets from International

At the date of its bankruptcy filing, International owed Cisco Systems Capital Corporation (“Cisco”) approximately $2.8 million relating to a capital lease obligation for telephony assets, which was classified as a prepetition account payable, subject to compromise at June 30, 2004. On October 5, 2004 the Company reached a settlement with Cisco for $750,000, and the underlying telephony assets were transferred out of International’s bankruptcy estate and to the Company.

Officers and Directors

Due to Related Parties - In December 2002, the Company received short term loans from two officers of the Company, and in early 2003, received an additional $38,500, including $11,000 from a third officer. The loans bore interest at 7% per annum, and were subject to a 10% fee to the officers for use of the proceeds. The loans are classified as short-term as they are due upon demand of the officers. As of December 31, 2004 and 2003, the principal amount due to these related parties, including the 10% fee, totaled approximately $38,000 and $161,000, respectively. Interest expense and related fees were approximately $14,000 and $12,000, for the years ended December 31, 2004 and 2003, respectively.

Shareholder Advances- In March 2000, the Company became indebted to the then-Chief Executive Officer in the form of a promissory note in the amount of approximately $1.2 million (the “Wood Note”). The Wood Note contained a right to convert at a 20% discount to market. Approximately $1,054,000 at December 31, 2003 was owed to the chief executive officer.

In February 2003, the Wood Note was amended (the “First Amendment”), in conjunction with the execution of Investors Note 1. In exchange for Wood agreeing to forego conversion of the Wood Note for a period of six months subsequent to when the Investors would have no secured note agreement with the Company, the conversion rate on the Wood Note was changed to 50%. The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant gain of approximately $359,000 recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded. Since the derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was then recorded at fair market value at each period end date, and the change recorded to derivatives income (expense).

On August 7, 2003, the Wood Note was amended (the “Second Amendment”) to provide for a fixed conversion of $.0016 per share (50% of the August 7, 2003 high trading price), and to remove any restrictions on conversion. The aforementioned substantial modification of debt is accounted for under EITF 96-19 as a deemed extinguishment of debt, with a resultant gain of approximately $288,000 recorded upon execution. In conjunction with the deemed extinguishment of debt, a substantial derivatives liability was recorded. Since the derivatives liability associated with the deemed extinguishment exceeded the principal value, the principal amount was re-set to zero, and then re-accreted over the term of the note, using the yield-to-maturity method. The embedded derivative was recorded at fair market value at the end of each accounting period end, and the change recorded to derivatives income (expense).

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Offsetting the gains on extinguishment of debt described above, the effect of marking to market the value of the Wood Note embedded derivatives was an expense of approximately $91 million during 2003 and a gain of approximately $72.3 million during 2004. The significant change in derivatives valuation was materially affected by a steep rise in the price per share of the Company’s common stock in late 2003, followed by a steep decline in 2004.

In August 2003, approximately $309,000 of the Wood Note was converted to 96,588,250 shares of the Company’s common stock. The exercise price used in the conversions was $.0032, as accepted by the shareholder although the Second Amendment contemplated a price of $.0016 per share.

In conjunction with the acquisition of GlobalNet International, Wood entered into a verbal agreement to convert the remaining portion of the Wood Note (approximately $1.1 million), subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 658.7 million shares of the Company’s common stock, were issued to Wood in April 2004.

At each conversion date, the Company accelerated the reaccretion of principal to the full amount of face principal converted into common stock, and recorded losses on conversion. During 2004 and 2003, the Company recorded losses on conversion of the Wood Note in the approximate amounts of $1.1 million and $309,000, respectively. During 2004 and 2003, the Company recorded reductions of derivatives liabilities and offsetting additions to additional paid-in-capital on conversions of the Wood Note in the approximate amounts of $19.6 million and $.9 million, respectively

On August 11, 2003, the then-Chief Executive Officer (Wood), then-President and then-Chief Financial Officer converted an aggregate of approximately $230,000 of accrued bonuses and salaries payable into 71,911,750 Company common shares. In addition, as described above, Wood converted $309,000 of the Wood Note into 96,588,250 Company common shares.

The conversions substantially provided sufficient shares held by insiders, such that the Board of Directors’ resolutions increasing the authorized number of shares to 20 billion shares and authorizing a new class of preferred stock, were passed by action of majority shareholders. The increase in authorized shares, preferred stock authorization, and the ability to deliver proxies representing majority control of the Company were elements of the GEF negotiations, finally consummated on August 25, 2003.

In addition to the Wood Note, the Company was obligated to another shareholder in the amount of approximately $54,000 at December 31, 2002. Pursuant to a settlement and release agreement executed in June 2003, this shareholder indebtedness was extinguished. Concurrently with the execution of the settlement and release agreement, a consulting agreement was signed with the shareholder and 5 million shares of the Company’s common stock was issued and registered on Form S-8. The value of the shares was approximately $30,000. The Company recorded gain on extinguishment of debt of approximately $24,000 during 2003 on this transaction.

The Company’s Board of Directors (the “BOD”) granted an aggregate of 14,227,708 fully vested shares of restricted common stock to employees, officers, directors, consultants and employees of International on December 30, 2004. In addition, the BOD granted an aggregate of 174,481,250 shares of restricted common stock to employees, officers, directors, consultants and employees of International on December 30, 2004, subject to vesting over a twenty-four month period. Officers and

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Directors received an aggregate of 5,677,083 and 121,250,000 shares, respectively, of fully vested and unvested common shares in the above grant. In June 2003, stock bonuses to executive officers totaled 10,000,000 shares of the Company’s common stock, valued at approximately $53,000.

Severance Agreements

In March 2004, the Company paid a former President $100,000 pursuant to a Severance Agreement and Release of Claims. In May 2004, the Company agreed to a Severance Agreement and Release of Claims with a newly hired President, in exchange for the issuance of 15,000,000 shares of Company common stock, valued at $420,000 and one-month’s salary.

Growth Enterprise Fund (“GEF”)

As part of the GlobalNet International acquisition, GEF acquired approximately 60% of the Company’s common stock and all of its outstanding mandatorily redeemable preferred stock. In addition, as part of the GlobalNet International acquisition, the Company issued a note to GEF for $500,000. This note was repaid during the 4th Quarter 2003.

In January 2004, the Company secured a contract with Global Telesat Corp., a wholly owned subsidiary of GEF, for worldwide termination of voice and data mobile satellite telecommunications traffic originating in Iraq. In conjunction with securing this contract, the Company issued 300,000,000 shares of common stock to International consultants valued at $21,000,000. The Company did not derive significant revenues from the Global Telesat Corp contract and the consultants failed to fully perform the contractually required consulting services.

In March 2004, GEF granted a replacement International president an ownership interest in an entity controlled by GEF. Upon the replacement president’s resignation in May 2004, the Company paid a severance of 15,000,000 common shares, valued at $420,000, and the ownership interest in the GEF entity was canceled.

In conjunction with the International acquisition, the Company originally issued its preferred stock consideration in the form of both Series A and Series B Preferred Stock. In late 2003 the Company agreed with GEF that the original issuance of Series B Preferred Stock was an error, and agreed to issue only a single Series A Preferred Stock to GEF. In December 2003, in contemplation of a default on its mandatorily redeemable preferred stock, the Company agreed to modify GEF’s conversion option from “upon default” to free convertibility at GEF’s option. In March 2004, the Company agreed to reduce the conversion price from $.0074 per common share to $.0016 per common share.

In 2004 and 2003, the Company recorded losses on these deemed debt extinguishments of $308.5 million and $64.1 million, respectively. The Company also recorded derivative expense on the embedded derivatives of $129 million in 2003, and derivative income of $482.7 million in 2004.

In April 2004, the Company and GEF agreed that all accumulated payments on the mandatorily redeemable preferred stock through June 30, 2004, would be converted to Company common shares. In June 2004, approximately $1.1 million of preferred stock and $650,000 of accrued interest were converted to approximately 1.1 billion shares of Company common stock at a price of $.0016 per common share. In July 2004, GEF voluntarily converted $89,600 of preferred stock to 56 million shares of Company common stock at a price of $.0016 per common share. The Company recorded

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

losses on these conversions, totaling approximately $1.2 million. In addition, upon conversions, the Company recorded reductions of derivatives liabilities and offsetting additions to additional paid-in-capital on these conversions in the approximate aggregate amount of $11.3 million.

In May 2004, GEF entered into an agreement with the Company and the Investors, whereby GEF would surrender Company common shares held by GEF to the Company, upon conversion of an equivalent amount of common shares underlying Investors Notes (up to a limit of 2.5 billion common shares). In October 2004, GEF agreed to surrender all of its shares of Company common stock (approximately 3.4 billion common shares) and all of its holdings of Series A Preferred Stock for cancellation (approximately $14.1 million of principal and accrued interest).

During 2004, the Company contributed approximately $87,000 to initially capitalize an unconsolidated entity with GEF utilizing mobile satellite technology. The investment was not successful and was written off during 2004.

NOTE (13)- CREDIT AND BUSINESS CONCENTRATIONS

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk,” requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash in one financial institution.

A significant portion of the Company's revenue during 2003 was concentrated among a few large customers. The largest customer represented approximately 53% of total revenue for the twelve months ended December 31, 2003. The next three largest customers represented approximately 25%, 11% and 3% of total revenue for the twelve months ended December 31, 2003, respectively.

The Company recorded commission revenue during 2004, based upon related party sales to its unconsolidated subsidiary in bankruptcy (International). This related party commission revenue constituted 100% of the Company’s revenues during 2004.

From time to time, the Company is dependent upon individual telecommunication services providers. During 2003, the Company’s three largest telecommunications services providers accounted for approximately 21%, 21% and 16% of total Company cost of transmitted traffic, respectively. The Company recorded only commission revenue during 2004, based upon related party sales to its unconsolidated United States subsidiary in bankruptcy (International). Although the Company’s accounting policy reflected only commission revenue, International was the sole source servicer of all related party sales by the Company.

NOTE (14)- GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting information regarding operating segments in annual financial statements and requires select information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131 is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as one operating segment - telecommunication services. Substantially all of the Company’s assets were located in the United States.

Data relating to the Company's revenues by geographic area for the year ended December 31, 2003 is set forth below:

			(in 000's)
		Vietnam/
	Thailand	Laos	United States	Other	Total
Year ended December 31, 2004	-	-	81	-	81
Year ended December 31, 2003	$2,001	475	312	514	$3,302

At December 31, 2004 and 2003, the Company’s identifiable assets in the approximate amounts of $622,000 and $488,000, respectively, were substantially located in the United States.

NOTE (15)- SUBSEQUENT EVENTS

The following subsequent event information is presented for the period from January 1, 2005 to June 30, 2007.

International Bankruptcy

Subsequent to International’s cessation of operations in June 2005, and the transfer of certain remaining customers, vendors, and employees to Carrier at that date, Carrier was deemed to be fully servicing of all of its revenues and operations. Accordingly, beginning in June 2005, all revenues and operations are attributable to Carrier’s independent operations, and not as “commission” bearing operations. As a result of International’s dismissal from bankruptcy protection in June 2005, certain significant pre-petition and post-petition liabilities remain intact. The Company and Carrier could, under certain limited circumstances, be subject to claims of diminution of estate or successor liability.

Continuing Losses

The Company has experienced net operating losses for the twelve months ended both December 31, 2004 and 2003. Significant losses have continued into the second quarter of 2007, and the Company’s debt load has continued to increase (however, see below for information relating to an asset transfer and accompanying debt reduction in late 2006 and early 2007). Management continues efforts to reduce its cash consumption, and to negotiate settlements with creditors, as it deems appropriate in individual circumstances.

In June 2005 International ceased operations, since that time the Company has attempted to rebuild around the wholesale revenue business of Carrier, and to attempt to diversify into additional retail Voice over Internet Protocol (“VoIP”) products. However, this effort has thus far been largely unsuccessful, and there is no assurance that these efforts will be ultimately sufficient for survival.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

The Company is in default on its notes payable, allowing for foreclosure by the lenders with little advance notice. Most of the notes payable also have convertibility features that significantly impede the ability of the Company to raise equity capital.

Throughout 2006 and into 2007, the Company has been dependent upon monthly funding from its existing debt holders. Funding decisions have typically not extended beyond thirty days at any given time, and the Company does not currently have a defined longer-term funding source. In the absence of continued monthly funding by its current debt holders, the Company would have insufficient funds to continue operations. There is no assurance that additional funding from the current debt holders will be available, or available on terms and conditions acceptable to the Company.

Should the Company be unsuccessful it its efforts to diversify its revenue stream, reduce cash consumption, negotiate favorable settlements and secure additional funding, the Company would be materially and adversely affected.

Financing

General- the Investors Notes

Beginning in 2003, the Company entered into a series of convertible notes with the Investors. The Investors Notes typically contained a market interest rate, a conversion option into Company shares, and separate warrants to purchase Company shares. The conversion options ranged from a 40% discount to a 20-day trailing stock trading calculation in the early stages of the relationship, to an 85% discount in early 2007.

All of the Investors Notes issued in 2003 through 2007 are in default. All of the Investors Notes are collateralized by substantially all of the assets of the Company, with the exception of the Company’s interest in GlobalNet International, which is pledged to Titan. All of the Investors Notes have registration rights and contain provisions whereby the holders contractually agreed to restrict their ability to convert the Investors Notes and exercise warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.90% of the Company's then issued and outstanding shares of common stock. All of the Investors Notes are callable by the Company at various premiums under defined conditions; however, the conditions are not currently met, and therefore the notes are not currently callable.

In addition, the Investors Notes are materially affected by modifications to the terms and conditions thereof in conjunction with new financing arrangements. These modifications were evaluated under EITF No. 96-19 and on multiple occasions resulted in deemed extinguishments of debt.

The effects of accounting for embedded derivatives and deemed extinguishments of debt has not yet been evaluated for events subsequent to December 31, 2004.

Investors Note 2

In April 2005, the Company agreed with respect to Investors Note 2: (a) to modify the conversion prices to be equal to the lower of (i) $0.0036 or (ii) 25% of the average of the three lowest intraday

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date; (b) change the warrant exercise price to $.0036; and, (c) extend the terms of the warrants to April 29, 2010.

In December 2005, the Company agreed to change the variable conversion price on all outstanding Investors Notes (including Investors Note 2) to equal to 20% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

In November 2006, the Company agreed to change the variable conversion price on all outstanding Investors Notes (including Investors Note 2) to equal to the lower of (i) $0.06 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

Subsequent to December 31, 2004, all except approximately $22,000 of Investors Note 2 principal was converted into Company common stock.

Investors Note 3

In April 2005, the Company agreed with respect to Investors Note 3: (a) to modify the conversion prices to be equal to the lower of (i) $0.0036 or (ii) 25% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date; (b) change the warrant exercise price to $.0036; and, (c) extend the terms of the warrants to April 29, 2010.

In December 2005, the Company agreed to change the variable conversion price on all outstanding Investor Notes (including Investors Note 3) to equal to 20% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

In November 2006, the Company agreed to change the variable conversion price on all outstanding Investor Notes (including Investors Note 3) to equal to the lower of (i) $0.06 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

Interest Conversion

In October 2005, the Company agreed to convert $523,000 of accrued interest on Investors Note 1, Investors Note 2 and Investors Note 3 into a new, non-interest bearing note.

Investors Note 4

In April 2005, the Company agreed with respect to Investors Note 4: (a) to modify the conversion prices to be equal to the lower of (i) $0.0036 or (ii) 25% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date; (b) change the warrant exercise price to $.0036; and, (c) extend the terms of the warrants to April 29, 2010.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

In December 2005, the Company agreed to change the variable conversion price on all outstanding Investors Notes (including Investors Note 4) to equal to 20% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

In November 2006, the Company agreed to change the variable conversion price on all outstanding Investor Notes (including Investors Note 4) to equal to the lower of (i) $0.06 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

Investors Note 5

In April 2005 the Company executed a callable convertible note agreement and addendum for a principal amount of $1,250,000 (“Investors Note 5”). Net proceeds of $1,185,000 (net of lender fees of $65,000) were received in three tranches in April and May, 2005. As originally structured, Note 5 bore interest at 12%, matured two years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.0036 or (ii) 25% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 462,962,963 warrants to purchase common stock at a price of $.0036 per share, for a five year period. The holders contractually agreed to restrict their ability to convert Investors Note 5 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.90% of the Company's then issued and outstanding shares of common stock.

Investors Note 6

In June 2005 the Company executed a callable convertible note agreement for a principal amount of $1,750,000 (“Investors Note 6”). Net proceeds of $1,680,000 (net of lender fees of $70,000) were received in three tranches in June, September and October, 2005. As originally structured, Investors Note 6 bore interest at 12%, matured two years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.0036 or (ii) 25% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 1,070,000 warrants to purchase common stock at a price of $.0009 per share, for a five year period. The holders contractually agreed to restrict their ability to convert Investors Note 6 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.90% of the Company's then issued and outstanding shares of common stock..

Investors Note 7

In December 2005 the Company executed a callable convertible note agreement and addendum for a principal amount of $1,500,000 (“Investors Note 7”). Net proceeds of $1,495,000 (net of lender fees of $5,000) were received in five monthly tranches from December 2005 to April 2006. As originally structured, Investors Note 7 bore interest at 12%, matured two years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of $.0036 or (ii) 20% of the average of the three lowest intraday trading prices for the

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 1,500,000 warrants to purchase common stock at a price of $.0009 per share, for a five year period. The holders contractually agreed to restrict their ability to convert Investors Note 7 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.90% of the Company's then issued and outstanding shares of common stock.

Investors Note 8

In May 2006 the Company executed a callable convertible note agreement for a principal amount of $1,200,000 (“Investors Note 8”). Net proceeds of $1,155,000 (net of lender fees of $45,000) were received in five monthly tranches from May 2006 to October 2006. As originally structured, Investors Note 8 bore interest at 6%, matured three years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 20% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 100,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 8 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.90% of the Company's then issued and outstanding shares of common stock.

Investors Note 9

In November 2006 the Company executed a callable convertible note agreement and addendum for a principal amount of $160,000 (“Investors Note 9”). As originally structured, Investors Note 9 bore interest at 10%, matured three years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.06 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 9 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.90% of the Company's then issued and outstanding shares of common stock.

Investors Note 10

In December 2006 the Company executed a callable convertible note agreement for a principal amount of $160,000 (“Investors Note 10”). Investors Note 10 bears interest at 10%, mature three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 10 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

such conversion or exercise did not exceed 4.90% of the Company's then issued and outstanding shares of common stock.

Investors Note 11

In January 2007 the Company executed a callable convertible note agreement for a principal amount of $250,000 (“Investors Note 11”). Investors Note 11 bears interest at 10%, matures three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 11 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.90% of the Company's then issued and outstanding shares of common stock.

Investors Note 12

In February 2007 the Company executed a callable convertible note agreement for a principal amount of $200,000 (“Investors Note 12”). Investors Note 12 bears interest at 10%, matures three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 12 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.90% of the Company's then issued and outstanding shares of common stock.

Investors Note 13

In March 2007 the Company executed a callable convertible note agreement for a principal amount of $180,000 (“Investors Note 13”). Investors Note 13 bears interest at 10%, matures three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 13 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.90% of the Company's then issued and outstanding shares of common stock.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Investors Note 14

In April 2007 the Company executed a callable convertible note agreement for a principal amount of $160,000 (“Investors Note 14”). Investors Note 14 bears interest at 10%, matures three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 14 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.90% of the Company's then issued and outstanding shares of common stock.

Investors Note 15

In May 2007 the Company executed a callable convertible note agreement for a principal amount of $150,000 (“Investors Note 15”). Investors Note 15 bears interest at 10%, matures three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 15 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.90% of the Company's then issued and outstanding shares of common stock.

Investors Note 16

In June 2007 the Company executed a callable convertible note agreement for a principal amount of $150,000 (“Investors Note 16”). Investors Note 16 bears interest at 10%, matures three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 10,000,000 warrants to purchase common stock at a price of $.0002 per share, for a seven year period. The holders contractually agreed to restrict their ability to convert Investors Note 16 and exercise the Warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.90% of the Company's then issued and outstanding shares of common stock.

Investors Note 17
On August 6, 2007 the Company executed a callable convertible note agreement for a principal amount of $120,000 (åInvestors Note 17æ). Investors Note 17 bears interest at 10%, matures three years from the date of issuance, and is convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.03 or (ii) 15% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

Conversions of Investors Notes

Substantial amounts of Investors Notes in existence at December 31, 2004 have been converted into Company common shares subsequent to that date. Subsequent to December 31, 2004, an aggregate of approximately $672,000 of Investors Notes principal have been converted into approximately 7.4 billion shares of Company common stock.

International Bankruptcy Related; Further Development of Carrier Services

In the second quarter of 2005, a large post-petition creditor (Qwest Communications Corporation; “Qwest”) filed a motion with the Bankruptcy Court to: convert International’s filing to a Chapter 7

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

liquidation; appoint a trustee; and, have the trustee investigate certain alleged intercompany relationships with a view to seeking recovery of sums to the bankruptcy estate. On June 17, 2005, the U.S. Trustee filed a motion with the Bankruptcy Court, requesting either conversion to Chapter 7 liquidation and the appointment of a trustee, or alternatively, dismissing the case from bankruptcy protection.

On June 20, 2005 International’s largest secured creditor (MCI Worldcom Network Services, Inc.; “MCI”) filed a motion with the Bankruptcy Court opposing the Qwest motion, and requested that the case be dismissed from bankruptcy protection. On June 21, 2005, International filed a motion with the Bankruptcy Court, consenting to MCI’s motion to dismiss the case.

In conjunction with the dismissal, International agreed to transfer virtually all remaining assets (consisting of certain telephony switch assets and receivables) to MCI. The telephony assets and receivables were valued at approximately $130,000 and $50,000, respectively. The Company subsequently sold the telephony equipment, remitted $180,000 to MCI, and forfeited a $250,000 deposit, in exchange for a release and settlement agreement executed on September 14, 2005.

On June 23, 2005, International, the Company, and Qwest agreed to settlements of International’s post-petition liabilities and a separate claim against the Company dating prior to 2003. The Company funded payments to Qwest of $500,000 related to the International post-petition claims and $75,000 related to the claim against the Company. The payments related to the International claims will be reflected in 2005 as a loss on equity investment, and the claim against the Company will be reflected in 2005 as a settlement loss.

On June 10, 2005, International ceased operations. Upon International’s dismissal from bankruptcy and cessation of operations, virtually all International employees were transferred to Carrier. International’s remaining switch site lease was re-leased to Carrier. To the extent possible, remaining customers and vendors were transferred to Carrier. Operations post-cessation were continued through Carrier. Carrier’s losses were greatly increased with the absorption of all of the costs previously borne by International. Additionally, due to the forced sale by MCI of certain specific technology telephony assets, certain large customers could not be transferred and serviced.

As a result of the dismissal, all pre-petition and post-petition liabilities remained intact, unless earlier settled through direct negotiations. The Company accounted for the investment in International on the equity method as is reflected in the restated financial statements until June 2005 at which time the investment was written off.

Other Contingencies

During late 2006 and early 2007, the Company received demand letters and other notices alleging unpaid amounts relating to infrastructure abandonment and unpaid traffic invoices totaling approximately $1.3 million. During 2007, the Company settled these demands for promises to pay totaling $700,000, to be discharged primarily by monthly payments.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Related Party

Settlement of Certain Disputes with Officers

On December 29, 2005, the Company and Mark Wood ("Wood"), the Company's then Chief Executive Officer, entered into a Settlement Agreement and Release (the "Wood Agreement"). Pursuant to the Wood Agreement, the Company and Wood each agreed that the payment of $96,500 (the "Wood Payment") made in April 2005 represented full satisfaction of all claims by Wood against the Company including a loan owed by the Company to Wood in the amount of $17,924, loan interest in the amount of $14,500, deferred compensation in the amount of $140,000 and expenses paid by Wood on behalf of the Company in the amount of $25,000 (collectively, the "Wood Claims"). Further, Wood remitted $18,067 to the Company to cover state and federal withholding taxes. The Company and Wood mutually released one another from any actions or claims related to the Wood Claims and the Wood Payment.

On December 30, 2005, the Company and Thomas Seifert ("Seifert"), the former chief financial officer of the Company, entered into a Settlement Agreement and Release (the "Seifert Agreement"). Pursuant to the Seifert Agreement, the Company and Seifert each agreed that the payment of $64,500 (the "Seifert Payment") made in April 2005 represented full satisfaction of all claims by Seifert against the Company including a loan owed by the Company to Seifert in the amount of $10,000, deferred compensation in the amount of $16,667, a bonus in the amount of $45,000 and salary due to Seifert in the amount of $60,000 pursuant to the Employment Agreement entered between Seifert and the Company and such Employment Agreement was terminated except that all health insurance premiums would be paid through January 31, 2006 (collectively, the "Seifert Claims"). Further, Seifert remitted $9,844 to the Company to cover state and federal withholding taxes. The Company and Seifert mutually released one another from any actions or claims related to the Seifert Claims and the Seifert Payment.

The Company and Seifert also agreed that Seifert would serve as a consultant to the Company from October 16, 2005 through January 20, 2006 in consideration of a payment in the amount of $4,875. From January 21, 2006 to April 30, 2006, Seifert agreed to provide the Company with consulting services at an agreed hourly rate plus reimbursement of all expenses. As additional consideration, the Company agreed to pay Seifert $2,500 upon the filing of the 10-KSB for each of the years ended December 31, 2003, December 31, 2004 and December 31, 2005. Subsequent to the Seifert Agreement, a dispute has arisen between the Company and Seifert related to certain consulting payments Seifert alleges are owed by the Company.

In both the Wood and Seifert settlements, internal control issues and deficiencies were present, primarily related to previously undocumented disbursements that later became elements of the settlements.

Waiver of Vesting Requirements

Beginning in the first quarter of 2005, the vesting requirement for certain restricted stock grants was waived upon employees’ terminations. In the second quarter of 2005, an officer (who was also a director) and a director resigned, and the vesting requirement was similarly waived. In August 2005, another officer resigned, and the vesting requirement was waived. In August 2006, the President and CEO resigned, and the vesting requirements were waived. The Company currently expects to record a $663,000 charge in 2005 to reflect the waiver of vesting requirements.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Disposition of Indebtedness, Sale of Assets, and Future Service Obligations

The Company executed an Asset Purchase Agreement, dated as of January 5, 2007, which was effective as of December 29, 2006 (the “Purchase Agreement”) pursuant to which the Company sold certain of its software assets relating to its iDialDirect operations to Dibz International, Inc. (“Dibz”) in consideration for Dibz assuming $3,000,000 worth of indebtedness held by New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (the "Investors"). Furthermore, Dibz was entitled to use up to $50,000 worth of excess capacity services per month, on a non-cumulative basis, to be provided by the Company pursuant to an operating agreement entered into contemporaneously with the execution of the Purchase Agreement. Pursuant to the Purchase Agreement, the Company and Dibz acknowledged that Dibz would retain a copy of the assets sold to Dibz. In the event either party made any modifications to this technology, such party would retain the exclusive right to such modifications.

Contemporaneously with the execution of the Purchase Agreement, the Company entered into a three year operating agreement, dated as of January 5, 2007, which was effective as of December 29, 2006 (the “Operating Agreement”) pursuant to which the Company agreed to provide Dibz with various services, including, but not limited to, access to certain excess capacity in the Company’s telecom network and network operations as well as provide Dibz with technical support. In the event that the Company was unable to continue providing its services to Dibz, the Operating Agreement could be terminated by Dibz upon 30 day written notice, provided, however, that the Company would give Dibz, if necessary, the ability to continue using the services for an additional 30 days after the date of termination in order to allow for a transition to another provider. In the event either the Company or Dibz were a party to any bankruptcy or insolvency proceeding, the Operating Agreement would become null and void on the date of such filing with any bankruptcy court or other proceeding.

The Company is researching the accounting implications of this transaction. It is possible that the recording will include components of: gain on sale of assets; gain on extinguishment of debt; gain on extinguishment of derivative liabilities; and, deferred service obligations. It is currently anticipated that a valuation of the transferred assets or alternatively, the fair market value of the extinguished debt, will be obtained to assist in segregating and measuring likely components. Decisions regarding the ultimate measurement and timing of recordation are subject to further review and audit.

The current Chief Executive Officer of Dibz, Mark Wood, is a former executive officer of the Company. Wood is also a shareholder of the Company. Other arrangements between the Investors and Dibz may exist or be contemplated. Although the Company believes that these transactions do not constitute those of a “related party” nature, as defined, the reader should note that such relationships may have an impact on the valuation perceptions of the various parties to the Agreement.

Other Related Party Subsequent Events

Consulting Payments to Former Officer and Director- From September 2005 to February 2006, the Company made consulting payments to the Company’s former General Counsel and Director, of $5,000 per month.

Unpaid Wages Settlements- In October 2005, the Company settled unpaid wages claims by the Company’s former President for a lump sum payment of approximately $13,000, including accumulated interest. The Company has also settled a different unpaid wages claim by a former

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

President for monthly payments in 2005 and 2006 aggregating to approximately $13,000, including interest.

Employment Relationship with Former Officer- In January 2007, the Company’s Chief Financial Officer resigned. The Company subsequently employs the former officer in a non-officer capacity to assist in audit and accounting related activities.

Consulting Arrangement with Director- In May 2005, an executive consultant was appointed to the Board of Directors. The consultant’s company received total consulting payments of approximately $284,000 during 2005 and 2006. In addition, the consultant’s company received restricted stock grants totaling 150 million shares, pursuant to a contract signed in August 2004, prior to the consultant’s appointment as a director.

NOTE (16)- GlobalNet International Financial Statements and Disclosures

International filed for bankruptcy protection on June 30, 2004. Pursuant to the provisions of SFAS No. 94, the Company cannot meet the standard of maintaining control of this subsidiary while under bankruptcy protection. Accordingly, International is accounted for under the equity method of accounting for all presented periods.

Bankruptcy Proceedings

On June 30, 2004, International (the Debtor) commenced the Chapter 11 Proceeding by filing a petition for relief under chapter 11 of title 11 of the Bankruptcy Code with the Bankruptcy Court. From June 30, 2004 to June 23, 2005, the Debtor continued to manage the property as debtor in possession, subject to the supervision of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. An immediate effect of the filing of the Chapter 11 Proceeding was the imposition of the automatic stay under section 362 of the Bankruptcy Code, which, with limited exceptions, enjoined the commencement or continuation of: (a) all collection efforts by creditors; (b) enforcement of liens against any assets of the Debtor; and (c) litigation against the Debtor.

In July 2004, International entered negotiations with MCI Worldcom Network Services, Inc. ("MCI"), International’s largest vendor, in order to gain approval from the US Bankruptcy Court to continue to use MCI's cash collateral to continue operations. On August 17, 2004, a cash collateral order was granted by the Bankruptcy Court; however, the order gave MCI a lien on all of International's post petition receivables.

On August 17, 2004, the Bankruptcy Court granted the Debtors' motion for a Consent Order authorizing the Debtor's continued utility services from MCI which allowed the Debtor to continue the relationship with MCI without impacting revenues. The utility services order allowed International to continue as a customer of MCI, but with certain defined limitations. The order limited the amount of business that International was allowed to send MCI on a daily basis and, in the event that traffic exceeded the limit ($1,150,000 per week), then International was required to pay for the overage on the next business day. This limit effectively reduced the amount of business that the Company was able to do with MCI since negative cash flows existed whenever daily limits were exceeded. On August 18, 2004, International also posted a $250,000 security deposit with MCI.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

On August 17, 2004, the Bankruptcy Court also granted Debtors' motion for a Consent Order authorizing the Debtor to enter into a post-petition Factoring Agreement with the parent corporation, GlobalNet Corporation (“GlobalNet/iDial"). The agreement allowed GlobalNet/iDial to advance monies to the Debtor and repay the debt in order to continue timely payments to its vendors.

On October 5, 2004, International reached a contractual settlement with Cisco Systems Capital Corporation (“Cisco”), from whom International had leased significant telecommunications equipment used in its wholesale telephony business. In exchange for a $750,000 cash payment by GlobalNet/iDial to Cisco, all leasehold obligations owed by International to Cisco were satisfied and GlobalNet/iDial received title to the leased equipment. On October 12, 2004, the settlement with Cisco was approved by MCI and the bankruptcy court. In conjunction with this settlement, International recorded a gain on extinguishment of debt of approximately $2 million during 2004.

In June 2005, International’s bankruptcy case was dismissed by the Bankruptcy Court, and International ceased operations. Settlements were reached with certain large creditors. Substantially all assets of International were transferred to MCI as a result of the bankruptcy dismissal and MCI’s secured status.

Accounting and Reporting Requirements During Bankruptcy by the Debtor

International’s financial statements have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all prepetition liabilities of the Debtor that are subject to compromise are segregated in International’s Consolidated Balance Sheet as liabilities subject to compromise. These liabilities are recorded at the amounts allowed, or expected to be allowed, as claims by the Bankruptcy Court.

In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceeding only to the extent that it will be paid during the Bankruptcy Proceedings or that it is probable to be an allowed priority, secured, or unsecured claim. Accordingly, International has not accrued interest on its prepetition debts subsequent to June 30, 2004.

The reclassification of prepetition amounts includes amounts related to trade payables and the note payable entered into with MCI in July 2003. As of June 30, 2004, the Debtor owed MCI and affiliated entities approximately $17,473,000 of which $2,664,000 related to the note payable. The note payable was secured by the Debtor's assets, including accounts receivable, cash and other assets. The value of the collateralized assets was estimated to be less than the secured value of the note payable, thus, all MCI liabilities have been classified as "Current liabilities subject to compromise" in the Debtor financial statements below.

The Debtor also owed Cisco Systems Capital Corporation (“Cisco”) approximately $2.8 million relating to a capital lease obligation for telephony assets, which was classified as a prepetition accounts payable subject to compromise at June 30, 2004. As discussed above, in October 2004 International reached a settlement with Cisco for a payment of $750,000 by GlobalNet/iDial, and the underlying telephony assets were transferred out of the bankruptcy estate and to GlobalNet/iDial.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Accounting and Reporting Requirements by the Parent

Pursuant to SFAS No. 94, the Company was deemed to have lost control of International as a result of the bankruptcy filing. Accordingly, GlobalNet International has been deconsolidated for all presented periods and accounted for on the equity method of accounting.

The unaudited financial statements, below, provide important information with respect to International during 2003 and 2004, but do not contain all footnote information necessary under Generally Accepted Accounting Principles to fairly present the separate financial statements of International.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GlobalNet International, L.L.C.
(Debtor in Possession as of June 30, 2004)
Balance Sheets
ASSETS
	(in 000's)
	Debtor in Possession
	December 31,	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$205	$362
Accounts receivable, less allowance of $1,129 and $1,000, respectively	1,035	3,002
Prepaid expenses and other current assets	95	331
Carrier deposits	275	344
Receivable from parent and parent's subsidiary, net	2,121	2,051
Deferred asset, consultant services	-	10,063
Total current assets	3,731	16,153
Property and equipment, net	686	2,355
Deferred asset, consultant services	-	10,500
Total Assets	$4,417	$29,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current liabilities not subject to compromise:
Accounts payable	$1,239	$3,024
Accounts payable due to MCI	53	9,850
Accrued liabilities	-	270
Current portion of note due to MCI	-	3,682
Deferred revenue	122	33
Restructuring reserve	-	138
Capital lease obligations	-	2,749
Notes payable and accrued interest- parent	-	385
Total current liabilities not subject to compromise	$1,414	$20,131

Current liabilities subject to compromise:
Accounts payable	1,464	-
Accounts payable due to MCI	14,747	-
Accrued liabilities	108	-
Note due to MCI	2,664	-
Capital lease obligations	6	-
Notes payable and accrued interest- parent	40,052	-
Total current liabilities subject to compromise	59,041	-
Total current liabilities	60,455	20,131

Capital lease obligations, net of current portion	-	6
Notes payable to parent	-	39,122
Total Liabilities	60,455	59,259

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock	-	-
Additional paid-in capital	31,719	31,292
Accumulated deficit	(87,757)	(61,543)
Total stockholders’ deficit	(56,038)	(30.251)
Total liabilities and stockholders' deficit	$4,417	$29,008

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GlobalNet International, L.L.C.
(Debtor in Possession as of June 30, 2004)
Statements of Operations

	(in 000's)
	Debtor in Possession
	Year Ended December 31,	Period From August 26, 2003 to December 31,
	2004	2003

Revenue	$68,135	$32,422

Operating expenses
Data communications and telecommunications	66,913	31,477
Network operations	3,519	1,482
Selling and marketing	21,447	664
General and administrative expenses	2,283	1,046
Write-offs of property, plant and equipment	366	99
Goodwill and intangibles write-off	-	57,305
Bad debt expense	180	37
Depreciation and amortization	879	1,288

Operating loss	(27,452)	(60,976)

Interest on note to parent	(546)	(385)
Interest expense, net	(170)	(182)
Gain on extinguishments of debt	1,954	-
Net loss	$(26,214)	$(61,543)

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GlobalNet International, L.L.C.
(Debtor in Possession as of June 30, 2004)
Statements of Cash Flows
	(in 000's)
	December 31,	December 31,
	Debtor in Possession 2004	2003

Cash flows from operating activities:
Net income (loss)	$(26,214)	$(61,543)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	879	1,288
Write-off of property, equipment and intangibles	366	99
Write-off of Goodwill and identifiable intangibles	-	57,305
Provision for doubtful accounts	180	37
Noncash stock issued for consulting and employees	20,563	437
Gain on extinguishment	(1,954)	-
Change in assets and liabilities:	-	-
Accounts receivable	1,787	66
Prepaid expenses and other current assets	236	596
Carrier deposits	69	178
Receivable from GlobalNet Corporation, net	1,042	(1,666)
Accounts payable	(993)	1,970
Accounts payable to MCI	4,950	4,259
Accrued Liabilities	265	(1,230)
MCI note current	-	-
Deferred revenue	89	(9)
Restructuring reserve	(138)	(111)
Capital lease	14	-
Other	(4)	(1)
Net cash provided by operating activities	1,137	1,675

Cash flows from investing activities:
Acquisition of property and equipment	(139)	(53)
Proceeds from sales of property and equipment	-	-
Cash and transaction expenses paid in connection with acquisition	-	-
Net cash used in investing activities	(139)	(53)

Cash flows from financing activities:
Proceeds from issuance of debt	-	-
Note and capital lease principal payments	(1,155)	(2,010)
Financing costs	-	-
Net cash used in financing activities	(1,155)	(2,010)

Net decrease in cash and cash equivalents	(157)	(388)
Cash and cash equivalents at beginning of period	362	750
Cash and cash equivalents at end of period	$205	$362

Supplemental disclosure cash flow information:
Interest paid:	$128	$197

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE (17)- Quarterly Information

As discussed at “NOTE (3) Restatements,” the Company was required to make material adjustments to its previously issued financial statements. Restated quarterly information for 2003 and 2004 is presented below:

Consolidated Balance Sheets
GlobalNet Corporation and Subsidiaries

ASSETS
	(in 000's) except per share amounts
	(unaudited)	(unaudited)	(unaudited)
	March 31,	June 30,	Sept.30,	Dec. 31,
	2003	2003	2003	2003
Current assets:
Cash and cash equivalents	$-	$106	$42	$43
Accounts receivable, less allowance of $0, $0, $3 and $0, respectively	221	191	181	27
Prepaid expenses and other current assets	174	115	46	26
Titan refinance fee	-	-	-	250
Total current assets	395	412	269	346
Property and equipment, net	714	522	671	488
Intangible assets, net	75	65	54	-
Deposit on acquisition	331	331	-	-
Loan costs	84	51	132	116
Investment in and receivable from GlobalNet, Inc.	-	-	48,738	21,000
Total assets	$1,599	$1,381	$49,864	$21,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,078	$1,134	$1,045	$950
Accrued liabilities	473	516	159	86
Due to related parties	171	169	171	161
Deferred revenue	106	109	103	-
Payable to GlobalNet International, L.L.C., net	-	-	436	2,051
Current portion of notes payable	39	31	29	27
Current portion of capital lease obligations	19	2	-	-
Accrued interest payable	28	75	76	152
Notes payable to stockholders	54	-	-	-
Notes payable to investors and others	39	-	-	-
Acquisition note payable to stockholders	-	-	500	-
Acquisiion note payable	-	-	1,500	1,200
Current portion of mandatorily redeemable preferred stock	-	-	1,481	260
Derivative obligations	3,503	4,090	102,210	565,547
Liability to issue stock to GlobalNet International L.L.C. consultants	-	-	-	21,000
Total current liabilities	5,510	6,126	107,710	591,434

Mandatorily redeemable preferred stock	-	-	13,308	-
Total Liabilities	5,510	6,126	121,018	591,434

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.005 par value, 500 million, 500 million, 1 billion, and 1 billion shares authorized; 153,003,343, 268,186,976, 495,159,276, and 595,159,276 outstanding, respectively	765	1,341	2,476	2,976
Common stock to be issued in connection with business acquisition with $.005 par value	-	-	24,226	23,726
Additional paid-in-capital	18,363	18,604	24,794	24,794
Accumulated deficit	(23,039)	(24,690)	(122,650)	(620,980)
Total stockholders’ deficit	(3,911)	(4,745)	(71,154)	(569,484)
Total liabilities and stockholders' deficit	$1,599	$1,381	$49,864	$21,950

See accompanying notes to consolidated financial statements.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GlobalNet Corporation and Subsidiaries
Consolidated Balance Sheets
ASSETS

	(in 000's, except share data)
	(unaudited)	(unaudited)	(unaudited)
	March 31,	June 30,	Sept.30,	Dec. 31,
	2004	2004	2004	2004
Current assets:
Cash and cash equivalents	$34	$1,743	$519	$221
Accounts receivable, less allowance of $0, $0, $0 and $2, respectively	25	83	51	97
Prepaid expenses and other current assets	21	39	53	35
Total current assets	80	1,865	623	353
Property and equipment, net	426	208	88	622
Loan costs	101	292	259	161
Investment in GlobalNet, Inc.	-	-	-	-
Total assets	$607	$2,365	$970	$1,136

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$779	$778	$713	$769
Accrued liabilities	159	70	146	99
Due to related parties	158	108	63	38
Payable to GlobalNet International, L.L.C., net	2,691	2,486	2,390	2,128
Current portion of notes payable	26	23	22	22
Accrued interest payable	217	269	348	476
Notes payable to stockholders, subject to derivative obligations	-	-	-	-
Notes payable to investors and others, subject to derivative obligation	1	6	26	148
Acquistion note payable	875	875	875	875
Current portion of mandatorily Redeem. pref. stock, subject to derivative obligations	455	-	-	-
Derivative obligations	355,980	100,729	51,185	16,855
Liability to issue stock to GlobalNet International L.L.C. consultants	-	93	433	-
Total current liabilities	361,341	105,437	56,201	21,410
Total Liabilities	361,341	105,437	56,201	21,410

Stockholders’ deficit:
Common stock, $.005 par value, 1 billion, 20 billion, 20 billion, and 20 billion shares authorized; 904,110,857, 7,594,802,472, 7,587,303,192, and 4,502,070,532 outstanding, respectively	4,521	37,974	37,937	22,510
Common stock to be issued in conjunction with business acquisition with a $.005 par value	23,726	747	747	-
Additional paid-in-capital	44,893	77,629	78,084	123,188
Accumulated deficit	(433,874)	(219,422)	(171,999)	(165,972)
Total stockholders’ deficit	(360,734)	(103,072)	(55,231)	(20,274)
Total liabilities and stockholders' deficit	$607	$2,365	$970	$1,136

See accompanying notes to consolidated financial statements.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GlobalNet Corporation and Subsidiaries
Consolidated Statements of Operations

	(in 000's, except share and per share data)
	Three Months Ended,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	Year Ended
	March 31	June 30	Sept. 30	Dec. 31	Dec. 31
	2003	2003	2003	2003	2003

Revenue	$1,165	$1,147	$822	$168	$3,302

Operating expenses
Data communications and telecommunications	1,067	1,121	805	326	3,319
Network operations	120	143	93	33	389
Selling and marketing	139	43	32	(9)	205
General and administrative expenses	375	399	329	200	1,303
Write-offs of property, plant and equipment	-	71	-	78	149
Goodwill and intangibles write-off	-	-	-	43	43
Bad debt expense	6	6	9	70	91
Depreciation and amortization	92	86	84	89	351

Operating loss	(634)	(722)	(530)	(662)	(2,548)

Interest expense, net	(108)	(78)	(103)	(418)	(707)
Derivatives expense	(762)	(196)	(95,528)	(384,391)	(480,877)
Gain (loss) on extinguishments of debt	438	(279)	(711)	(64,124)	(64,676)
Loss on conversions of debt	(116)	(326)	(404)	-	(846)
Losses on investment in and receivable from related entity	-	-	(676)	(48,738)	(49,414)
Other expense	2	(50)	(8)	3	(53)
Other income	1	-	-	-	1

Net Loss	$(1,179)	$(1,651)	$(97,960)	$(498,330)	$(599,120)

Basic weighted average shares outstanding	120,910,756	204,021,434	403,247,883	541,898,406	318,464,746
Basic loss per share	$(0.01)	$(0.01)	$(0.24)	$(0.92)	$(1.88)

Diluted weighted average shares outstanding	120,910,756	204,021,434	403,247,883	541,898,406	318,464,746
Diluted loss per share	$(0.01)	$(0.01)	$(0.24)	$(0.92)	$(1.88)

See accompanying notes to consolidated financial statements.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GlobalNet Corporation and Subsidiaries
Consolidated Statements of Operations

	(in 000's, except share and per share data)
	Three Months Ended,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	Year Ended
	March 31	June 30	Sept. 30	Dec. 31	Dec. 31
	2004	2004	2004	2004	2004

Revenue	$56	$1	$7	$17	$81

Operating expenses
Data communications and telecommunications	82	-	10	-	92
Network operations	15	11	54	80	160
Selling and marketing	-	61	8	31	100
General and administrative expenses	213	660	335	621	1,829
Write-offs of property, plant and equipment	-	156	86	14	256
Goodwill and intangibles write-off	-	-	-	-	-
Bad debt expense	(26)	3	37	7	21
Depreciation and amortization	62	62	35	28	187

Operating loss	(290)	(952)	(558)	(764)	(2,564)

Interest expense, net	(528)	(271)	(497)	(394)	(1,690)
Derivatives income	517,486	223,266	48,037	10,708	799,497
Gain (loss) on extinguishments of debt	(308,548)	(4,823)	838	(3,285)	(315,818)
Loss on conversions of debt	(14)	(2,676)	(90)	(123)	(2,903)
Losses on investment in and receivable from related entity	(21,000)	(93)	(306)	(115)	(21,514)

Net income	$187,106	$214,451	$47,424	$6,027	$455,008

Basic weighted average common shares outstanding	900,828,611	4,679,006,842	7,611,906,022	5,327,107,623	4,054,850,184
Basic income per share	$0.21	$0.05	$0.01	$0.00	$0.11

Diluted weighted average common shares outstanding	18,911,706,738	19,402,980,972	20,597,494,219	12,494,393,645	17,844,508,921
Diluted income per share	$0.01	$0.01	$0.00	$0.00	$0.03

See accompanying notes to consolidated financial statements.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GlobalNet Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	(in 000's)
	For the Quarters Ended,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	March 31, 2003	June 30, 2003	Sept.30, 2003	Dec. 31, 2003
Cash flows from operating activities:
Net loss	$(1,179)	$(1,651)	$(97,960)	$(498,330)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	92	86	84	89
Write-off of property, equipment and intangibles	-	71	-	121
Losses on investment in and receivable from related entity	-	-	676	48,738
Stock issued to consultants and employees	9	142	231	-
Derivative obligation income (expense)	762	196	95,528	384,391
Loss on extinguishment of derivative instruments	(438)	279	711	64,124
Loss on conversions into common stock	116	326	404	-
Amortization of financing costs	4	96	21	14
Change in assets and liabilities:
Accounts receivable	(76)	30	10	154
Titan prepaid costs	-	-	-	(250)
Accrued interest preferred stock	-	-	101	257
Prepaid expenses and other current assets	(65)	59	69	20
Accounts payable	(2)	38	(43)	(141)
Payable to GlobalNet International, net	-	-	436	1,615
Due to related parties	21	(2)	2	(10)
Deferred revenue	(86)	3	(6)	(103)
Accrued interest payable	(206)	47	1	76
Other changes in derivative obligations	242	(70)	(29)	337
Accrued Liabilities	54	43	(91)	(339)
Other	81	(39)	(80)	8
Net cash (used in) provided by operating activities	(671)	(346)	65	771

Cash flows from investing activities:
Acquisition of property and equipment	-	(15)	-	-
Proceeds from sales of property and equipment	-	60	-	30
Expenses paid in connection with acquisition	-	-	(1,773)	(500)
Net cash (used in) provided by investing activities	-	45	(1,773)	(470)

Cash flows from financing activities:
Proceeds from issuance of debt	750	500	1,750	-
Redemptions of preferred stock and interest payments	-	-	-	-
Note and capital lease principal payments	(13)	(30)	(6)	(300)
Financing costs	(88)	(63)	(100)	-
Net cash (used in) provided by financing activities	649	407	1,644	(300)

Net increase (decrease) in cash and cash equivalents	(22)	106	(64)	1
Cash and cash equivalents at beginning of period	22	-	106	42
Cash and cash equivalents at end of period	$-	$106	$42	$43

See accompanying notes to consolidated financial statements.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GlobalNet Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	(in 000's)
	For the Quarters Ended,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	March 31,	June 30,	Sept.30,	Dec. 31,
	2004	2004	2004	2004
Cash flows from operating activities:
Net income	$187,106	$214,451	$47,424	$6,027
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62	62	35	28
Write-off of property, equipment and intangibles	-	156	86	14
Losses on investment in and receivable from related entity	21,000	93	219	115
Stock issued to consultants and employees	-	420	125	273
Derivative obligation income (expense)	(517,486)	(223,266)	(48,037)	(10,708)
Loss on extinguishment of derivative instruments	308,548	4,823	(838)	3,285
Loss on conversions into common stock	14	2,676	90	123
Amortization of financing costs	266	26	3	129
Change in assets and liabilities:
Accounts receivable	2	(58)	32	(46)
Titan prepaid costs	-	-	-	-
Accrued interest preferred stock	195	195	-	57
Prepaid expenses and other current assets	5	(18)	(14)	18
Accounts payable	(171)	(1)	(65)	56
Payable to GlobalNet International, net	640	(205)	(96)	(262)
Due to related parties	(3)	(50)	(45)	(25)
Deferred revenue	-	-	-	-
Accrued interest payable	65	52	79	128
Other changes in derivative obligations	-	-	49	4
Accrued Liabilities	73	(89)	76	(47)
Other	1	5	-	(79)
Net cash (used in) provided by operating activities	317	(728)	(877)	(910)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	-	(500)
Proceeds from sales of property and equipment
Expenses paid in connection with acquisition

Net cash used in investing activities	-	-	-	(500)

Cash flows from financing activities:
Proceeds from issuance of debt	-	2,600	-	1,200
Redemptions of preferred stock and interest payments	-	-	(346)	-
Note and capital lease principal payments	(326)	(3)	(1)	-
Financing costs	-	(160)	-	(88)

Net cash (used in) provided by financing activities	(326)	2,437	(347)	1,112

Net increase (decrease) in cash and cash equivalents	(9)	1,709	(1,224)	(298)
Cash and cash equivalents at beginning of period	43	34	1,743	519
Cash and cash equivalents at end of period	$34	$1,743	$519	$221

See accompanying notes to consolidated financial statements.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GlobalNet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	(in 000's)
	For the Quarters Ended,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	March 31,	June 30,	Sept.30,	Dec. 31,
	2003	2003	2003	2003
Supplemental disclosure of noncash financing
and investing activity:
Conversion of convertible notes into equity	-	-	-	-
Conversion of investor notes into common stock	228	676	256	-
Conversion of shareholder notes into common stock	-	-	1,251	-
Mandatorily redeemable preferred stock issued in business acquisition	-	-	15,600	-
Stock issued in connection with business acquisition	-	-	-	500
Common stock to be issued in connection with business acquisition	-	-	23,726	-
Stock issued for net assets acquired in connection with business acquisition	-	-	73	-
Conversion of mandatorily redeemable preferred stock	-	-	-	-
Surrender of mandatorily redeemable preferred stock	-	-	-	-

Supplemental disclosure cash flow information:
Cash paid:
Interest	3	7	5	5
Income taxes	-	-	-	-

See accompanying notes to consolidated financial statements.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GlobalNet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	(in 000's)
	For the Quarters Ended,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	March 31,	June 30,	Sept.30,	Dec. 31,
	2004	2004	2004	2004
Supplemental disclosure of noncash financing
and investing activity:
Conversion of convertible notes into equity	-	8,288	-	-
Conversion of investor notes into common stock	644	1,026	-	1,056
Conversion of shareholder notes into common stock	-	20,675	-	-
Mandatorily redeemable preferred stock issued in business acquisition	-	-	-	-
Common stock to be issued in connection with business acquisition	-	-	-	-
Stock issued for net assets acquired in connection with business acquisition	-	-	-	-
Conversion of mandatorily redeemable preferred stock	-	12,801	413	-
Surrender of mandatorily redeemable preferred stock	-	-	-	27,055

Supplemental disclosure cash flow information:
Cash paid:
Interest	2	1	374	63
Income taxes	-	-	-	-

See accompanying notes to consolidated financial statements.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GlobalNet Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

	(in 000's)
	Common Stock		Acquisition		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2002	106,442	$532			$18,060	$(21,860)	$(3,268)
Cancellation of stock	(1,250)	(6)			4		(2)
Conversion of convertible note to investors and others	16,911	84			144		228
Issuances of stock to employees and consultants	900	5			5		10
Deposit on GBLK acquisition	30,000	150			150		300
Net loss for the period						(1,179)	(1,179)
Balance at March 31, 2003 (unaudited)	153,003	$765	-	$-	$18,363	$(23,039)	$(3,911)

Conversion of convertible note to investors and others	89,469	447			229		676
Issuances of stock to employees and consultants	25,715	129			12		141
Net loss for the period						(1,651)	(1,651)
Balance at June 30, 2003 (unaudited)	268,187	$1,341	-	$-	$18,604	$(24,690)	$(4,745)

Conversion of convertible note to investors and others	63,304	317			(61)		256
Conversion of convertible note to stockholders	96,588	482			769		1,251
Issuances of stock to employees and consultants	71,912	360			(129)		231
Completion of GBLK acquisition	(4,832)	(24)			(203)		(227)
GlobalNet, Inc. acquisition, issuances subject to increase in authorized shares			4,845,232	24,226	5,814		30,040
Net loss for the period						(97,960)	(97,960)
Balance at September 30, 2003 (unaudited)	495,159	$2,476	4,845,232	$24,226	$24,794	$(122,650)	$(71,154)

GlobalNet, Inc. acquisition, partial issuances of committed shares	100,000	500	(100,000)	(500)	-		-
Net loss for the period						(498,330)	(498,330)
Balance at December 31, 2003 (restated)	595,159	$2,976	4,745,232	$23,726	$24,794	$(620,980)	$(569,484)

Conversion of convertible note to investors and others	8,952	45			599		644
Issuances of stock to employees and consultants	300,000	1,500			19,500		21,000
Net Income for the period						187,106	187,106
Balance at March 31, 2004 (unaudited)	904,111	$4,521	4,745,232	$23,726	$44,893	$(433,874)	$(360,734)

Conversion of convertible note to investors and others	305,266	1,526			7,788		9,314
Conversion of convertible note to stockholders	658,736	3,294			17,381		20,675
Conversion of mandatorily redeemable pref. stock	1,115,875	5,579			7,222		12,801
Issuances of stock to employees and consultants	15,000	75			345		420
GlobalNet, Inc. acquisition, completion of issuances of committed shares	4,595,815	22,979	(4,595,815)	(22,979)			-
Net Income for the period						214,451	214,451
Balance at June 30, 2004 (unaudited)	7,594,803	$37,974	149,417	$747	$77,629	$(219,423)	$(103,073)

Conversion of mandatorily redeemable pref. stock	56,000	280			133		413
Issuances of stock to employees and consultants	500	3			2		5
Surrender of common stock by majority shareholder	(63,999)	(320)			320		(0)
Net Income for the period						47,424	47,424
Balance at September 30, 2004 (unaudited)	7,587,304	$37,937	149,417	$747	$78,084	$(171,999)	$(55,231)

Conversion of convertible note to investors and others	75,873	379			677		1,056
Issuances of stock to employees and consultants	125,478	627			192		819
Surrender of common stock by majority shareholder	(3,436,001)	(17,180)			17,180		-
Surrender of mand.redeem. pref. stock by maj. Shareholder					27,055		27,055
GlobalNet, Inc. acquisition, completion of issuances of committed shares	149,417	747	(149,417)	(747)			-
NetIncome for the period						6,027	6,027
Balance at December 31, 2004	4,502,071	$22,510	-	$-	$123,188	$(165,972)	$(20,274)

See accompanying notes to consolidated financial statements.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Accounting and Reporting Requirements by the Parent

Pursuant to SFAS No. 94, the Company was deemed to have lost control of International as a result of the bankruptcy filing. Accordingly, GlobalNet International has been deconsolidated for all presented periods and accounted for on the equity method of accounting.

The financial statements, below, provide important information with respect to International during 2003 and 2004, but do not contain all footnote information necessary under Generally Accepted Accounting Principles to fairly present the separate financial statements of International.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GlobalNet International, L.L.C.
(Debtor in Possession as of June 30, 2004)
Balance Sheets

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
				Debtor in Possession
ASSETS	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2004	2004	2004	2004
Current assets:
Cash and cash equivalents	$262	$362	$884	$258	$917	$205
Accounts receivable, less allowance of $1,129 and $1,000, respectively	3,440	3,002	3,891	2,028	842	1,035
Prepaid expenses and other current assets	438	331	180	259	122	95
Carrier deposits	522	344	80	65	275	275
Receivable from parent and parent's subsidiary, net	436	2,051	2,691	2,487	2,390	2,121
Deferred asset, consultant services	-	10,063	-	-	-	-
Total current assets	5,098	16,153	7,726	5,097	4,546	3,731
Property and equipment, net	2,624	2,355	2,238	1,911	1,643	686
Deferred asset, consultant services		10,500
Intangible assets, net	10,639	-	-	-	-	-
Goodwill	47,396	-	-	-	-	-
Total Assets	$65,757	$29,008	$9,964	$7,008	$6,189	$4,417

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current liabilities not subject to compromise:
Accounts payable	$3,219	$3,024	$2,166	$-	$476	$1,239
Accounts payable due to MCI	5,591	9,850	14,428	-	358	53
Accrued liabilities	379	270	407	-	-	-
Current portion of note due to MCI	2,450	3,682	2,524	-	-	-
Deferred revenue	51	33	43	-	-	122
Restructuring reserve	221	138	77	-	-	-
Capital lease obligations	3,053	2,749	2,626	-	-	-
Notes payable and accrued interest- parent	108	385	657	-	-	-
Total current liabilities not subject to compromise	15,072	20,131	22,928	-	834	1,414

Current liabilities subject to compromise:
Accounts payable	-	-	-	4,168	4,168	1,464
Accounts payable due to MCI				14,747	14,747	14,747
Accrued liabilities	-	-	-	172	97	108
Note due to MCI				2,664	2,664	2,664
Deferred revenue	-	-	-	30	21	-
Restructuring reserve	-	-	-	47	17	-
Capital lease obligations	-	-	-	19	10	6
Notes payable and accrued interest- parent	-	-	-	40,052	40,052	40,052
Total current liabilities subject to compromise	-	-	-	61,899	61,776	59,041
Total current liabilities	15,072	20,131	22,928	61,899	62,610	60,455

Capital lease obligations, net of current portion	223	6	5	-	-	-
Note payable to MCI	1,831	-	550	-	-	-
Notes payable to parent	18,122	39,122	39,122	-	-	-
Total Liabilities	35,248	59,259	62,605	61,889	62,610	60,455

Stockholders’ equity (deficit):
Common stock	-	-	-	-	-	-
Additional paid-in capital	31,292	31,292	31,292	31,385	31,605	31,719
Accumulated deficit	(783)	(61,543)	(83,933)	(86,276)	(88,026)	(87,757)
Total stockholders’ equity (deficit)	30,509	(30,251)	(52,641)	(54,891)	(54,421)	(56,038)
Total liabilities and stockholders' equity (deficit)	$65,757	$29,008	$9,964	$7,008	$6,189	$4,417

See accompanying notes to consolidated financial statements.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GlobalNet International, L.L.C.
(Debtor in Possession as of June 30, 2004)
Statements of Operations

	(in 000's)
				Three Months Ended,
					Debtor in Possession	Debtor in Possession	Debtor in Possession	Debtor in Possession
(unaudited)	Period From August 26, 2003 to September 30, 2003	Three Months Ended December 31, 2003	Period From August 26, 2003 to December 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Year Ended December 31, 2004

Revenue	$11,668	$20,754	$32,422	$20,335	$21,798	$12,302	$13,700	$68,135

Operating expenses
Data communications and telecom	11,128	20,349	31,477	19,547	21,348	12,209	13,809	66,913
Network operations	460	1,022	1,482	972	984	835	728	3,519
Selling and marketing	60	604	664	20,812	280	238	117	21,447
General and administrative expenses	295	751	1,046	776	715	459	333	2,283
Write-offs of property, plant and equip.	-	99	99	13	106	51	196	366
Goodwill and intangibles write-off	-	57,305	57,305	-	-	-	-	-
Bad debt expense	-	37	37	9	132	36	3	180
Depreciation and amortization	334	954	1,288	226	230	224	199	879

Operating loss	(609)	(60,367)	(60,976)	(22,020)	(1,997)	(1,750)	(1,685)	(27,452)

Interest on note to parent	(108)	(277)	(385)	(273)	(273)	-	-	(546)
Interest expense, net	(66)	(116)	(182)	(97)	(73)	-	-	(170)
Gain on extinguishments of debt	-	-	-	-	-	-	1,954	1,954

Net (loss) income	$(783)	$(60,760)	$(61,543)	$(22,390)	$(2,343)	$(1,750)	$269	$(26,214)

See accompanying notes to consolidated financial statements.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

GlobalNet International, L.L.C.
(Debtor in Possession as of June 30, 2004)
Statements of Cash Flows

	(in 000's)
	For the Quarters Ended,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Sept.30, 2003	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept.30, 2004	Dec. 31, 2004
Cash flows from operating activities:
Net income (loss)	(783)	(60,760)	$(22,390)	$(2,343)	$(1,750)	$269
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	334	954	226	230	224	199
Write-off of property, equipment and intangibles	-	99	13	106	51	196
Write-off of Goodwill and identifiable intangibles		57,305
Provision for doubtful accounts	-	37	9	132	36	3
Noncash stock issued for consulting and employees	-	437	20,563	-	-	-
Gain on extinguishment	-	-	-	-	-	(1,954)
Change in assets and liabilities:
Accounts receivable	(335)	401	(898)	1,731	1,150	(196)
Prepaid expenses and other current assets	489	107	151	(79)	137	27
Carrier deposits	-	178	264	15	(210)	-
Receivable from GlobalNet Corporation, net	(328)	(1,338)	(368)	477	97	836
Accounts payable	2,165	(195)	(858)	(624)	476	13
Accounts payable to MCI	-	4,259	4,578	319	358	(305)
Accrued Liabilities	(1,121)	(109)	137	(142)	145	125
MCI note current			-	-	-	-
Deferred revenue	9	(18)	10	(13)	(9)	101
Restructuring reserve	(28)	(83)	(61)	(30)	(30)	(17)
Capital lease			-	14	-	-
Other	-	(1)	-	2	(5)	(1)
Net cash (used in) provided by operating activities	402	1,273	1,376	(205)	670	(704)

Cash flows from investing activities:
Acquisition of property and equipment	-	(53)	(122)	(11)	(2)	(4)
Proceeds from sales of property and equipment	-	-	-	-	-	-
Cash and transaction expenses paid in connection with acquisition
Net cash used in investing activities	-	(53)	(122)	(11)	(2)	(4)

Cash flows from financing activities:
Proceeds from issuance of debt	-	-	-	-	-	-
Note and capital lease principal payments	(890)	(1,120)	(732)	(410)	(9)	(4)
Financing costs			-	-	-	-

Net cash used in financing activities	(890)	(1,120)	(732)	(410)	(9)	(4)

Net (decrease) increase in cash and cash equivalents	(488)	100	522	(626)	659	(712)
Cash and cash equivalents at beginning of period	750	262	362	884	258	917
Cash and cash equivalents at end of period	$262	$362	$884	$258	$917	$205

Supplemental disclosure cash flow information:
Interest paid:	81	116	97	31	-	-

See accompanying notes to consolidated financial statements.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements for all periods presented include the accounts of GlobalNet Corporation (formerly known as iDial Networks, Inc.; “iDial”) and its wholly owned subsidiary, GlobalNet Carrier Services Corp, Inc. (“Carrier”), and other immaterial wholly owned subsidiaries included in Exhibit 21.1. In December 2003, iDial changed its name to GlobalNet Corporation (“GlobalNet/iDial”). GlobalNet/iDial and Carrier are also referred to herein as the “Company.” All intercompany accounts and balances have been eliminated in consolidation.

In August 2003, GlobalNet/iDial acquired GlobalNet, Inc. (“GNI”) and GNI’s wholly-owned limited liability company, GlobalNet International, L.L.C. (“International”) (collectively, “GlobalNet International”). See “GlobalNet International Acquisition and Subsequent Bankruptcy,” below, “NOTE (4) GlobalNet International Business Acquisition and GBLK Acquisition,” and “NOTE (16) GlobalNet International Financial Statements and Disclosures” for further information related to the GlobalNet International acquisition.

International filed for bankruptcy protection on June 30, 2004. Pursuant to the provisions of SFAS No. 94, the Company cannot meet the standard of maintaining control of this subsidiary while under bankruptcy protection. Accordingly, International is accounted for under the equity method of accounting for all presented periods.

As discussed at “NOTE (1) Organization and Description of Business,” the accounts of Carrier are consolidated. However, due to the related party nature of certain revenue transactions between Carrier and International, and the lack of independent operations of Carrier from May 2004 to June 2005, Carrier’s residual net revenues during this period are shown as commissions rather than revenues.

Restatement of Previously Issued Financial Statements and Correction of Errors

The accompanying unaudited consolidated financial statements have been restated to reflect material corrections and other adjustments.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

The following tables present the originally filed results of operations, and the adjustments contained herein, to arrive at the restated results of operations for each of the originally filed quarters in 2003 and 2004:

	Quarter Ended March 31, 2003 (in 000's)

		Data
		Commun-	Network	Selling	G&A	Bad Debt	Depreciation
	Revenues	ications	Operations	Expenses	Expenses	Expense	Amortization

As originally presented, Quarter ended March 31, 2003	$1,625	$1,522	$-	$-	$629	$-	$100

Add:
Miscellaneous corrections and reclassifications	-	5	120	139	(254)	6	(8)
Reclassify agent commissions against revenues	(460)	(460)

As restated, Quarter ended March 31, 2003	$1,165	$1,067	$120	139	$375	6	$92

	Quarter Ended March 31, 2003 (in 000's)

			Loss on	Loss on	Loss on
	Interest	Derivative	Extinguishment	Conversion	Investment/		Net (Loss)
Continued	Expense	Expense	of Debt	of Debt	Receivable	Other	Income

As originally presented, Quarter ended March 31, 2003	$177	$-	$-	$-	$-	$-	$(803)

Remove:
Beneficial conversion feature interest	(135)	-	-	-	-	-	135

Add:
Accretion of interest on bifurcated instruments	46	-	-	-	-	-	(46)
Derivatives expense/(income)	-	762	-	-	-	-	(762)
(Gain)/loss on extinguishments of debt	-	-	(438)	-	-	-	438
(Gain)/loss on conversions of debt	-	-	-	116	-	-	(116)
Miscellaneous corrections and reclassifications	20	-	-	-	-	(3)	(25)

As restated, Quarter ended March 31, 2003	$108	$762	$(438)	$116	$-	$(3)	$(1,179)

See accompanying notes to consolidated financial statements

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

	Quarter Ended June 30, 2003 (in 000's)

		Data
		Commun-	Network	Selling	G&A	Bad Debt	Depreciation
	Revenues	ications	Operations	Expenses	Expenses	Expense	Amortization

As originally presented, Quarter ended June 30, 2003	$1,734	$1,717	$-	$-	$662	$-	$104

Remove:
Beneficial conversion feature interest

Add:
Miscellaneous corrections and reclassifications	-	(9)	143	43	(263)	6	(18)
Reclassify agent commissions against revenues	(587)	(587)

As restated, Quarter ended June 30, 2003	$1,147	$1,121	$143	$43	$399	$6	$86

Continued	Quarter Ended June 30, 2003 (in 000's)

			Loss on	Loss on	Loss on
	Interest	Derivative	Extinguishment	Conversion	Investment/		Net (Loss)
	Expense	Expense	of Debt	of Debt	Receivable	Other	Income

As originally presented, Quarter ended June 30, 2003	$440	$-	$-	$-	$-	$26	$(1,215)

Remove:
Beneficial conversion feature interest	(389)	-	-	-	-	-	389

Add:
Accretion of interest on bifurcated instruments	10	-	-	-	-	-	(10)
Derivatives expense/(income)	-	196	-	-	-	-	(196)
(Gain)/loss on extinguishments of debt	-	-	279	-	-	-	(279)
(Gain)/loss on conversions of debt	-	-	-	326	-	-	(326)
Write-offs of property. Plant & Equipment	-	-	-	-	-	71	(71)
Miscellaneous corrections and reclassifications	17	-	-	-	-	24	57

As restated, Quarter ended June 30, 2003	$78	$196	$279	$326	$-	$121	$(1,651)

See accompanying notes to consolidated financial statements

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

	Quarter Ended September 30, 2003 (in 000's)

		Data
		Commun-	Network	Selling	G&A	Bad Debt	Depreciation
	Revenues	ications	Operations	Expenses	Expenses	Expense	Amortization

As originally presented, Quarter ended Sept. 30, 2003	$27,161	$25,490	$1,063	$225	$675	$1	$486

Remove:
Deconsolidate GlobalNet International	(26,808)	(25,256)	(1,049)	(120)	(556)		(376)
Reverse merger stepped up amortization							(68)
Beneficial conversion feature interest

Add:
Parent stub period, removed, reverse merger	803	570	15	238	298	8	42
Miscellaneous corrections and reclassifications	-	1	64	23	(88)	-	-
Reclassify agent commissions against revenues	(334)			(334)

As restated, Quarter ended Sept. 30, 2003	$822	$805	$93	$32	$329	$9	$84

	Quarter Ended September 30, 2003 (in 000's)
			Loss on	Loss on	Loss on
	Interest	Derivatives	Extinguishment	Conversion	Investment/		Net (Loss)
Continued	Expense	Exp/(Inc.)	of Debt	of Debt	Receivable	Other	Income

As originally presented, Quarter ended Sept. 30, 2003	$2,199	$-	$-	$-	$-	$1	$(2,979)

Remove:
Deconsolidate GlobalNet International	(316)	-	-	-	-	(1)	866
Reverse merger stepped up amortization	-	-	-	-	-	-	68
Beneficial conversion feature interest	(1,786)	-	-	-	-	-	1,786

Add:
Parent stub period, removed, reverse merger	34	-	-	-	-	-	(402)
Accretion of interest on bifurcated instruments	37	-	-	-	-	-	(37)
Derivatives expense/(income)	-	95,528	-	-	-	-	(95,528)
(Gain)/loss on extinguishments of debt	-	-	711	-	-	-	(711)
(Gain)/loss on conversions of debt	-	-	-	404	-	-	(404)
Losses on investment in and receivable from related entity	-	-	-	-	676	-	(676)
Miscellaneous corrections and reclassifications	(65)	-	-	-	-	8	57

As restated, Quarter ended Sept. 30, 2003	$103	$95,528	$711	$404	$676	$8	$ (97,960)

See accompanying notes to consolidated financial statements

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

	Quarter Ended March 31, 2004 (in 000's)

		Data
		Commun-	Network	Selling	G&A	Bad Debt	Depreciation
	Revenues	ications	Operations	Expenses	Expenses	Expense	Amortization

As originally presented, Quarter ended March 31, 2004	$20,382	$19,626	$960	$255	$871	$(26)	$637

Remove:
Deconsolidate GlobalNet International (a)	(20,326)	(19,547)	(960)	(245)	(743)		(368)
Reverse merger stepped up amortization							(202)
Beneficial conversion feature interest

Add:
Miscellaneous corrections and reclassifications	-	3	15	(10)	85	-	(5)

As restated, Quarter ended March 31, 2004	$56	$82	$15	$-	$213	$(26)	$62

	Quarter Ended March 31, 2004 (in 000's)
			Loss on	Loss on	Loss on
	Interest	Derivative	Extinguishment	Conversion	Investment/		Net (Loss)
Continued	Expense	Expense	of Debt	of Debt	Receivable	Other	Income

As originally presented, Quarter ended March 31, 2004	$1,163	$-	$-	$-	$-	$17,700	$(20,804)

Remove:
Deconsolidate GlobalNet International (a)	(97)	-	-	-	-	-	1,634
Reverse merger stepped up amortization	-	-	-	-	-	-	202
Beneficial conversion feature interest	(597)	-	-	-	-	-	597

Add:
Accretion of interest on bifurcated instruments	1	-	-	-	-	-	(1)
Derivatives expense/(income)	-	(517,486)	-	-	-	-	517,486
(Gain)/loss on extinguishments of debt	-	-	308,548	-	-	-	(308,548)
(Gain)/loss on conversions of debt	-	-	-	14	-	-	(14)

Losses on investment in and receivable from related entity	-	-	-	-	21,000	(17,700)	(3,300)
Miscellaneous corrections and reclassification	58	-	-	-	-	-	(146)

As restated, Quarter ended March 31, 2004	$528	$(517,486)	$308,548	$14	$21,000	$-	$187,106

(a)	includes corrections to initial recording of expenses between the Company and GlobalNet International.

See accompanying notes to consolidated financial statements

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

	Quarter Ended June 30, 2004 (in 000's)

		Data
		Commun-	Network	Selling	G&A	Bad Debt	Depreciation
	Revenues	ications	Operations	Expenses	Expenses	Expense	Amortization

As originally presented, Quarter ended June 30, 2004	$21,778	$21,349	$1,002	$280	$1,363	-	$643

Remove:
Deconsolidate GlobalNet International (a)	(21,778)	(21,349)	(1,002)	(226)	(779)	-	(375)
Reverse merger stepped up amortization							(203)

Add:
Miscellaneous corrections and reclassifications	1	-	11	7	76	3	(3)

As restated, Quarter ended June 30, 2004	$1	$-	$11	$61	$660	$3	$62

	Quarter Ended June 30, 2004 (in 000's)

			Loss on	Loss on	Loss on
	Interest	Derivative	Extinguishment	Conversion	Investment/		Net (Loss)
Continued	Expense	Expense	of Debt	of Debt	Receivable	Other	Income

As originally presented, Quarter ended June 30, 2004	$2,787	$-	$-	$-	$-	$-	$(5,646)

Remove:
Deconsolidate GlobalNet International (a)	(73)	-	-	-	-	-	2,026
Reverse merger stepped up amortization	-	-	-	-	-	-	203
Beneficial conversion feature interest	(2,493)	-	-	-	-	-	2,493

Add:
Accretion of interest on bifurcated instruments	6	-	-	-	-	-	(6)
Derivatives expense/(income)	-	(223,266)	-	-	-	-	223,266
(Gain)/loss on extinguishments of debt	-	-	4,875	-	-	-	(4,875)
(Gain)/loss on conversions of debt	-	-	-	2,676	-	-	(2,676)
Losses on investment in and receivable from related entity	-	-	-	-	93	-	(93)
Write-offs of property, plant & equipment	-	-	-	-	-	156	(156)
Miscellaneous corrections and reclassifications	44	-	(52)	-	-	-	(85)

As restated, Quarter ended June 30, 2004	$271	$(223,266)	$4,823	$2,676	$93	$156	$214,451

(a)	includes corrections to initial recording of expenses between the Company and GlobalNet International.

See accompanying notes to consolidated financial statements.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

	Quarter Ended September 30, 2004 (in 000's)

		Data
		Commun-	Network	Selling	G&A	Bad Debt	Depreciation
	Revenues	ications	Operations	Expenses	Expenses	Expense	Amortization

As originally presented, Quarter ended September 30, 2004	$12,378	$12,290	$766	$99	$671	$-	$512

Remove:
Deconsolidate GlobalNet International (a)	(12,297)	(12,209)	(730)	(106)	(439)	-	(244)
Carrier Services sales and costs of sales	(78)	(71)	-	-	-	-
Reverse merger stepped up amortization	-	-	-	-	-	-	(203)

Add:
Carrier Services sales treated as commissions	7	-	-	-	-	-
Stock based compensation, original unrecorded	-	-	-	-	120	-	-
Miscellaneous corrections and reclassifications	(3)	-	18	15	(17)	37	(30)

As restated, Quarter ended September 30, 2004	$7	$10	$54	$8	$335	$37	$35

	Quarter Ended September 30, 2004 (in 000's)

			Loss on	Loss on	Loss on
	Interest	Derivative	Extinguishment	Conversion	Investment/		Net (Loss)
Continued	Expense	Expense	of Debt	of Debt	Receivable	Other	Income

As originally presented, Quarter ended September 30, 2004	$2,268	$-	$-	$-	$-	$2,357	$(6,585)

Remove:
Deconsolidate GlobalNet International (a)	-	-	-	-	-	-	1,431
Carrier Services sales and costs of sales	-	-	-	-	-	-	(7)
Reverse merger stepped up amortization	-	-	-	-	-	-	203
Benef conversion feature interest	(1,409)	-	-	-	-	-	1,409
Orig treatment of GEF share retirement	(627)	-	-	-	-	-	627
Orig write-off of reverse merger intangibles	-	-	-	-	-	(2,357)	2,357

Add:
Carrier Services sales treated as commissions	-	-	-	-	-	-	7
Stock based compensation, original unrecorded		-	-	-	-	-	(120)
Accretion of interest on bifurcated instruments	20	-	-	-	-	-	(20)
Derivatives expense/(income)	-	(48,037)	-	-	-	-	48,037
(Gain)/loss on extinguishments of debt	-	-	(838)	-	-	-	838
(Gain)/loss on conversions of debt	-	-	-	90	-	-	(90)
Losses on investment in and receivable from related entity	-	-	-	-	306	-	(306)
Write-offs of property, plant & equipment	-	-	-	-	-	86	(86)
Miscellaneous corrections and reclassifications	245	-	-	-	-	-	(271)
As restated, Quarter ended September 30, 2004	$497	$(48,037)	$(838)	$90	$306	$86	$47,424

(a)	includes corrections to initial recording of expenses between the Company and GlobalNet International.

See accompanying notes to consolidated financial statements.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

From approximately January 1, 2003 to September 30, 2003, GlobalNet/iDial had independent operations, primarily focused on prepaid international calling cards sold through agents. GlobalNet/iDial also engaged in limited wholesale telecommunications activities.

In late August 2003, GlobalNet/iDial acquired International, which was much larger in scale, operations and revenue. Beginning approximately in October, GlobalNet/iDial began migrating virtually all of its operations and personnel to International. As a result, GlobalNet/iDial had only limited administrative and executive activities in 2004, although GlobalNet/iDial did have small deferred revenue obligations early in 2004 as operations were terminated.

As discussed at “NOTE (1) Organization and Description of Business,” in May, 2004, the Company reinstated the charter of its wholly owned subsidiary, Carrier, which had previously been a dormant subsidiary. Effective May 1, 2004, International and Carrier signed a switch partition contract, together with a services pricing addendum. The pricing addendum was not followed, and instead, International was compensated for all services by the transfer by Carrier to International of 99% of Carrier’s revenue. The net effect of the transactions was to leave Carrier with 1% of the revenue, net of any credit risk borne by Carrier.

Beginning in late second quarter of 2004, and continuing throughout International’s bankruptcy, International employees began “re-contracting” International customers to new contracts signed with Carrier. Vendors were also re-contracted from International to Carrier. Generally, as customers and vendors were re-contracted to Carrier, those customers and vendors ceased doing business with International.

Carrier had limited employees in 2004, and at times, no employees. Carrier had no telephony assets. Material functions were performed by International employees, including: selling, buying, switching, customer support, billing and administration. As discussed above, International was reimbursed for these expenses through the transfer of 99% of Carrier’s revenue to International. Due to the lack of independent revenue servicing operations and related party implications, the net 1% of revenue inuring to Carrier is treated as a commission from May 2004 to June 2005. Subsequent to International’s cessation of operations in June 2005, and the transfer of certain remaining customers, vendors, and employees to Carrier at that date, Carrier will be deemed to be fully servicing of all of its revenues and operations. Accordingly, beginning in June 2005, all revenues and operations will be shown as attributable to Carrier’s independent operations, and not as “commission” bearing operations.

GlobalNet/iDial typically utilized commission agents in its prepaid international calling card operations. Under EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products,” these commissions are treated as reductions of revenue.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Quarter Ended March 31, 2003

Revenue. Revenue for the quarter ender March 31, 2003 was approximately $1.2 million, net of agent commissions of approximately $.5 million. The current quarter exhibited an increase over the same quarter a year ago, due to the addition of new phone cards to serve a new market, and further penetration into current markets in our retail prepaid calling card market. During the current quarter, our wholesale revenue decreased due to the termination of a significant contract with a provider of telecommunications services that the Company was not able to replace.

Data Communications and Telecommunications Costs. Total Data Communications and Telecommunications costs were approximately $1.1 million during the quarter ended March 31, 2003. These costs consist primarily of the costs of providing termination of long distance traffic over our networks and the wholesale cost of products purchased for resale by us. These costs are variable with the level of revenue during any given quarter. Excess of net revenue over total Communications and Telecommunications cost was approximately 8%. These low margins are indicative of increasing competition in the markets that the Company serves. The Company is continuously negotiating and renegotiating contracts in its current and new markets. As a result, existing margins may not necessarily be indicative of future margins.

Network Operations Costs. Network Operations Costs include operating leases for certain telecommunications equipment, personnel costs for technical support and operations for our customers, and the costs of our software development consultants in Sri Lanka. Network Operations Costs totaled approximately $120,000 for the quarter ended March 31, 2003.

Selling and Marketing Costs. Selling and Marketing Costs primarily relate to sales personnel, advertising and marketing initiatives. During the quarter ended March 31, 2003, these costs were primarily personnel related, and totaled approximately $139,000.

General and Administrative Expenses. General and Administrative Expenses consist primarily of executive and other support personnel costs, consulting expenses (including amounts paid in common stock), legal and professional fees, rent and office expenses, and travel expenses. General and Administrative Expenses totaled approximately $375,000 for the quarter ended March 31, 2003. The largest components of General and Administrative Expenses were personnel costs of approximately $111,000, legal and professional fees of approximately $80,000, and consulting expenses of approximately $61,000.

Interest Expense. Interest expense during the quarter ended March 31, 2003 was approximately $108,000, primarily associated with interest on shareholder loans, related party loans and new Investors Notes funding during the quarter (see discussions below).

Gain on Extinguishments of Debt. The Company was indebted to our Chief Executive Officer for a demand note payable in the approximate amount of $1,363,000 (the “Wood Note”) at both December 31, 2002 and March 31, 2003. During the quarter ended March 31, 2003, we entered into a new convertible debt instrument with certain investors (the “Investors Note 1). As part of the negotiations for the new convertible debt instrument, our Chief Executive Officer agreed to defer repayment of his demand note payable for a period of six months after the new investors had been repaid.

In consideration of this extension of time, the Company agreed to change the conversion option in the Wood Note from a 20% discount to a 50% discount. Under EITF No. 96-19, the changes to the Wood Note were considered to be an extinguishment of debt and the entry into a new debt

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

arrangement. The Company calculated the change in value of the old and new deemed instruments, and recorded a gain on extinguishment of debt of approximately $359,000. However, both the old demand and new deemed debt arrangements were determined to be derivative liabilities under EITF No. 00-19, and during the quarter ended March 31, 2003, a total derivative expense for the instruments of approximately $531,000 was recorded.

During the quarter ended March 31, 2003, the Company also favorably settled various miscellaneous debt obligations in the approximate amount of $80,000.

Gain(Loss) on Debt Conversions. As discussed at “NOTE (6) Notes Payable and Associated Derivatives Liabilities; Substantial Modifications of Debt,” Investors Note 1 contained conversion options and registration rights. During the quarter ended March 31, 2003, a total of approximately $100,000 of Investors Note 1 was converted into approximately 16.9 million shares of the Company’s common stock. A loss of approximately $116,000 was recorded on this debt conversion primarily since the Company was required to accrete Investors Note 1 to full par value, more quickly than the debt instrument terms contemplated.

Derivatives Expense. The Wood Note, Investors Note 1, and interest on Investor Notes are determined to be derivative instruments under EITF No. 00-19 at March 31, 2003. The Company evaluates the initial expense and the re-measurement obligations on these instruments utilizing the Black-Scholes Option Pricing Model.

During the quarter ended March 31, 2003, derivatives expense on the Wood Note, Investors Note 1, and Investors Notes Interest were recorded in the approximate amounts of $531,000, $216,000, and $12,000 respectively.

Income Taxes. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of March 31, 2003 or for the quarter then ended.

Quarter Ended June 30, 2003

Revenue. Revenue for the quarter ender June 30, 2003 was approximately $1.1 million, net of agent commissions of approximately $.6 million. The current quarter exhibited a modest gross increase over the prior quarter, due to additional sales of prepaid international phone cards; however, the modest increase was more than offset by an increase in agent commissions to serve a new market, and further penetration into current markets in our retail prepaid calling card market.. During the current quarter, our wholesale revenue continued its rapid decline, due to the earlier termination of a significant contract with a provider of telecommunications services that the Company was not been able to replace. As a result, total wholesale revenue for the current quarter was immaterial.

Data Communications and Telecommunications Costs. Total Data Communications and Telecommunications costs were approximately $1.1 million during the quarter ended June 30, 2003. These costs consist primarily of the costs of providing termination of long distance traffic over our networks and the wholesale cost of products purchased for resale by us. These costs are variable with the level of revenue during any given quarter. Excess of net revenue over total Communications and

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Telecommunications cost was approximately 2%, as compared to 8% for the quarter ended March 31, 2003. The decline in this percentage was substantially attributable to the increased agent commissions during the current quarter.

These low margins are indicative of increasing competition in the markets that the Company serves. The Company is continuously negotiating and renegotiating contracts in its current and new markets. As a result, existing margins may not necessarily be indicative of future margins.

Network Operations Costs. Network Operations Costs include operating leases for certain telecommunications equipment, personnel costs for technical support and operations for our customers, and the costs of our software development consultants in Sri Lanka. Network Operations Costs for the quarter ended June 30, 2003, totaled approximately $143,000. Excluding stock based compensation given to our employees during the quarter ended June 30, 2003, Network Operations Costs were relatively stable versus those experienced during the quarter ended March 31, 2003.

During the current quarter, we gave our network operations employees stock based compensation, valued at approximately $26,000.

Selling and Marketing Costs. Selling and Marketing Costs primarily relate to sales personnel, advertising and marketing initiatives. During the quarter ended June 30, 2003, these costs were primarily personnel related, and totaled approximately $43,000. The current quarter exhibited a decrease in Selling and Marketing Costs, attributable to personnel reductions. These personnel reductions were partially offset by stock based compensation we gave our sales employees during the current quarter, valued at approximately $11,000.

General and Administrative Expenses. General and Administrative Expenses consist primarily of executive and other support personnel costs, consulting expenses (including amounts paid in common stock), legal and professional fees, rent and office expenses, and travel expenses. General and Administrative Expenses totaled approximately $399,000 for the quarter ended June 30, 2003 versus approximately $375,000 for the quarter ended March 31, 2003.

Personnel related expense increased approximately $105,000, primarily related to accrued compensation granted to our Chief Executive Officer and our Chief Financial Officer. The accrued compensation granted to these two executive officers was converted into common shares of the Company on August 11, 2003.

During the current quarter, consulting expenses also decreased approximately $36,000 from the quarter ended March 31, 2003, partially offsetting the salaries related expenses increase.

Asset Write-offs. During the quarter ended June 30, 2003, the Company sold certain telecommunications assets to raise needed cash, at a loss of approximately $15,000. The Company also impaired certain other assets based upon the exit from various product lines, in the amount of approximately $55,000.

Interest Expense. Interest expense during the quarter ended June 30, 2003 was approximately $78,000, primarily associated with interest on shareholder loans, related party loans and both existing and new Investors Notes funding during the quarter (see discussions below).

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Gain on Extinguishments of Debt. We entered into a new convertible debt instrument with our Investors (“Investors Note 2”) during the quarter ended June 30, 2003. As part of this funding, we agreed to change the terms of Investors Note 1 to allow conversion at a 50% discount to our trailing 20 day stock price, versus the original 40% discount. This change affected the remaining balances under Investors Note 1, as well as the first funding tranche under Investors Note 2.

Under EITF No. 96-19, the changes to Investors Note 1 and Investors Note 2 (first funding tranche only) were considered to be extinguishments of debt and the entry into new debt arrangements. The Company calculated the change in value of the old and new deemed instruments, and recorded a loss on extinguishment of debt of approximately $302,000.

During the quarter ended June 30, 2003, the Company also favorably settled various miscellaneous debt obligations in the approximate amount of $24,000.

Gain(Loss) on Debt Conversions. Investors Note 1 contained conversion options and registration rights. During the quarter ended June 30, 2003, a total of approximately $303,000 of Investors Note 1 was converted into approximately 89.5 million shares of the Company’s common stock. A loss of approximately $326,000 was recorded on this debt conversion primarily since the Company was required to accrete Investors Note 1 to full par value, more quickly than the debt instrument terms contemplated.

Derivatives Expense. The Wood Note, Investors Note 1, Investors Note 2, and Investors Notes Interest are determined to be derivative instruments under EITF No. 00-19 at June 30, 2003. The Company evaluates the initial expense and the re-measurement obligations on these instruments utilizing the Black-Scholes Option Pricing Model.

During the quarter ended June 30, 2003, derivatives expense (income) on the Wood Note, Investors Note 1, Investors Note 2, and Investors Notes Interest were recorded in the approximate amounts of $(87,000), (56,000), $307,000, and $35,000, respectively.

Other Expense. In late December 2002, the Company made a loan to a potential acquisition candidate in the amount of $50,000. During the first quarter of 2003, the potential acquisition candidate filed for bankruptcy protection. The Company evaluated its prospects for loan recovery, and during the quarter ended June 30, 2003, determined that we were unlikely to recover any amounts in bankruptcy proceedings.

Income Taxes. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of June 30, 2003 or for the quarter then ended.

Quarter Ended September 30, 2003

Revenue. Revenue for the quarter ender September 30, 2003 was approximately $.8 million, net of agent commissions of approximately $.3 million. Although intense competitive pressures affected revenue, the significant reduction in revenue during the current quarter was primarily associated with

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

the Company’s shift in focus to the International acquisition. As discussed in “Overview,” above, subsequent to the acquisition of International in August 2003, the Company began migrating most of its operations to International. The Company’s prepaid international calling card markets, which dominated the Company’s product mix, were not a primary focus of International and were largely abandoned post-acquisition.

Data Communications and Telecommunications Costs. Total Data Communications and Telecommunications costs were approximately $.8 million during the quarter ended September 30, 2003. These costs consist primarily of the costs of providing termination of long distance traffic over our networks and the wholesale cost of products purchased for resale by us. These costs are variable with the level of revenue during any given quarter. Excess of net revenue over total Data Communications and Telecommunications cost was approximately 2%, as compared to 2% for the quarter ended June 30, 2003.

Network Operations Costs. Network Operations Costs include operating leases for certain telecommunications equipment, personnel costs for technical support and operations for our customers, and the costs of our software development consultants in Sri Lanka. Network Operations Costs for the quarter ended September 30, 2003, totaled approximately $93,000.

Network Operations Costs decreased from the prior two quarters due to personnel reductions (in part, associated with the migration of responsibilities to International), the absence of stock based compensation awards to Network employees during the current quarter, and reduced utilization of our consultants in Sri Lanka.

Selling and Marketing Costs. Selling and Marketing Costs primarily relate to sales personnel, advertising and marketing initiatives. During the quarter ended September 30, 2003, these costs were primarily personnel related, and totaled approximately $32,000. The current quarter exhibited a decrease in Selling and Marketing Costs, attributable to personnel reductions, migration of activities to International, and the absence of stock based compensation awards to Sales employees during the current quarter.

General and Administrative Expenses. General and Administrative Expenses consist primarily of executive and other support personnel costs, consulting expenses (including amounts paid in common stock), legal and professional fees, rent and office expenses, and travel expenses. General and Administrative Expenses totaled approximately $329,000 for the quarter ended September 30, 2003 versus approximately $399,000 for the quarter ended June 30, 2003.

Salaries expense decreased approximately $105,000, primarily related to the absence of stock based compensation awards to executive employees during the current quarter. During the current quarter, consulting expenses also decreased approximately $20,000 from the quarter ended June 30, 2003, while legal and professional fees increased approximately $35,000 as a result of the International acquisition.

Interest Expense. Interest expense during the quarter ended September 30, 2003 was approximately $103,000, primarily associated with interest on both existing and new Investors Notes funding during the quarter (see discussions below), and new interest expense on mandatorily redeemable preferred stock issued in conjunction with the International acquisition. Shareholder loan interest was reduced, primarily due to verbal agreements to convert the underlying loan to Company common stock.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Gain on Extinguishments of Debt. On August 7, 2003, we amended the Wood Note to provide for a fixed conversion price of $.0016 per share. The amended price per share was the same fixed price conversion as contained in other new notes we entered into during the quarter, and was slightly higher than the price that would have been utilized under the previous agreement which contemplated a 50% discount to the current stock price. However, the change to a fixed price conversion option would provide benefits to the holder during a period of rising stock prices and would be detrimental to the holder during a period of falling stock prices. Under EITF No. 96-19, the change to the Wood Note was considered to be an extinguishment of debt and the entry into a new debt arrangement. The Company calculated the change in value of the old and new deemed instruments, and recorded a gain on extinguishment of debt of approximately $288,000.

In August 2003, in conjunction with the acquisition of International, we entered into a new convertible debt instrument with our Investors (“Investors Note 3”). As part of this funding, we agreed to change the terms of Investors Note 1 and Investors Note 2 to allow conversion at the lower of $.0016 per Company common share or a 50% discount to our trailing 20 day stock price. Under EITF No. 96-19, the change to the Investors Note 1 and Investors Note 2 were considered to be extinguishments of debt and the entry into new debt arrangements. The addition of a fixed conversion price, combined with the then-rising stock prices, resulted in an aggregate loss on extinguishment of Investors debt of approximately $940,000.

The various notes into which we entered during the quarter ended September 30, 2003 had significant derivative liability implications to the Company.

Gain(Loss) on Debt Conversions. As discussed above, on August 11, 2003, our Chief Executive Officer converted approximately $309,000 of the Wood Note into approximately 96.6 million shares of the Company’s common stock. The price used in the conversion was $.0032 per common share, although the August 7, 2003 amendment (discussed above) allowed for conversion at $.0016. A loss of approximately $309,000 was recorded on this debt conversion since the Company was required to accrete the converted portion of the Wood Note to full par value, more quickly than the debt instrument terms contemplated.

Investors Note 1 contained conversion options and registration rights. During the quarter ended September 30, 2003, a total of $95,000 of Investors Note 1 was converted into approximately 63.3 million shares of the Company’s common stock. A loss of approximately $95,000 was recorded on this debt conversion since the Company was required to accrete the converted portions of the Investors Note 1 to full par value, more quickly than the debt instrument terms contemplated.

Derivatives Expense. During the quarter ended September 30, 2003, the Company entered into a new convertible debt instrument with the Investors (Investors Note 3). Additionally, we entered into new convertible debt instruments by converting a commission payable to a convertible note (the “Commission Note”), and finalized the GBLK acquisition by the issuance of a new convertible debt instrument (the “GBLK Note). We issued mandatorily redeemable preferred stock in conjunction with the acquisition of International. This preferred stock contained a conversion feature into the Company’s common stock, “upon default.”

The following convertible debt instruments are determined to be derivative instruments under EITF No. 00-19 at September 30, 2003: Investors Note 1, Investors Note 2, Investors Note 3, interest on the

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Investors Notes, the Wood Note, the Commission Note, the GBLK Note, and the conversion option embedded in the Company’s preferred stock. The Company evaluates the initial expense and the re-measurement obligations on these instruments utilizing the Black-Scholes Option Pricing Model.

During the quarter ended September 30, 2003, derivatives expense on these convertible debt instruments totaled approximately $95.5 million. The primary reason for the significant expense is that the stock price increased to $.039 per common share at the end of the quarter, while the derivative instruments provided for a fixed conversion price of $.0016 per common share.

Loss on Unconsolidated Subsidiaries. The Company accounts for its investment in International on the equity method of accounting. During the current quarter, we recorded the entire loss from International’s operations for the period August 26, 2003 to September 30, 2003. This loss totaled approximately $676,000.

Income Taxes. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of September 30, 2003 or for the quarter then ended.

Quarter Ended March 31, 2004 vs Quarter Ended March 31, 2003

Revenue. Revenue for the quarter ended March 31, 2004 was approximately $56,000, versus revenue for the quarter ended March 31, 2003 of approximately $1.2 million (net of agent commissions). GlobalNet/iDial began migrating their operations and personnel to International, following International’s acquisition in August 2003. By the quarter ended March 31, 2004, substantially all of GlobalNet/iDial’s operations had been migrated, with the exception of small amounts of previously deferred revenue.

Data Communications and Telecommunications Costs. Total Data Communications and Telecommunications costs were approximately $82,000 during the quarter ended March 31, 2004, versus approximately $1.1 million during the quarter ended March 31, 2003. The significant decrease in these costs reflects the migration of revenue producing activities to International, as discussed above.

Network Operations Costs. Network Operations Costs include operating leases for certain telecommunications equipment, personnel costs for technical support and operations for our customers, and the costs of our software development consultants in Sri Lanka. Network Operations Costs for the quarter ended March 31, 2004 totaled approximately $15,000, versus approximately $120,000 in the same quarter a year ago. The significant decrease in these costs reflects the migration of revenue producing activities, and associated costs and infrastructure, to International, as discussed above.

Selling and Marketing Costs. Selling and Marketing Costs primarily relate to sales personnel, advertising and marketing initiatives. During the quarter ended March 31, 2004, these costs were zero, versus Selling and Marketing Costs during the quarter ended March 31, 2003 of approximately $139,000. The significant decrease in these costs reflects the migration of revenue producing activities, and associated costs and infrastructure, to International, as discussed above.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

General and Administrative Expenses. General and Administrative Expenses consist primarily of executive and other support personnel costs, consulting expenses (including amounts paid in common stock), legal and professional fees, rent and office expenses, and travel expenses. During the quarter ended March 31, 2004, these costs were approximately $213,000, versus General and Administrative Expenses during the quarter ended March 31, 2003 of approximately $375,000.

The significant decrease in these costs reflects the migration of revenue producing activities, and associated costs and infrastructure, to International, as discussed above. However, legal and professional fees, accounting for approximately 72% of General and Administrative Expenses during the current quarter, increased approximately 89% from the same quarter a year ago. The increase in legal and professional fees reflects, in part, the increased complexities associated with the International acquisition.

Interest Expense. Interest expense during the quarter ended March 31, 2004 was approximately $528,000, versus approximately $108,000 during the quarter ended March 31, 2003. The increase in interest costs is primarily associated with amortization of short-term refinancing costs on the Titan Note and new interest expense on mandatorily redeemable preferred stock issued in conjunction with the International acquisition.

Gain on Extinguishments of Debt. In December 2003, we amended the conversion option on the Company’s preferred stock to allow free convertibility at the holder’s option, at a conversion price of $.0074 per common share. In March 2004, we agreed to amend the conversion price to $.0016 per common share.

Under EITF No. 96-19, the change to the preferred stock conversion rights was considered to be an extinguishment of debt and the entry into a new debt arrangement. The Company calculated the change in value of the old and new deemed instruments, and recorded a loss on extinguishment of debt of approximately $309 million.

During the quarter ended March 31, 2003, our Chief Executive Officer agreed to defer repayment of the Wood Note for a period of six months after the new investors had been repaid. In consideration of this extension of time, the Company agreed to change the conversion option in the Wood Note from a 20% discount to a 50% discount. Under EITF No. 96-19, the changes to the Wood Note were considered to be an extinguishment of debt and the entry into a new debt arrangement. The Company calculated the change in value of the old and new deemed instruments, and recorded a gain on extinguishment of debt of approximately $359,000.

During the quarter ended March 31, 2003, the Company also favorable settled various miscellaneous debt obligations in the approximate amount of $80,000.

Gain(Loss) on Debt Conversions. During the quarter ended March 31, 2003, a total of approximately $100,000 of Investors Note 1 was converted into approximately 16.9 million shares of the Company’s common stock. A loss of approximately $116,000 was recorded on this debt conversion since the Company was required to accrete Investors Note 1 to full par value, more quickly than the debt instrument terms contemplated. By comparison, in the current quarter ended March 31, 2004, only $14,000 of Investors Note 1 was converted into approximately 9 million shares, resulting in a loss on debt conversion of approximately $14,000.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Derivatives Expense. The following convertible debt instruments are determined to be derivative instruments under EITF No. 00-19 at March 31, 2004: Investors Note 1, Investors Note 2, Investors Note 3, interest on the Investors Notes, the Wood Note, the Commission Note, the GBLK Note and the conversion option embedded in the Company’s preferred stock. The Company evaluates the initial expense and the re-measurement obligations on these instruments utilizing the Black-Scholes Model Option Pricing Model.

During the quarter ended December 31, 2003, the market price per Company common share increased significantly, with a closing price of $.14. As a result, the Company recorded a derivatives expense of approximately $384.4 million during the quarter ended December 31, 2003. During the quarter ended March 31, 2004, the market price per Company common share decreased significantly, with a closing price of $.0375. As a result of this significant common share price decrease, the Company recorded derivatives income of approximately $517.5 million, effectively reversing most of the derivatives expense recorded in the last quarter of 2003.

During the quarter ended March 31, 2003, only the Wood Note, Investors Note 1 and Investors Note Interest were subject to derivative accounting. During the quarter ended March 31, 2003, derivatives expense on the Wood Note, Investors Note 1 and Investors Note Interest were recorded in the approximate amounts of $531,000, $216,000, and $12,000, respectively.

Loss on Related Entity Receivable and Investment in equity method investee. The Company accounted for its investment in International on the equity method of accounting. During the quarter ended December 31, 2003, the Company wrote off its entire investment in International, with the exception of a receivable from International (for the Company’s stock issued to certain International consultants) in the amount of approximately $21 million. The consultants failed to perform their full contractual obligations, and at March 31, 2004, we wrote off the receivable from International in the approximate amount of $21 million.

Income Taxes. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of either March 31, 2004 or March 31, 2003, or for the quarters then ended.

Quarter Ended June 30, 2004 vs Quarter Ended June 30, 2003

Revenue. Revenue for the quarter ended June 30, 2004 was approximately $1,000, versus revenue for the quarter ended June 30, 2003 of approximately $1.1 million (net of agent commissions). As discussed at “NOTE (1) Organization and Description of Business,” GlobalNet/iDial began migrating their operations and personnel to International, following International’s acquisition in August 2003. By the quarter ended March 31, 2004, substantially all of GlobalNet/iDial’s operations had been migrated, with the exception of small amounts of previously deferred revenue.

The revenue for the quarter ended June 30, 2004 consists exclusively of revenue derived from Carrier’s sales, terminated by International for a net margin to Carrier of 1%. As discussed at “NOTE (1) Organization and Description of Business,” these sales are treated as commission revenue due to the lack of independent revenue servicing operations and related party implications.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Data Communications and Telecommunications Costs. Total Data Communications and Telecommunications costs were approximately zero during the quarter ended June 30, 2004, versus approximately $1.1 million during the quarter ended June 30, 2003. The significant decrease in these costs reflects the migration of revenue producing activities to International, as discussed above.

Carrier’s sales conducted through International are treated as commissions, and therefore, there are no Data Communications and Telecommunications Costs associated with these activities.

Network Operations Costs. Network Operations Costs for the quarter ended June 30, 2004 totaled approximately $11,000, versus approximately $143,000 in the same quarter a year ago. The significant decrease in these costs reflects the migration of revenue producing activities, and associated costs and infrastructure, to International, as discussed above.

Selling and Marketing Costs. Selling and Marketing Costs primarily relate to sales personnel, advertising and marketing initiatives. During the quarter ended June 30, 2004, these costs were approximately $61,000, consisting primarily of an advertising campaign with NASCAR.

Selling and Marketing Costs during the quarter ended June 30, 2003 was approximately $43,000, consisting primarily of personnel related costs. These personnel costs were eliminated through the migration of revenue producing activities, and associated costs and infrastructure, to International, as discussed above.

General and Administrative Expenses. General and Administrative Expenses consist primarily of executive and other support personnel costs, consulting expenses (including amounts paid in common stock), legal and professional fees, rent and office expenses, and travel expenses. During the quarter ended June 30, 2004, these costs were approximately $660,000, consisting primarily of legal and professional fees and a $420,000 severance agreement with the former President of the Company paid in shares of the Company’s common stock. As discussed above, traditional categories of personnel and support costs were largely migrated to International. However, significant amounts of legal and professional fees were incurred, reflecting, in part, the increased complexities associated with the International acquisition.

General and Administrative Expenses during the quarter ended June 30, 2003 was approximately $399,000. These expenses included accrued compensation granted to our Chief Executive Officer and our Chief Financial Officer. The accrued compensation granted to these two executive officers was converted into common shares of the Company on August 11, 2003.

Asset Write-offs. During the quarter ended June 30, 2003, the Company sold, wrote off or impaired certain telecommunications assets at a loss of approximately $71,000. During the quarter ended June 30, 2004, the Company wrote off or impaired certain additional telecommunications assets, at a loss of approximately $156,000. Included in this amount was the write-off of the software purchased in the GBLK acquisition

Interest Expense. Interest expense during the quarter ended June 30, 2004 was approximately $271,000, versus approximately $78,000 during the quarter ended June 30, 2003. The increase in interest costs is primarily associated with new interest expense on mandatorily redeemable preferred stock issued in conjunction with the International acquisition.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Gain on Extinguishments of Debt. During the quarter ended June 30, 2004, we agreed with the holders of our preferred stock to convert approximately $1.1 million of principal and $650,000 of accrued interest into Company common stock. The Company recorded a loss on the extinguishment of this debt in the approximate amount of $4.9 million.

We entered into a new convertible debt instrument with our Investors (“Investors Note 2”) during the quarter ended June 30, 2003. As part of this funding, we agreed to change the terms of Investors Note 1 to allow conversion at a 50% discount to our trailing 20 day stock price, versus the original 40% discount. This change affected the remaining balances under Investors Note 1, as well as the first funding tranche under Investors Note 2.

Under EITF No. 96-19, the changes to Investors Note 1 and Investors Note 2 (first funding tranche only) were considered to be extinguishments of debt and the entry into new debt arrangements. The Company calculated the change in value of the old and new deemed instruments, and recorded a loss on extinguishment of debt of approximately $302,000.

During the quarter ended June 30, 2003, the Company also favorably settled various miscellaneous debt obligations in the approximate amount of $24,000.

The various notes into which we entered 2003 and 2004 had significant derivative liability implications to the Company.

Gain(Loss) on Debt Conversions. The following debt instruments were converted to Company common stock during the quarter ended June 30, 2004: the Wood Note; the Commission Note; the GBLK Note; approximately $103,000 of Investors Note 1; and the preferred stock conversions discussed above. A loss totaling approximately $2.7 million was recorded on these debt conversions since the Company was required to accrete the notes to full par value, more quickly than the debt instrument terms contemplated.

Investors Note 1 contained conversion options and registration rights. During the quarter ended June 30, 2003, a total of approximately $303,000 of Investors Note 1 was converted into approximately 89.5 million shares of the Company’s common stock. A loss of approximately $326,000 was recorded on this debt conversion primarily since the Company was required to accrete Investors Note 1 to full par value, more quickly than the debt instrument terms contemplated.

Derivatives Expense. The following convertible debt instruments are determined to be derivative instruments under EITF No. 00-19 at June 30, 2004: Investors Note 1, Investors Note 2, Investors Note 3, Investors Note 4, interest on the Investors Notes, and the conversion option embedded in the Company’s preferred stock. The Company evaluates the initial expense and the re-measurement obligations on these instruments utilizing the Black-Scholes Model Option Pricing Model.

At March 31, 2004, the market price per Company common share was $.0375. During the quarter ended June 30, 2004, the market price per Company common share decreased significantly, with a closing price of $.012. As a result of this significant common share price decrease, the Company recorded derivatives income of approximately $223.3 million.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

During the quarter ended June 30, 2003, only the Wood Note, Investors Note 1, Investors Note 2, and Investors Note Interest were subject to derivative accounting. During the quarter ended June 30, 2003, derivatives expense on these instruments totaled approximately $196,000.

Loss on Unconsolidated Subsidiaries. The Company accounts for its investment in International on the equity method of accounting. During the quarter ended June 30, 2004, the Company wrote off approximately $93,000 of investment in International, primarily related to stock based compensation granted to International consultants.

Income Taxes. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of either June 30, 2004 or June 30, 2003, or for the quarters then ended.

Quarter Ended September 30, 2004 vs Quarter Ended September 30, 2003

Revenue. Revenue for the quarter ended September 30, 2004 was approximately $7,000, versus revenue for the quarter ended September 30, 2003 of approximately $.8 million (net of agent commissions). As discussed at “NOTE (1) Organization and Description of Business,” GlobalNet/iDial began migrating their operations and personnel to International, following International’s acquisition in August 2003. By the quarter ended March 31, 2004, substantially all of GlobalNet/iDial’s operations had been migrated, with the exception of small amounts of previously deferred revenue.

The revenue for the quarter ended September 30, 2004 consists exclusively of revenue derived from Carrier’s sales, terminated by International for a net margin to Carrier of 1%.

Data Communications and Telecommunications Costs. Total Data Communications and Telecommunications costs were approximately $10,000 during the quarter ended September 30, 2004, versus approximately $.8 million during the quarter ended September 30, 2003. The significant decrease in these costs reflects the migration of revenue producing activities to International, as discussed above.

Network Operations Costs. Network Operations Costs for the quarter ended September 30, 2004 totaled approximately $54,000, versus approximately $93,000 in the same quarter a year ago. The significant decrease in these costs reflects the migration of revenue producing activities, and associated costs and infrastructure, to International, as discussed above. During the current quarter, the Company incurred expenses in development of Voice Over Internet Protocol (‘VoIP”) products.

Selling and Marketing Costs. Selling and Marketing Costs primarily relate to sales personnel, advertising and marketing initiatives. During the quarter ended September 30, 2004, these costs were approximately $8,000, consisting primarily of consulting expenses.

Selling and Marketing Costs during the quarter ended September, 2003 was approximately $32,000, consisting primarily of personnel related costs. These personnel costs were eliminated through the migration of revenue producing activities, and associated costs and infrastructure, to International, as discussed above.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

General and Administrative Expenses. General and Administrative Expenses consist primarily of executive and other support personnel costs, consulting expenses (including amounts paid in common stock), legal and professional fees, rent and office expenses, and travel expenses. During the quarter ended September 30, 2004, these costs were approximately $335,000, consisting primarily of legal and professional fees and consulting expenses of totaling approximately $237,000. Included in the consulting expenses for the quarter was approximately $120,000 of stock based compensation we gave to executive consultants for the Company.

Traditional categories of personnel and support costs were largely migrated to International. The significant amount of legal and professional fees reflects, in part, the increased complexities associated with the International acquisition.

General and Administrative Expenses during the quarter ended September 30, 2003 was approximately $329,000, of which approximately $96,000 was related to legal and professional and consulting expenses.

Asset Write-offs. During the quarter ended September 30, 2004, the Company wrote off or impaired certain telecommunications, at a loss of approximately $86,000, versus zero in the same quarter a year ago.

Interest Expense. Interest expense during the quarter ended September 30, 2004 was approximately $497,000, versus approximately $103,000 during the quarter ended September 30, 2003. The increase in interest costs is primarily associated with new interest expense on mandatorily redeemable preferred stock issued in conjunction with the International acquisition and with interest costs associated with borrowings under Investors Note 3 in August 2003.

Gain on Extinguishments of Debt. During the quarter ended September 30, 2004, we paid a total of $525,000 in payments against our mandatorily redeemable preferred stock obligations, of which approximately $346,000 related to redemptions of principal. The Company recorded a gain on the extinguishment of this debt in the approximate amount of $838,000.

On August 7, 2003, we amended the Wood Note to provide for a fixed conversion price of $.0016 per share. The amended price per share was the same fixed price conversion as contained in other new notes we entered into during the quarter, and was slightly higher than the price that would have been utilized under the previous agreement which contemplated a 50% discount to the current stock price. However, the change to a fixed price conversion option would provide benefits to the holder during a period of rising stock prices and would be detrimental to the holder during a period of falling stock prices. Under EITF No. 96-19, the change to the Wood Note was considered to be an extinguishment of debt and the entry into a new debt arrangement. The Company calculated the change in value of the old and new deemed instruments, and recorded a gain on extinguishment of debt of approximately $288,000.

In August 2003, in conjunction with the acquisition of International, we entered into a new convertible debt instrument with our Investors (“Investors Note 3”). As part of this funding, we agreed to change the terms of Investors Note 1 and Investors Note 2 to allow conversion at the lower of $.0016 per Company common share or a 50% discount to our trailing 20 day stock price. Under EITF No. 96-19, the change to the Investors Note 1 and Investors Note 2 were considered to be extinguishments of debt and the entry into new debt arrangements. The addition of a fixed conversion price, combined with

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

the then-rising stock prices, resulted in an aggregate loss on extinguishment of Investors debt of approximately $940,000.

The various notes into which we entered 2003 and 2004 had significant derivative liability implications to the Company.

Gain(Loss) on Debt Conversions. The holders of the Company’s preferred stock voluntarily converted approximately $90,000 into Company common stock in July 2004. A loss of approximately $90,000 was recorded on this debt conversion since the Company was required to accrete the notes to full par value, more quickly than the debt instrument terms contemplated.

In August 2003 our Chief Executive Officer converted approximately $309,000 of the Wood Note into approximately 96.6 million shares of the Company’s common stock. The price used in the conversion was $.0032 per common share, although the August 7, 2003 amendment allowed for conversion at $.0016. A loss of approximately $309,000 was recorded on this debt conversion since the Company was required to accrete the converted portion of the Wood Note to full par value, more quickly than the debt instrument terms contemplated.

Investors Note 1 contained conversion options and registration rights. During the quarter ended September 30, 2003, a total of $95,000 of Investors Note 1 was converted into approximately 63.3 million shares of the Company’s common stock. A loss of approximately $95,000 was recorded on this debt conversion since the Company was required to accrete the converted portions of the Investors Note 1 to full par value, more quickly than the debt instrument terms contemplated.

Derivatives Expense. The following convertible debt instruments are determined to be derivative instruments under EITF No. 00-19 at September 30, 2004: Investors Note 1, Investors Note 2, Investors Note 3, Investors Note 4, interest on the Investors Notes, and the conversion option embedded in the Company’s preferred stock. The Company evaluates the initial expense and the re-measurement obligations on these instruments utilizing the Black-Scholes Model Option Pricing Model.

At June 30, 2004, the market price per Company common share was $.012. During the quarter ended September 30, 2004, the market price per Company common share decreased significantly, with a closing price of $.006. As a result of this significant common share price decrease, the Company recorded derivatives income of approximately $48 million.

During the quarter ended September 30, 2003, the Company entered into a new convertible debt instrument with the Investors (Investors Note 3). Additionally, we entered into new convertible debt instruments by converting a commission payable to a convertible note (the “Commission Note”), and finalized the GBLK acquisition by the issuance of a new convertible debt instrument (the “GBLK Note”). Finally, we issued mandatorily redeemable preferred stock in conjunction with the acquisition of International. This preferred stock contained a conversion feature into the Company’s common stock, “upon default.”

The following convertible debt instruments are determined to be derivative instruments under EITF No. 00-19 at September 30, 2003: Investors Note 1, Investors Note 2, Investors Note 3, interest on the Investors Notes, the Wood Note, the Commission Note, the GBLK Note, and the conversion option embedded in the Company’s preferred stock. The Company evaluates the initial expense and the re-measurement obligations on these instruments utilizing the Black-Scholes Option Pricing Model.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

During the quarter ended September 30, 2003, derivatives expense on these convertible debt instruments totaled approximately $95.5 million. The primary reason for the significant expense is that the stock price increased to $.039 per common share at the end of the quarter, while the derivative instruments provided for a fixed conversion price of $.0016 per common share.

Loss on investment in equity method investee. As discussed at “NOTE (1) Organization and Description of Business,” the Company accounts for its investment in International on the equity method of accounting. During the quarter ended September 30, 2004, the Company wrote off approximately $306,000 of investment in International, primarily related to stock based compensation granted to International consultants. In addition, the Company incurred certain marketing obligations for an unconsolidated subsidiary engaged in global satellite communications.

During the quarter ended September 30, 2003, we recorded the entire loss from International’s operations for the period August 26, 2003 to September 30, 2003. This loss totaled approximately $676,000.

Income Taxes. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of either September 30, 2004 or September 30, 2003, or for the quarters then ended.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2003 and 2004, and for most of the quarters presented herein, cash generated from operations has been insufficient to meet the Company’s needs. To address this issue, during 2003 and 2004, the Company entered into a series of convertible notes with investors (the “Investors Notes”). The Investors Notes typically contained a market interest rate, a conversion option into Company shares, and separate warrants to purchase Company shares. The conversion options ranged from a 40% discount to a 20-day trailing stock trading calculation in the early stages of the relationship, to an 85% discount in early 2007.

The Investors Notes issued in 2004 were in default at December 31, 2004. All of the Investors Notes issued in 2003, to the extent not converted into common shares, were in default at both December 31, 2004 and 2003.

All of the Investors Notes are collateralized by substantially all of the assets of the Company, with the exception of the Company’s interest in GNI, which is pledged to Titan. All of the Investors Notes have registration rights and contain provisions whereby the holders contractually agreed to restrict their ability to convert the Investors Notes and exercise warrants and receive shares of common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise did not exceed 4.90% of the Company's then issued and outstanding shares of common stock. As described below, certain of the Investors Notes have been converted into shares of the Company’s common stock.

At December 31, 2002, the Company was indebted to our Chief Executive Officer under the Wood Note. In addition, during 2003 the Company became indebted under the Commission Note, the GBLK Note, and for mandatorily redeemable preferred stock issued to our majority shareholder (Growth

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Enterprise Fund, S.A.; “GEF”) in conjunction with the International acquisition. Changes to each of these instruments are described below .

The accounting for the above described convertible instruments are materially affected by rules regarding accounting for derivatives. These effects are highly material to the Company, and the reader is encouraged to review the disclosures contained in the accompanying audited Consolidated Financial Statements.

Quarter Ended March 31, 2003

As of March 31, 2003, we had no cash on hand and approximately $221,000 of accounts receivable currently due. As of that date, our principal cash requirements consisted of obligations for long distance transmissions, and other payables incurred in the normal course of business. For the three months ended March 31, 2003, GlobalNet/iDial’s cash generated from operations was not sufficient to meet all of our operating obligations.

Net Cash From (Used In) Operating Activities. Net cash used in operating activities was approximately ($671,000) for the three months ended March 31, 2003. This increase in funds used in operations was primarily due to increased selling, general and administrative costs and tightening of credit terms from carriers of phone services.

Net Cash From (Used In) Investing Activities. The Company did not have any material asset additions or sales in the first quarter of 2003.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by (used in) financing activities was approximately $649,000 for the three months ended March 31, 2003. The increase was mainly due to the convertible note payable issued in February 2003 (see discussion below under “Convertible Debt Instruments”).

Convertible Debt Instruments. Due to the continuing shortfall in cash, on February 6, 2003, the Company executed a convertible note agreement for a principal amount of $750,000 (“Investors Note 1”). Net proceeds of $661,590 (net of lender fees of $88,410) were received in three tranches in February 2003. As originally structured, Investors Note 1 bore interest at 12%, matured three years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to 50% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 2,250,000 warrants to purchase common stock at a price of $.05 per share, for a five year period.

The Company was indebted to our Chief Executive Officer for the Wood Note in the approximate amount of $1,363,000. As part of the negotiations for consummating Investors Note 1, our Chief Executive Officer agreed to defer repayment of the Wood Note for a period of six months after the new investors had been repaid. In consideration of this extension of time, the Company agreed to change the conversion option in the Wood Note from a 20% discount to a 50% discount. Under EITF No. 96-19, the changes to the Wood Note were considered to be an extinguishment of debt and the entry into a new debt arrangement. See above notes to the audited Consolidated Financial Statements

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

and quarterly discussions of results of operation (above) for information regarding the accounting for this deemed extinguishment of debt.

Issuances of Company Common Stock. During the three months ended March 31, 2003, the Company issued common stock for services rendered, for conversions of Investors Note 1, and as a good faith deposit on a letter of intent to purchase new technology and products.

A total of 900,000 shares were issued for services at a value of $9,000. A total of 16,911,288 shares were issued for conversion of approximately $100,000 of Investors Note 1.

During the three months ended March 31, 2003 a total of 30,000,000 shares were issued as a good faith deposit on new products and technology in order to complete initial development while the final terms of the agreement were completed.

During the three months ended March 31, 2003, the Company cancelled 1,250,000 shares of common stock from two former employees for a cash payment of $2,500.

Quarter Ended June 30, 2003

As of June 30, 2003, we had approximately $106,000 cash on hand and approximately $191,000 of accounts receivable currently due. As of that date, our principal cash requirements consisted of obligations for long distance transmissions, and other payables incurred in the normal course of business. During the six months ended June 30, 2003, GlobalNet/iDial's cash generated from operations was not sufficient to meet all of our operating obligations.

Net Cash From (Used In) Operating Activities. Net cash provided by (used in) operating activities was approximately ($346,000) for the three months ended June 30, 2003. The negative cash generated during the quarter was primarily attributed to continued operating losses.

Net Cash From (Used In) Investing Activities. Net cash provided by (used in) investing activities was approximately $45,000 for the three months ended June 30, 2003. The Company had minimal asset additions in the second quarter of 2003, but also sold several assets during the second quarter of 2003.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by (used in) financing activities was approximately $407,000 for the three months ended June 30, 2003. The increase was mainly due to the convertible note payable issued in May 2003 (see discussion below under “Convertible Debt Instruments”).

Convertible Debt Instruments. On May 9, 2003 the Company executed a convertible note agreement for a principal amount of $3,000,000 (“Investors Note 2”). Net proceeds of $437,187 (net of lender fees of $62,813) were received in two tranches in May and June 2003. No further tranches were received under Investors Note 2. As originally structured, Investors Note 2 bore interest at 12%, matured three years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.01 or (ii) 50% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 1,500,000 warrants to purchase common stock at a price of $.01 per share, for a five year period.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

On June 23, 2003, by Letter Agreement and in conjunction with the June funding under the May 2003 financing transactions, the Company agreed to increase the discount on conversion of common stock to 60% on both Investors Note 1 and Investors Note 2. By Letter Agreement, dated June 27, 2003, the holders of Investors Note 2 waived the requirement to reserve shares of common stock until such time when the Company filed an amended Certificate of Incorporation, authorizing an increase in authorized shares.

Under EITF No. 96-19, the changes to Investors Note 1 and Investors Note 2 were considered to be an extinguishment of debt and the entry into a new debt arrangement. See above notes to the audited Consolidated Financial Statements and quarterly discussions of results of operation (above) for information regarding the accounting for this deemed extinguishment of debt.

Issuances of Company Common Stock. During the quarter ended June 30, 2003, the Company issued an aggregate of 4,900,000 shares of common stock to employees of the Company in lieu of salary and bonuses valued at approximately $26,000. The Company paid accrued bonuses from 2002 to employees in stock, totaling 11,000,000 shares valued at approximately $58,000.

During the quarter ended June 30, 2003, the Company issued an aggregate of 4,815,000 shares of common stock to consultants for services valued at approximately $27,000, and issued 5,000,000 shares to a consultant for services and discharge of indebtedness valued at approximately $30,000.

A total of 89,468,633 shares were issued for conversion of approximately $303,000 of Investors Note 1.

Quarter Ended September 30, 2003

GlobalNet International Acquisition and Subsequent Bankruptcy. On May 20, 2003, Growth Enterprise Fund, S.A. ("GEF") entered into a Stock Purchase Agreement with The Titan Corporation (“Titan”) to acquire 100% of the common stock of GlobalNet Inc. (“GNI”), whose sole asset was 100% of the single member Delaware limited liability company, GlobalNet International, L.L.C. (“International”), collectively “GlobalNet International.” Subsequently, on August 21, 2003, iDial Networks, Inc. (“iDial”) entered into an Assignment and Assumption Agreement with GEF and Titan, whereby GEF transferred to iDial all its rights and obligations under the Stock Purchase Agreement in exchange for 60% of iDial's outstanding common stock (after taking into consideration the potential dilution from certain convertible debentures), 100,000 shares of Series A Preferred Stock, and certain other consideration.

In late fourth quarter of 2003, iDial substantially eliminated most of its independent operations, in order to concentrate on the business of GlobalNet International. In December, 2003, iDial changed its name to GlobalNet Corporation (“GlobalNet/iDial”).

International was unable to meet all of its obligations, and filed for protection under Chapter 11 of the United States Bankruptcy Code on June 30, 2004. The parent corporation (GlobalNet/iDial) and its subsidiary Carrier Services Corp (“Carrier”) did not file for bankruptcy protection.

Pursuant to SFAS No. 94, the Company was deemed to have lost control of International as a result of the bankruptcy filing. Accordingly, GlobalNet International has been deconsolidated for all presented

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

periods and accounted for on the equity method of accounting. See “NOTE (16) GlobalNet International Financial Statements and Disclosures,” for further information relating to the separate financial statements of GlobalNet International during the presented periods.

In June 2005, International was dismissed from bankruptcy protection, with its remaining assets substantially remitted to its secured creditor. Concurrently with the dismissal from bankruptcy protection, International ceased operations.
Consideration Issued in Conjunction with GlobalNet International Acquisition and Funding of the Transaction. As discussed above, on May 20, 2003, GEF entered into a Stock Purchase Agreement with Titan to acquire 100% of the common stock of GNI in exchange for the assumption of certain liabilities of Titan (the "assumed liabilities"), and certain cash payments totaling approximately $1,500,000.

Subsequently, on August 22, 2003, the Company entered into an Assignment and Assumption Agreement with GEF and Titan (the "Assignment"), whereby GEF transferred to the Company all its rights and obligations under the Stock Purchase Agreement, including the right to receive all of the issued and outstanding common stock of GNI. On August 21, 2003, amendments were made to the Stock Purchase Agreement to reflect certain payments made by GNI after the date of the Stock Purchase Agreement. In connection with the Stock Purchase Agreement and the Assignment, promissory notes and accrued interest payable in the aggregate amount of approximately $15.6 million payable by GNI’s wholly owned limited liability company, International, to Titan, were assigned to iDial (the "International Notes"). As consideration for the Acquisition, the Company and GEF engaged in the following transactions with Titan:

-	the Company issued a $1,500,000 principal amount promissory note to Titan (the "Titan Note"), of which $550,000 was paid during 2003;

-	the Company paid $1,500,000 to Titan; and

-	GEF paid $500,000 to Titan, which was repaid during 4th Quarter 2003 by the Company to GEF (see below).

In connection with the Assignment, on August 22, 2003, the Company entered into a Purchase Agreement with GEF whereby the Company issued to GEF a $500,000 principal amount promissory note, 100,000 shares of the Company's Series A Preferred Stock and 60% of the Company's outstanding common stock after taking into consideration the potential dilution from certain convertible debentures. In connection with the transaction, the Company pledged 100% of the stock of GNI and the International Notes to Titan as collateral to secure payment of the assumed liabilities and the Titan Note.

The shares of Series A Preferred Stock carried limited voting rights, had a stated value of $156 per share and paid cumulative dividends at the rate of $7.80 per share per annum (5% of the stated value). Commencing on December 31, 2003, the Company was required to redeem $175,000 of the Series A Preferred Stock on the first business day of each month, such payment being applied first to accrued but unpaid dividends, and to the extent of any excess over such accrued but unpaid dividends, to redemption of shares of Series A Preferred Stock. At the option of the holder, the Company was required to redeem additional shares of the Series A Preferred Stock from the Company's Free Cash

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Balance, as defined in the Series A Preferred Stock Certificate of Designation. In addition, if the Company failed to make dividend payments on the Series A Preferred Stock, the Series A Preferred Stock was convertible into the Company's common stock at the option of the holder.

In order to fund the costs of the transaction, on August 22, 2003, the Company entered into a Securities Purchase Agreement with the Investors, in which the investors provided funding in the amount of $1,750,000 (“Investors Note 3”). In exchange for such funding, the investors received convertible debentures. The debentures issued pursuant to the August 2003 Securities Purchase Agreement originally bore interest at 12% per year, matured two years from the date of issuance, and were convertible into the Company's common stock, at a rate of $.0016 per share; however, if at any time the market price of the Company's common stock was below $.0016, then the conversion price would be equal to the lesser of (i) $.0016, or (ii) the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 60%.

Net Cash From (Used In) Operating Activities. As of September 30, 2003, we had approximately $42,000 cash on hand and approximately $181,000 of accounts receivable currently due. As of that date, our principal cash requirements consisted of obligations for long distance transmissions, and other payables incurred in the normal course of business. During the quarter ended September 30, 2003, GlobalNet/iDial's cash generated from operations was sufficient to meet all of our operating obligations, but not our longer term needs.

Net cash provided by (used in) operating activities was approximately $65,000 for the three months ended September 30, 2003.

Net Cash From (Used In) Investing Activities. Net cash provided by (used in) investing activities was approximately ($1.8) million for the three months ended September 30, 2003. The cash used in investing activities was associated with payments to Titan and transaction costs, both related to the GlobalNet International acquisition (see above).

Net Cash Provided By (Used In) Financing Activities. Net cash provided by (used in) financing activities was approximately $1.6 million for the three months ended September 30, 2003. The increase was mainly due to the issuance of Investors Note 3 in August 2003, used for the acquisition consideration discussed above.

Convertible Debt Instruments- the Investor Notes. As discussed above, on August 21, 2003, the Company executed a convertible note agreement for a principal amount of $1,750,000 (Investors Note 3). Net proceeds of $1,650,000 (net of lender fees of $100,000) were received. As originally structured, Investors Note 3 bore interest at 12%, matured two years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.0016 or (ii) 40% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date.

In conjunction with the Investors Note 3 financing, by Letter Agreement on August 21, 2003, the Company agreed to modify the terms of Investors Note 1 and Investors Note 2 to: a) change the maturity date to August 21, 2005; and b) modify the conversion prices to be equal to the lower of (i) $0.0016 or (ii) 40% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

aforementioned substantial modifications of debt are accounted for under EITF No. 96-19 as deemed extinguishments of debt.

Convertible Debt Instruments- the Wood Note. On August 7, 2003, the Wood Note was amended (the “Second Amendment”) to provide for a fixed conversion of $.0016 per share (50% of the August 7, 2003 high trading price), and to remove any restrictions on conversion. The aforementioned substantial modifications of debt are accounted for under EITF No. 96-19 as a deemed extinguishment of debt.

On August 11, 2003, approximately $309,000 of the Wood Note was converted to approximately 96.6 million shares of the Company’s common stock. The exercise price actually used in the conversions was $.0032.

In conjunction with the acquisition of GlobalNet International, Wood entered into a verbal agreement to convert the remaining portion of the Wood Note (approximately $1.1 million), subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 658.7 million shares of the Company’s common stock, were issued to Wood in April 2004.

See “NOTE (3) Restatements” for information regarding the original accounting for the Wood Note and the effect of the corrections described above.

Convertible Debt Instruments- the GBLK Note. On August 7, 2003, the Company entered into an agreement related to the acquisition of GBLK for a convertible note in the amount of $118,000. The note was freely convertible at $.0016 per share, or a 50% discount from the day’s trading high. In conjunction with the acquisition of GlobalNet International, the holder of the GBLK Note entered into a verbal agreement to convert the GBLK Note, subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 73.8 million shares of the Company’s common stock, were issued in April 2004.

Convertible Debt Instruments- the Commission Note. On August 7, 2003, the Company entered into an agreement with a vendor to whom it owed a commission payable (the “Commission Note”) for a convertible note in the amount of approximately $268,000. The Commission Note also called for delivery of one million shares of S-8 stock, for a period of four months subsequent to the filing of an Information Statement. The note was freely convertible at $.0016 per share, or a 50% discount from the day’s trading high. In conjunction with the acquisition of GlobalNet International, the holder of the Commission Note entered into a verbal agreement to convert the Commission Note, subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 167.5 million shares of the Company’s common stock, were issued in April 2004.

Convertible Debt Instruments- the Mandatorily Redeemable Preferred Stock. As discussed above, in connection with the GlobalNet International acquisition in August 2003, the Company entered into a Purchase Agreement with GEF whereby the Company issued to GEF a $500,000 principal amount promissory note, 100,000 shares of the Company' Series A Preferred Stock, 100,000 shares of Series B Preferred Stock. The shares of Series A Preferred Stock carried limited voting rights, had a stated value of $106 per share and paid cumulative dividends at the rate of $5.30 per share per annum (5% of the stated value). Commencing on December 31, 2003, the Company was required to pay

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

$118,910 of the Series A Preferred Stock on the first business day of each month, which such payment would be for accrued but unpaid dividends, and to the extent of any excess over such accrued but unpaid dividends, redemption of shares of Series A Preferred Stock. At the option of the holder, the Company was required to redeem additional shares of the Series A Preferred Stock from the Company's Free Cash Balance, as defined in the Series A Preferred Stock Certificate of Designation. In addition, if the Company failed to make dividend payments on the Series A Preferred Stock, the Series A Preferred Stock was convertible into the Company's common stock at the option of the holder.

The shares of Series B Preferred Stock had no limited voting rights, had a stated value of $50 per share and paid cumulative dividends at the rate of $2.50 per share per annum (5% of the stated value). Commencing on December 31, 2003, the Company was required to pay $56,090 of the Series B Preferred Stock on the first business day of each month, which such payment would be for accrued but unpaid dividends, and to the extent of any excess over such accrued but unpaid dividends, redemption of shares of Series B Preferred Stock. At the option of the holder, the Company was required to redeem additional shares of the Series B Preferred Stock from the Company's Free Cash Balance, as defined in the Series B Preferred Stock Certificate of Designation.

On December 8, 2003, the Company’s Board of Directors agreed with GEF’s position that the Series B Preferred Stock was an error, and agreed to cancel the Series B Preferred Stock and reissue the face value to Series A. Because of the mechanics of the calculation, the shares into which the combined face value could be converted did not change.

As a result of this correction, the Series A Preferred Stock at December 31, 2003 totaled to 100,000 issued shares, with a face value of $156 per share. The Company was required to remit $87,500 on the 10th and 20th day each month, inclusive of interest at 5%. The preferred holder also had 60% equivalent voting rights of the common shares until the required acquisition shares were issued in April 2004.

As originally issued, the Series A Preferred Stock was convertible only upon default at an exercise price of $.0074. This option “upon default” is considered to be a derivative, subject to probability assessment.

In December 2003, the Company determined that it would be unable to make the payments required by the Series A Preferred Stock Certificate of Designation. On December 8, 2003, the Company’s Board of Directors discussed the impending default on the Preferred Stock.. The default would allow GEF to convert the Preferred Stock, upon notice and cure period, but would also have other damaging consequences to the Company. The Board of Directors concluded that it would be better to amend the Series A Preferred Stock to provide free convertibility without the damages attendant to default proceedings. Accordingly, the Board of Directors adopted a resolution granting free convertibility of the Series A Preferred Stock at $.0074 per share of common stock (the same conversion price as was then in the Series A Certificate of Designation). The Board of Directors also adopted a resolution directing that the Preferred Stock and the common shares underlying same be registered with the SEC, together with the shares underlying the Investor Notes. By Unanimous Written Consent of the Board of Directors, on December 31, 2003, the Board formally adopted the changes to Series A and Series B Preferred Stock, discussed above.

Convertible Debt Instruments- the Titan Note. As discussed above in conjunction with the GlobalNet International acquisition, we issued a promissory note to Titan Corporation in the original amount of $1,500,000. We paid Titan $500,000 during during the fourth quarter of 2003, leaving a balance owing on the note in the amount of $1,000,000, due December 17, 2003.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

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

The Company paid $50,000 in December 2003 and made total additional principal payments of $325,000 during the first quarter of 2004. The Company defaulted on the remaining principal balance of $875,000.

Issuances of Company Common Stock. On August 11, 2003, approximately $309,000 of the Wood Note was converted to common stock. Although the Second Amendment, effective August 7, 2003, allowed for conversion at a price of $.0016 per common share, the exercise price actually used in the conversion was $.0032.

In conjunction with the acquisition of GlobalNet International, Wood entered into a verbal agreement to convert the remaining portion of the Wood Note (approximately $1.1 million), subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 658.7 million shares of the Company’s common stock, were issued to Wood in April 2004.

On August 11, 2003, the then-Chief Executive Officer (Wood), then-President and then-Chief Financial Officer converted an aggregate of approximately $230,000 of accrued bonuses and salaries payable into 71,911,750 Company common shares. In addition, as described above, Wood converted $309,000 of the Wood Note into approximately 96.6 million Company common shares.

The conversions substantially provided sufficient shares held by insiders, such that Board of Directors’ resolutions increasing the authorized number of shares to 20 billion shares and authorizing a new class of preferred stock, could be passed by action of majority shareholders. The increase in authorized shares, preferred stock authorization, and the ability to deliver proxies representing majority control of the Company were elements of the GEF negotiations, finally consummated on August 25, 2003 .

Quarter Ended March 31, 2004 versus Quarter Ended March 31, 2003

Net Cash From (Used In) Operating Activities. As of March 31, 2004, we had cash of approximately $34,000 versus zero at March 31, 2003. At March 31, 2004, we had approximately $25,000 of accounts receivable currently due, versus approximately $221,000 at March 31, 2003. For the three months ended March 31, 2003, GlobalNet/iDial’s cash generated from operations was not sufficient to

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

meet all of our operating obligations. For the three months ended March 31, 2004, with the exception of a net cash injection from International via an intercompany payable relationship, GlobalNet/iDial’s cash generated from operations was not sufficient to meet all of our operating obligations.

Net cash from operating activities was approximately $317,000 for the three months ended March 31, 2004 versus approximately $(671,000) used for the three months ended March 31, 2003.

Net Cash From (Used In) Investing Activities. The Company did not have any material asset additions or sales in either the first quarter of 2004 or the first quarter of 2003.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by (used in) financing activities was approximately ($326,000) for the three months ended March 31, 2004, versus approximately $649,000 provided for the three months ended March 31, 2003. As discussed above, the uses in 2004 consisted of payments against the Titan Note and the financing in 2003 consisted primarily of Investors Note 1.

Convertible Debt Instruments- the Mandatorily Redeemable Preferred Stock Convertible Debt Instruments. On February 22, 2004, GEF notified the Company that GEF was exercising its right to rescind the transactions contemplated by the Securities Purchase Agreement dated August 22, 2003. In consideration of GEF's agreement to hold in abeyance the exercise of its rescission right, the Company extended the time for GEF to exercise such rescission right to February 27, 2004. On February 27, 2004, the time for GEF to exercise its rescission right lapsed without GEF effectively exercising such right.

On March 2, 2004, GEF notified the Company that it waived any and all defaults by the Company under the terms of the Preferred Stock and agreed that unpaid Preferred Stock dividends accrued to date would be added to the face amount of the Preferred Stock. As consideration for the waiver, the conversion price was reduced from $.0074 to $.0016.

Issuances of Company Common Stock. On January 2, 2004, the Company issued 300,000,000 shares of common stock, registered on Form S-8, valued at approximately $21 million, to International consultants to help secure certain mobile satellite contracts. The value of the issued shares were reflected on the Company’s balance sheet as related entity receivable from GlobalNet International.

The consultants were assisting GlobalNet International with three initial announced projects with Iraq, Libya and Cuba. At March 31, 2004, the Libya and Cuba projects were still being evaluated by the Department of Defense (”DoD”) and would begin when approval from the DoD was received by the Company. The Iraqi project was underway with initial distribution of Satellite Phones and SIMSs (Subscriber Identity Modules) cards. The announcement of the successful testing and launch of the Iraqi project stated that the "Pre-Paid Mobile Satellite System serves Turkey, and areas to the south and east, including the eastern Mediterranean, Egypt, Lebanon and Iraq. This project will serve as a template to carry all the voice traffic from the countries currently in negotiations or awaiting approval from either the DoD or State Department."

Pursuant to SFAS No. 123R, EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and EITF 00-18: “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Other Than Employees,” the Company recorded a liability to issue stock at December 31, 2003 in the amount of $21 million with the offset to a related entity receivable from GlobalNet International.

The Consultants performed some services in the first quarter of 2004, but little, if any, thereafter. Accordingly, the Company wrote-off a related entity receivable of $21 million in the first quarter of 2004.

Quarter Ended June 30, 2004 versus Quarter Ended June 30, 2003

Net Cash From (Used In) Operating Activities. As of June 30, 2004, we had cash of approximately $1.7 million versus approximately $106,000 at June 30, 2003. At June 30, 2004, we had approximately $83,000 of accounts receivable currently due, versus approximately $191,000 at June 30, 2003. The significant decrease in accounts receivable resulted from the migration of GlobalNet/iDial’s operations to International in late third quarter of 2003. For the three months ended both June 30, 2004 and June 30, 2003, GlobalNet/iDial’s cash generated from operations was not sufficient to meet all of our operating obligations.

Net cash used in operating activities was approximately ($728,000) for the three months ended June 30, 2004 versus approximately $(346,000) for the three months ended June 30, 2003 .

Net Cash From (Used In) Investing Activities. The Company did not have any material asset additions or sales in the second quarter of 2004. The Company had minimal asset additions in the second quarter of 2003, but also sold several assets during the second quarter of 2003, resulting in cash provided by investing activities of approximately $45,000.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by (used in) financing activities was approximately $2.4 million for the three months ended June 30, 2004, versus approximately $407,000 for the three months ended June 30, 2003. As discussed below the Company entered into a new convertible debt instrument with the Investors in May 2004. During the second quarter of 2003, the Company entered into Investors Note 2.

Convertible Debt Instruments- the Investors Notes. In May 2004 the Company executed a convertible note agreement for a principal amount of $3,800,000 (“Investors Note 4”). Net proceeds of approximately $2.4 million (net of lender fees of approximately $160,000) were received in two tranches in May and June 2004. In October 2004, a third tranche of approximately $1.1 million (net of lender fees of approximately $88,000) was also received. As originally structured, Investors Note 4 bore interest at 6%, matured four years from the date of issuance, and was convertible into common stock, at the holders’ option, at a conversion price, equal to the lower of (i) $0.06 or (ii) 70% of the average of the three lowest intraday trading prices for the Company’s common stock during the 20 trading days before, but not including, the conversion date. The holders also received 11,400,000 warrants to purchase common stock at a price of $.02 per share, for a five year period.

In conjunction with the Investors Note 4 financing and related negotiations with the Company’s majority shareholder, by Letter Agreement, the interest rate on Investors Note 1, Investors Note 2, and Investors Note 3 was reduced to 6%. The Company was also granted additional time to secure approval to increase the authorized capitalization of the Company and to obtain the effectiveness of a registration statement.

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Convertible Debt Instruments- the Mandatorily Redeemable Preferred Stock Convertible Debt Instruments. In conjunction with an agreement whereby the existing debt holders would lend additional amounts to the Company (Investors Note 4, above), GEF agreed on April 6, 2004 to convert current and future principal and interest through June 2004 into 1,171,875,000 shares of common stock as long as subsequent debt service and interest payments continued to be made timely.

Increase in Authorized Shares and Issuances of Company Common Stock. On December 31, 2003, a majority of the Company's stockholders voted by written consent in lieu of a special meeting of stockholders to amend the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock of the Company from 1,000,000,000 shares to 20,000,000,000. The Company filed the amendment to the Certificate of Incorporation to be effective April 21, 2004.

In conjunction with the acquisition of GlobalNet International, our Chief Executive Officer entered into a verbal agreement to convert the remaining portion of the Wood Note (approximately $1.1 million), subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 658.7 million shares of the Company’s common stock, were issued to Wood in April 2004.

On August 7, 2003, the Company entered into an agreement related to the acquisition of GBLK (GBLK Note) for a convertible note in the amount of $118,000. The note was freely convertible at $.0016 per share, or a 50% discount from the day’s trading high. In conjunction with the acquisition of GlobalNet International, the holder of the GBLK Note entered into a verbal agreement to convert the GBLK Note, subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 73.8 million shares of the Company’s common stock, were issued in April 2004.

On August 7, 2003, the Company entered into an agreement with a vendor to whom it owed a commission payable (Commission Note) for a convertible note in the amount of approximately $268,000. The note was freely convertible at $.0016 per share, or a 50% discount from the day’s trading high. In conjunction with the acquisition of GlobalNet International, the holder of the Commission Note entered into a verbal agreement to convert the Commission Note, subject to the Company completing its Information Statement to increase the authorized shares. The converted shares, totaling approximately 167.5 million shares of the Company’s common stock, were issued in April 2004.

On April 30, 2004, the Company issued approximately 4.6 billion shares of restricted common stock as completion of payment of the GlobalNet International acquisition in August 2003. These shares were issued to GEF and affiliates as consideration for its negotiated 60% ownership of the Company subsequent to consummation of the acquisition.

On May 27, 2004, the Company and GEF reached an agreement (the “CS Surrender Agreement”) whereby GEF agreed to surrender to the Company the number of Company common shares held by GEF necessary to service conversions by the Investors incident to the Investors’ conversion privileges in the Investor Notes. Under the CS Surrender Agreement, GEF’s obligations to surrender shares upon Investor Note conversions was limited to an aggregate 2.5 billion common shares.

On June 9, 2004, the Investors converted approximately $103,000 of Investors Note 1 into approximately 64 million Company common shares. On August 25, 2004, GEF surrendered an equivalent amount of common shares to the Company for cancellation. Since the transaction involved

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

the controlling shareholder (GEF) of the Company, the Company has concluded that the transaction lacks economic substance and is essentially a capital transaction. Accordingly, the retirement of the common stock is treated as a capital stock retirement at fair value on August 25, 2004, with the gain recorded as additional paid-in-capital. The recording of the transaction results in no net effect on equity and no income statement effect.

As discussed below, the CS Surrender Agreement was cancelled on October 29, 2004.

Quarter Ended September 30, 2004 versus Quarter Ended September 30, 2003

Net Cash From (Used In) Operating Activities. As of September 30, 2004, we had cash of approximately $519,000 versus approximately $42,000 at September 30, 2003. At September 30, 2004, we had approximately $51,000 of accounts receivable currently due, versus approximately $181,000 at September 30, 2003. The significant decrease in accounts receivable resulted from the migration of GlobalNet/iDial’s operations to International in late third quarter of 2003. For the three months ended September 30, 2004, GlobalNet/iDial’s cash generated from operations was not sufficient to meet all of our operating obligations. During the quarter ended September 30, 2003, GlobalNet/iDial's cash generated from operations was sufficient to meet all of our operating obligations, but not our longer term needs.

Net cash used in operating activities was approximately ($877,000) for the three months ended September 30, 2004 versus approximately $65,000 provided by operations for the three months ended September 30, 2003.

Net Cash From (Used In) Investing Activities. The Company did not have any material asset additions or sales in the third quarter of 2004. Net cash provided by (used in) investing activities was approximately ($1.8) million for the three months ended September 30, 2003. The cash used in investing activities was associated with payments to Titan and transaction costs, both related to the GlobalNet International acquisition (see above).

Net Cash Provided By (Used In) Financing Activities. Net cash provided by (used in) financing activities was approximately ($347,000) for the three months ended September 30, 2004, versus approximately $1.6 million for the three months ended September 30, 2003.

During the quarter ended September 30, 2004, the Company made certain cash redemption payments against its mandatorily redeemable preferred stock obligations. Net cash provided by (used in) financing activities was approximately $1.6 million for the three months ended September 30, 2003. The increase was mainly due to the issuance of Investors Note 3 in August 2003, used for the acquisition consideration discussed above.

Convertible Debt Instruments- the Mandatorily Redeemable Preferred Stock Convertible Debt Instruments; Common Stock Surrender Agreement.  From July 1, 2004 to September 30, 2004, the Company made timely payments of $175,000 per month to GEF, including approximately $346,000 of principal reduction. Additionally, in July 2004, GEF converted approximately $90,000 of Series A Preferred Stock to approximately 56 million shares of common stock.

On October 20, 2004, the Company and GEF reached an agreement (the “PS/CS Surrender Agreement”) whereby GEF agreed to surrender to the Company all of its holdings of the Company’s

GLOBALNET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Preferred Stock and waive payment of accrued but unpaid dividends and to surrender for cancellation approximately 3.436 billion of Company common shares held by GEF. The Preferred Stock and common stock surrenders were contingent upon funding of additional Investor Notes, which was satisfied by execution of Investor Note 4 on October 29, 2004. In conjunction with execution of the PS/CS Surrender Agreement, the previous common stock surrender agreement was cancelled and all previous agreements with GEF relating to Iraq telecommunications services were cancelled. The agreement also contained indemnities and releases.

Since the PS/CS Surrender Agreement involved the controlling shareholder (GEF) of the Company, the Company has concluded that the transaction lacks economic substance and is essentially a capital transaction. Accordingly, after accruing all dividends through the retirement date, the retirement of the preferred stock is treated as a capital contribution recorded as additional-paid-in-capital. The derivative liability associated with the embedded derivative in the preferred stock instrument, after remeasuring the liability through the retirement date, is also treated as a capital contribution recorded as additional-paid-in-capital. The recording of the transaction results in no net effect on equity and no income statement effect.

Inclusive of the extinguishment of derivatives liabilities associated with the embedded derivative feature, the total recorded contribution to capital recorded as a result of the preferred and common stock surrenders was approximately $44.2 million during the fourth quarter of 2004.