Form 10KSB/A
period 2004-12-31
GLOBALNET CORP
filed 2007-10-02
CIK 810932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-2

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GlobalNet Corporation
(formerly iDial Networks, Inc.)
(Name of small business issuer in its charter)

Nevada	000-24962	75-2863583
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)

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

GLOBALNET CORPORATION (f/k/a iDial Networks, Inc.)

By:  /s/ Mark Schaftlein

Mark Schaftlein, Chairman of the Board and Chief Executive Officer
Dated:  October 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Mark Schaftlein

Mark Schaftlein, Chairman of the Board and Chief Executive Officer
Dated:  October 2, 2007

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